Form 10-K
period 1998-12-31
LINCOLN BANCORP /IN/
filed 1999-03-31
CIK 1070259

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
     (Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _______________

Commission File Number      333-63373

                                 LINCOLN BANCORP
             (Exact name of registrant as specified in its charter)

                 INDIANA                                35-2055553
      (State or other Jurisdiction            (I.R.S. Employer Identification
    of Incorporation or Organization)                     Number)


          1121 East Main Street
          Plainfield,  Indiana                             46168
(Address of Principal Executive Offices)                (Zip Code)

               Registrant's telephone number including area code:
                                 (317) 839-6539

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                         Common Stock, Without Par Value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES _____ NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (N/A)

The aggregate market value of the issuer's voting stock held by non-affiliates, as of March 25, 1999 was $62,333,000.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of December 31, 1998, was 7,009,250 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.


                            Exhibit Index on Page E-1
                               Page 1 of 82 Pages

                                 LINCOLN BANCORP
                                    Form 10-K
                                      INDEX
                                                                            Page
Forward Looking Statement.................................................

                                     PART I
     Item 1     Business..................................................
     Item 2.    Properties................................................
     Item 3.    Legal Proceedings.........................................
     Item 4.    Submission of Matters to a Vote of Security Holders.......
     Item 4.5.  Executive Officers of the Registrant......................

                                    PART II

     Item 5.    Market for Registrant's Common Equity and Related
                    Shareholder Matters...................................
     Item 6.    Selected Financial Data...................................
     Item 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................
     Item 7A.   Quantitative and Qualitative
                    Disclosures about Market Risks........................
     Item 8.    Financial Statements and Supplementary Data...............
     Item 9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure...................
PART III
     Item 10.   Directors and Executive Officers of Registrant............
     Item 11.   Executive Compensation....................................
     Item 12.   Security Ownership of Certain Beneficial
                    Owners and Management.................................
     Item 13.   Certain Relationships and Related Transactions............

PART IV

     Item 14.   Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K...............................

SIGNATURES................................................................

                            FORWARD LOOKING STATEMENT

     This Annual Report on Form 10-K ("Form 10-K") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief, outlook, estimate or expectations of the Holding Company (as defined below), or its directors or officers primarily with respect to future events and the future financial performance of the Holding Company. Readers of this Form 10-K are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-K identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other savings and financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or unanticipated results in pending legal proceedings.

Item 1.  Business

General

         Lincoln Bancorp (the "Holding Company" and together with the Bank, as defined below, the "Company") is an Indiana corporation organized in September, 1998 to become a savings and loan holding company upon its acquisition of all the issued and outstanding capital stock of Lincoln Federal Savings Bank ("Lincoln Federal" or the "Bank") in connection with the Bank's conversion from mutual to stock form. The Holding Company became the Bank's holding company on December 30, 1998. The principal asset of the Holding Company currently consists of 100% of the issued and outstanding shares of capital stock, $.01 par value per share, of the Bank. Lincoln Federal was originally organized in 1884 as Ladoga Federal Savings and Loan Association, located in Ladoga, Indiana. In 1979 Ladoga Federal merged with Plainfield First Federal Savings and Loan Association, a federal savings and loan association located in Plainfield, Indiana which was originally organized in 1896. Following the merger, the Bank changed its name to Lincoln Federal Savings and Loan Association and, in 1984, adopted its current name, Lincoln Federal Savings Bank. Lincoln Federal currently conducts its business from five full-service offices located in Hendricks, Montgomery and Clinton Counties, Indiana, with its main office located in Plainfield. Lincoln Federal opened its newest office in Avon, Indiana in January, 1999. The Bank's principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by first mortgage liens on one- to four-family residential real estate. Lincoln Federal's deposit accounts are insured up to applicable limits by the SAIF of the FDIC.

         Lincoln Federal offers a number of financial services, including: (i) one- to four-family residential real estate loans; (ii) commercial real estate loans; (iii) real estate construction loans; (iv) land loans; (v) multi-family residential loans; (vi) consumer loans, including home equity loans and automobile loans; (vii) commercial loans; (viii) money market demand accounts ("MMDAs"); (ix) savings accounts; (x) checking accounts; (xi) NOW accounts; and
(xii) certificates of deposit.

Lending Activities

      The Bank has historically concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of Lincoln Federal's loan origination activities, representing 76.2% of its total loan portfolio at December 31, 1998. Lincoln Federal also offers commercial real estate loans, real estate construction loans and consumer loans. To a limited extent, Lincoln Federal also offers multi-family loans, land loans and commercial loans. Commercial real estate loans totaled approximately 7.3% of the Bank's total loan portfolio, and real estate construction loans totaled approximately 3.7% of Lincoln Federal's total loans as of December 31, 1998. Consumer loans, which consist primarily of home equity and second mortgage loans, have increased significantly in the past three years from $16.4 million, or 5.2% of Lincoln Federal's loan portfolio at December 31, 1996, to $22.0 million, or 11.0% of its loan portfolio at December 31, 1998.

     Loan Portfolio Data. The following table sets forth the composition of Lincoln Federal's loan portfolio (including loans held for sale) by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan fees and loans in process.



                                                                            At December 31,
                                      ----------------------------------------------------------------------------------------------
                                             1998               1997              1996                1995               1994
                                      -----------------   -----------------   ----------------  -----------------  -----------------
                                                Percent             Percent            Percent            Percent           Percent
                                      Amount   of Total   Amount   of Total   Amount  of Total  Amount   of Total  Amount  of Total
                                      ------   --------   ------   --------   ------  --------  ------   --------  ------  --------
                                                                         (Dollars in thousands)

TYPE OF LOAN Real estate mortgage loans:
   One-to-four-family
     residential (1)................ $152,893   76.19%   $205,976   81.03%   $269,618  84.84%   $248,947 84.48%   $228,489    83.78%
   Multi-family.....................    1,022     .51       1,133     .45       1,111    .35%      1,012   .34         559      .20
   Commercial real estate...........   14,548    7.25      14,914    5.87      14,830   4.66%     15,727  5.34      12,780     4.69
   Construction.....................    7,411    3.69       9,912    3.90      13,159   4.14%      7,838  2.66      19,343     7.09
   Land.............................    2,664    1.33       1,455     .57       2,725    .86%      9,877  3.35       1,435      .53
Commercial..........................      122     .06         242     .10         ---     ---        ---    ---        ---       ---
Consumer loans:
   Home equity and
     second mortgages...............   18,482    9.21      17,218    6.77      13,239   4.17       7,858  2.67       7,018     2.57
   Other............................    3,532    1.76       3,340    1.31       3,124    .98       3,409  1.16       3,108     1.14
                                     --------  ------    --------  ------    -------- ------    --------------    --------   ------
     Gross loans receivable......... $200,674  100.00%   $254,190  100.00%   $317,806 100.00%   $294,668100.00%   $272,732   100.00%
                                     ========  ======    ========  ======    ======== ======    ==============    ========   ======

TYPE OF SECURITY
   One-to-four-family
     residential real estate (1).... $177,837   88.62%   $232,966   91.65%   $290,956  91.55%   $264,142 89.64%   $253,150    92.82%
   Multi-family real estate.........    1,022     .51       1,133     .45       1,111    .35       1,012   .34         559      .21
   Commercial real estate...........   15,498    7.72      15,054    5.92      19,890   6.26      16,229  5.51      14,480     5.31
   Land.............................    2,664    1.33       1,455     .57       2,725    .86       9,877  3.35       1,435      .53
   Deposits.........................      962     .48       1,106     .44       1,155    .37         995   .34         959      .35
   Auto.............................    2,127    1.06       2,041     .80       1,502    .47       1,690   .57       1,635      .60
   Other security...................      475     .24         426     .17         356    .11         611   .21         392      .14
   Unsecured .......................       89     .04           9      --         111    .03         113   .04         122      .04
                                     --------  ------    --------  ------    -------- ------    --------------    --------   ------
     Gross loans receivable.........  200,674  100.00     254,190  100.00     317,806 100.00     294,668100.00     272,732   100.00

Deduct:
Allowance for loan losses...........    1,512     .75       1,361     .54       1,241    .39       1,121   .38       1,047      .39
Deferred loan fees (1)..............      893     .45       1,690     .66       2,707    .85       2,854   .97       2,703      .99
Loans in process....................    2,348    1.17       2,504     .99       8,086   2.55       5,347  1.81       8,728     3.20
                                     --------  ------    --------  ------    -------- ------    --------------    --------   ------
   Net loans receivable............. $195,921   97.63%   $248,635   97.81%   $305,772  96.21%   $285,346 96.84%   $260,254    95.42%
                                     ========   =====    ========   =====    ========  =====    ======== =====    ========    =====
Mortgage Loans:
   Adjustable-rate..................  $56,014   28.43%    $95,106   37.95%   $117,062  37.20%   $112,193 38.52%    $84,365    31.29%
   Fixed-rate.......................  141,006   71.57     155,502   62.05     197,620  62.80     179,066 61.48     185,259    68.71
                                     --------  ------    --------  ------    -------- ------    --------------    --------   ------
     Total.......................... $197,020  100.00%   $250,608  100.00%   $314,682 100.00%   $291,259100.00%   $269,624   100.00%
                                     ========  ======    ========  ======    ======== ======    ==============    ========   ======

(1) Net loans held for sale included in the above categories amounted to $24,201,000, $15,534,000 and $16,141,000 at December 31, 1996, 1995 and
         1994, respectively. There were no loans held for sale at December 31, 1998 and 1997.

      The following table sets forth certain information at December 31, 1998, regarding the dollar amount of loans maturing in Lincoln Federal's loan portfolio based on the contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.


                                        Balance                         Due During Years Ended December 31,
                                    Outstanding at                                           2002       2004      2009       2014
                                     December 31,                                             to         to        to        and
                                         1998                 1999       2000       2001     2003       2008      2013    following
                                         ----                 ----       ----       ----     ----       ----      ----    ---------
                                                                                    (In thousands)
Real estate mortgage loans:
   One- to four-family
     residential loans................ $152,893             $   15      $ 113      $ 661    $1,786    $16,415    $34,630    $99,273
Multi-family loans....................    1,022                ---        ---        ---       127        118        130        647
   Commercial real estate loans.......   14,548              1,171        349         27     3,720      3,290      1,908      4,083
   Construction loans.................    7,411              6,053      1,358        ---       ---        ---        ---        ---
   Land loans.........................    2,664              1,696         15        ---       723        230        ---        ---
   Commercial.........................      122                 32         25         17        48        ---        ---        ---
Consumer loans:
   Installment  loans.................    2,570                194        320        653     1,340         55          8        ---
   Loans secured by deposits..........      962                696        113        123        30        ---        ---        ---
   Home equity loans and
     and second mortgages.............   18,482              1,239         99        207       984     15,953        ---        ---
                                       --------            -------     ------     ------    ------    -------    -------   --------
     Total consumer loans.............   22,014              1,529        532        983     2,354     16,008          8        ---
                                       --------            -------     ------     ------    ------    -------    -------   --------
         Total........................ $200,674            $11,096     $2,392     $1,688    $8,758    $36,061    $36,676   $104,003
                                       ========            =======     ======     ======    ======    =======    =======   ========

      The following table sets forth, as of December 31, 1998, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.

                                                                           Due After December 31, 1999
                                                         -------------------------------------------------------------
                                                         Fixed Rates             Variable Rates                  Total
                                                         -----------             --------------                  -----
                                                                                 (In thousands)
Real estate mortgage loans:
   One- to four-family residential loans.............      $120,550                  $32,328                   $152,878
   Multi-family loans................................           307                      715                      1,022
   Commercial real estate loans......................         8,023                    5,354                     13,377
   Construction loans................................         1,358                      ---                      1,358
   Land loans........................................           968                      ---                        968
Commercial...........................................            90                      ---                         90
Installment loans....................................         2,376                      ---                      2,376
Loans secured by deposits............................           266                      ---                        266
Home equity loans and second mortgages...............         4,600                   12,643                     17,243
                                                           --------                  -------                   --------
   Total.............................................      $138,538                  $51,040                   $189,578
                                                           ========                  =======                   ========

      One- to Four-Family Residential Loans. Lincoln Federal's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in its primary market area. Lincoln Federal generally does not originate one- to four-family residential mortgage loans if the ratio of the loan amount to the lesser of the current cost or appraised value of the property (the "Loan-to-Value Ratio") exceeds 95%. Lincoln Federal requires private mortgage insurance on loans with a Loan-to-Value Ratio in excess of 80%. The cost of such insurance is factored into the annual percentage rate on such loans.

         In the past, Lincoln Federal's underwriting criteria for one- to four-family residential loans focused heavily on the value of the collateral securing the loan and placed less emphasis on the borrower's debt servicing capacity and other credit factors. Lincoln Federal recently revised its lending policies to emphasize factors other than the value of the underlying collateral, such as the income, debt-to-income ratio, stability of earnings and past credit history of a potential borrower, in making credit decisions. These revised underwriting criteria are based upon FHLMC lending guidelines. The Bank originates fixed-rate loans which provide for the payment of principal and interest over a period of up to 30 years.

         Lincoln Federal also offers adjustable-rate mortgage ("ARM") loans pegged to the one-year U.S. Treasury securities yield adjusted to a constant maturity. Lincoln Federal no longer offers adjustable rate loans with interest rates pegged to the 11th District Cost of Funds Index ("COFI") because that index adjusts less rapidly to changes in interest rates compared to other indices. Lincoln Federal may offer discounted initial interest rates on ARM loans, but requires that the borrower qualify for the loan at the fully-indexed rate (the index rate plus the margin). A substantial portion of the ARM loans in the Bank's portfolio at December 31, 1998 provide for maximum rate adjustments per year and over the life of the loan of 2% and 6%, respectively. Lincoln Federal's residential ARMs are amortized for terms up to 30 years. Although Lincoln Federal would generally prefer to originate mortgage loans that have adjustable rather than fixed interest rates, the current low-interest rate environment has reduced borrower demand for ARM loans.

         In two separate transactions in August, 1997 and April, 1998, Lincoln Federal securitized approximately $41.1 million of the COFI loans in its portfolio and sold the resulting mortgage-backed securities on the secondary market. In June, 1998 Lincoln Federal sold in a direct, whole-loan sale to a private investor an additional $19.3 million of COFI loans. Following the closing of this whole-loan sale, the amount of COFI loans in Lincoln Federal's portfolio was reduced to $4.8 million. Lincoln Federal also pooled $75.0 million of fixed-rate one- to four-family residential loans into FHLMC mortgage-backed securities. Lincoln Federal sold on the secondary market $34.3 million of these securities which were backed by lower-yielding, fixed-rate loans. Lincoln Federal continues to hold in its investment portfolio $38.0 million of these securities that are backed by higher-yielding, fixed-rate mortgage loans that it originated.

         With the exception of the loans that were securitized during 1997 and 1998 and in the whole-loan sale in 1998, Lincoln Federal determines when it originates a one- to four-family residential loan whether it intends to hold the loan until maturity or sell it in the secondary market. Lincoln Federal generally sells on the secondary market all of the fixed-rate loans that it originates with terms of more than 20 years that are written to FHLMC standards, and retains in its loan portfolio any loans that it originates that are not written to FHLMC standards. Lincoln Federal retains the servicing rights on the loans that it sells.

      ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower also increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 1998, approximately 21.1% of Lincoln Federal's one- to four-family residential loans had adjustable rates of interest.

      All of the one- to four-family residential mortgage loans that Lincoln Federal originates include "due-on-sale" clauses, which give Lincoln Federal the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. However, Lincoln Federal occasionally permits assumptions of existing residential mortgage loans on a case-by-case basis.

      At December 31, 1998, approximately $152.9 million, or 76.2% of Lincoln Federal's portfolio of loans, consisted of one- to four-family residential loans. Approximately $775,000, or .5% of total residential loans, were included in non-performing assets as of that date.

         Commercial Real Estate and Multi-Family Loans. Lincoln Federal's commercial real estate loans are secured by churches, warehouses, office buildings, hotels and other commercial properties. Lincoln Federal generally originates commercial real estate loans as five-year balloon loans amortized over a 10- or 15-year period, with an adjustable interest rate indexed primarily to the prime rate. At December 31, 1998 Lincoln Federal had $3.3 million in outstanding balloon loans secured by commercial and multi-family real estate. Lincoln Federal generally requires a Loan-to-Value Ratio of at least 75% on commercial real estate loans, although it may make loans with a Loan-to-Value Ratio of up to 80% on loans secured by owner-occupied commercial real estate or by multi-family residential properties.

         Commercial real estate loans generally are larger than one- to four-family residential loans and involve a greater degree of risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of the loans makes them more difficult for management to monitor and evaluate. In addition, balloon loans may involve a greater degree of risk to the extent the borrower is unable to obtain financing or cannot repay the loan when the loan matures and the balloon payment is due.

         At December 31, 1998 Lincoln Federal's largest commercial real estate borrower had loans outstanding in the aggregate amount of $1.9 million which were secured by motels located throughout Central Indiana. Also as of that date, Lincoln Federal's largest commercial real estate loan had an outstanding balance of $1.2 million and was secured by a church located in Plainfield, Indiana. At December 31, 1998, approximately $14.5 million, or 7.3% of Lincoln Federal's total loan portfolio, consisted of commercial real estate loans. On the same date, commercial real estate loans in the amount of $103,000 were included in non-performing assets.

         At December 31, 1998, approximately $1.0 million, or .5% of Lincoln Federal's total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). Lincoln Federal writes multi-family loans on terms and conditions similar to its commercial real estate loans. The largest multi-family loan as of December 31, 1998 was $346,000 and was secured by an apartment building in Clayton, Indiana. On the same date, there were no multi-family loans included in non-performing assets.

         Multi-family loans, like commercial real estate loans, involve greater risk than do residential loans. Also, the loans-to-one-borrower limitation limits Lincoln Federal's ability to make loans to developers of apartment complexes and other multi-family units.

         Construction Loans. Lincoln Federal offers construction loans to developers for the acquisition and development of residential and nonresidential real estate and to builders of one- to four-family residential properties. A significant portion of these loans are made on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer). At December 31, 1998, approximately $7.4 million, or 3.7% of Lincoln Federal's total loan portfolio, consisted of construction loans. Of these loans, approximately $2.7 million were for the acquisition and development of residential housing developments, $3.8 million financed the construction of one- to four-family residential properties and $950,000 financed the construction of commercial real estate. As of December 31, 1998, Lincoln Federal's largest construction loan relationship and largest construction loan had a balance of $1.3 million and was secured by a residential housing development located in Avon, Indiana. As of December 31, 1998, this loan was peforming according to its terms. Also on that date, construction loans in the amount of $300,000 were included in non-performing assets.

         Construction loans on residential properties where the borrower has entered into a verifiable sales contract to a non-related party to purchase the completed home may be made with a maximum Loan-to-Value Ratio of the lesser of 90% of the price stipulated in the sales contract or 80% of the appraised value of the property. With respect to residential properties constructed on a speculative basis, Lincoln Federal generally requires a Loan-to-Value Ratio of 75% of the "as completed" appraised value of the property. Although speculative loans make up a significant percentage of Lincoln Federal's construction loan portfolio, Lincoln Federal generally will finance only one speculative construction project per builder. Residential construction loans are generally written with a fixed rate of interest and for an initial term of six months. Lincoln Federal generally offers construction loans on commercial land development projects with a maximum Loan-to-Value Ratio of 75% of the appraised value of the property or 80% of the property's cost plus 80% of the cost of verifiable improvements to the property. Construction loans on commercial real estate properties are generally written for a term not to exceed 30 months.

         While providing a comparable, and in some cases higher, yield than a conventional mortgage loan, construction loans involve a higher level of risk. For example, if a project is not completed and the borrower defaults, Lincoln Federal may have to hire another contractor to complete the project at a higher cost. Also, a project may be completed, but may not be salable, resulting in the borrower defaulting and requiring that Lincoln Federal take title to the project.

         Land Loans. At December 31, 1998, approximately $2.7 million, or 1.3% of Lincoln Federal's total loan portfolio, consisted of mortgage loans secured by undeveloped real estate. Lincoln Federal imposes a maximum Loan-to-Value Ratio of 65% of the appraised value of the land or 90% of the cost of the undeveloped land for pre-development land acquisition loans. Lincoln Federal writes these loans for a maximum term of 12 months. At December 31, 1998, the Bank's largest land loan totaled $468,000 and was secured by bare land located in Plainfield, Indiana.

         Land loans present greater risk than conventional loans since land development borrowers who are over budget may divert the loan funds to cover cost-overruns rather than direct them toward the purpose for which such loans were made. In addition, land loans are more difficult to monitor than conventional mortgage loans. As such, a defaulting borrower could cause Lincoln Federal to take title to partially improved land that is unmarketable without further capital investment.

         Consumer Loans. Lincoln Federal's consumer loans consist of variable- and fixed-rate home equity loans and lines of credit, automobile, recreational vehicle, boat and motorcycle loans and loans secured by deposits. Lincoln Federal does not make indirect consumer loans. Consumer loans tend to have shorter terms and higher yields than permanent residential mortgage loans. At December 31, 1998, Lincoln Federal's consumer loans aggregated approximately $22.0 million, or 11.0% of Lincoln Federal's total loan portfolio. Included in consumer loans at December 31, 1998 were $12.7 million of variable-rate home equity lines of credit. These variable-rate loans improve Lincoln Federal's exposure to interest rate risk.

         Lincoln Federal's home equity lines of credit and fixed-term loans are generally written for up to 95% of the available equity (the appraised value of the property less any first mortgage amount) if Lincoln Federal holds the first mortgage, and up to 90% of the available equity if Lincoln Federal does not hold the first mortgage. Lincoln Federal's home equity and second mortgage loans increased significantly from $13.2 million at December 31, 1996 to $18.5 million at December 31, 1998, primarily as the result of a marketing campaign directed at its existing customers. Lincoln Federal generally will write automobile loans for up to 100% of the acquisition price for a new automobile and up to the NADA retail value for a used automobile. New car loans are written for terms of up to 60 months and used car loans are written for terms up to 48 months, depending on the age of the car. Loans for recreational vehicles and boats are written for no more than 80% of the purchase price or "verified value," whichever is less, for a maximum term of 120 months and 84 months, respectively. Motorcycles loans are written for no more than 75% of the purchase price or "verified value" with a term not to exceed 48 months. All of Lincoln Federal's consumer loans have a fixed rate of interest except for home equity lines of credit, which are offered at a variable rate. At December 31, 1998, consumer loans in the amount of $114,000 were included in non-performing assets.

         Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections depend on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

         Commercial Loans. Lincoln Federal offers commercial loans, which consist primarily of loans to businesses that are secured by assets other than real estate. As of December 31, 1998, commercial loans amounted to $122,000.
Commercial loans tend to bear somewhat greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Although commercial loans have not historically comprised a large portion of Lincoln Federal's loan portfolio, Lincoln Federal intends to increase the amount of loans it makes to small businesses in the future in order to increase its rate of return and diversify its portfolio. As of December 31, 1998, none of Lincoln Federal's commercial loans were included in nonperforming assets.

         Origination, Purchase and Sale of Loans. Historically, Lincoln Federal has confined its loan origination activities primarily to Hendricks, Montgomery and Clinton Counties. At December 31, 1998, Lincoln Federal did not have any mortgage loans secured by property located outside of Indiana. Lincoln Federal's loan originations are generated from referrals from existing customers, real estate brokers, and newspaper and periodical advertising. Loan applications are underwritten and processed at Lincoln Federal's main office in Plainfield.

         Lincoln Federal's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, the Bank studies the employment and credit history and information on the historical and projected income and expenses of its mortgagors.

      Lincoln Federal generally requires appraisals on all real property securing its first-mortgage loans and requires an attorney's opinion and a valid lien on the mortgaged real estate. Appraisals for all real property securing first-mortgage loans are performed by independent appraisers who are state-licensed. Lincoln Federal requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan and also requires flood insurance to protect the property securing its interest if the property is in a flood plain. Lincoln Federal also generally requires private mortgage insurance for all residential mortgage loans with Loan-to-Value Ratios of greater than 80%. Lincoln Federal generally requires escrow accounts for insurance premiums and taxes for residential mortgage loans that it originates.

      Lincoln Federal's underwriting standards for consumer loans are intended to protect against some of the risks inherent in making consumer loans. Borrower character, paying habits and financial strengths are important considerations.

      Lincoln Federal occasionally purchases participation interests in loans originated by other financial institutions in order to diversify its portfolio, supplement local loan demand and to obtain more favorable yields. The participations that Lincoln Federal purchases normally represent a portion of residential or commercial real estate loans originated by other Indiana financial institutions, most of which are secured by property located in Indiana. As of December 31, 1998, Lincoln Federal had no loan participations in its asset portfolio.

      The following table shows loan origination and repayment activity for Lincoln Federal during the periods indicated:

                                                                             Year Ended December 31,
                                                                ------------------------------------------------
                                                                 1998                  1997                  1996
                                                               --------              --------              --------
                                                                                 (In thousands)
Gross loans receivable at
   beginning of period.............................            $254,190              $317,806              $294,668
                                                               --------              --------              --------
Loans Originated:
     Real estate mortgage loans:
       One-to-four family loans (1)................              59,556                44,472                54,396
       Multi-family loans..........................                 ---                    68                   140
       Commercial real estate loans................               5,271                 6,608                 3,033
       Construction loans..........................               7,584                10,411                15,640
       Land loans..................................               2,042                 3,053                 6,227
     Commercial loans..............................                  10                   242                   ---
     Consumer loans................................              14,924                12,432                14,303
                                                               --------              --------              --------
         Total originations........................              89,387                77,286                93,739
                                                               --------              --------              --------
Purchases (sales) of participation loans, net......             (67,369)              (78,887)               (4,681)
Reductions:
     Repayments and other deductions...............              75,169                61,904                65,818
     Transfers from loans to real estate owned.....                 365                   111                   102
                                                               --------              --------              --------
       Total reductions............................              75,534                62,015                65,920
                                                               --------              --------              --------
         Total gross loans receivable at
           end of period...........................            $200,674              $254,190              $317,806
                                                               ========              ========              ========

(1)  Includes certain home equity loans.

      Lincoln Federal's total loan originations during the year ended December 31, 1998 totaled $89.4 million, compared to $77.3 million during the year ended December 31, 1997 and $93.7 million for the year ended December 31, 1996.

      Origination and Other Fees. Lincoln Federal realizes income from late charges, checking account service charges, loan servicing fees and fees for other miscellaneous services. Late charges are generally assessed if a loan payment is not received within a specified number of days after it is due. The grace period depends on the individual loan documents. The Bank also receives a loan servicing fee of 1/4% on fixed-rate loans and 3/8% on ARM loans that it services for others.

Non-Performing and Problem Assets

      After a mortgage loan becomes 10 days past due, Lincoln Federal delivers a delinquency notice to the borrower. When loans are 30 to 60 days in default, Lincoln Federal sends additional delinquency notices and makes personal contact by telephone with the borrower to establish acceptable repayment schedules. When loans become 60 days in default, Lincoln Federal again contacts the borrower, this time in person, to establish acceptable repayment schedules. When a mortgage loan is 90 days delinquent, Lincoln Federal will have either entered into a workout plan with the borrower or referred the matter to its attorney for collection. Management is authorized to commence foreclosure proceedings for any loan upon making a determination that it is prudent to do so.

      Lincoln Federal reviews mortgage loans on a regular basis and places one- to four-family residential loans on a non-accrual status when they become 120 days delinquent. Other loans are placed on a non-accrual status when they become 90 days delinquent. Generally, when loans are placed on a non-accrual status, unpaid accrued interest is written off.

      Non-performing Assets. At December 31, 1998, $1,395,000, or .4% of Lincoln Federal's total assets, were non-performing (non-performing loans and non-accruing loans) compared to $3,669,000, or 1.1%, of its total assets at
December  31,  1997.  At December  31, 1998,  residential  loans  accounted  for
$775,000 of Lincoln Federal's non-performing assets, construction loans accounted for $300,000 of its non-performing assets, commercial mortgage loans accounted for $103,000 of its non-performing assets, and consumer loans accounted for $114,000 of non-performing assets. Lincoln Federal had real estate owned ("REO") properties in the amount of $103,000 as of December 31, 1998.

      The table below sets forth the amounts and categories of Lincoln Federal's non-performing assets (non-performing loans, foreclosed real estate and troubled debt restructurings) for the last three years. It is Lincoln Federal's policy that earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days. Lincoln Federal deems any delinquent loan that is 90 days or more past due to be a non-performing asset.

                                                                          At December 31,
                                                  -------------------------------------------------------------------------
                                                    1998          1997             1996              1995             1994
                                                                          (Dollars in thousands)
Non-performing assets:
   Non-performing loans.........................  $1,292       $ 3,257           $ 2,397           $1,797              $134
   Troubled debt restructurings.................     ---           367                46              598               ---
                                                  ------       -------            ------           ------              ----
     Total non-performing loans.................   1,292         3,624             2,443            2,395               134
   Foreclosed real estate.......................     103            45                75              ---               ---
                                                  ------       -------            ------           ------              ----
     Total non-performing assets................  $1,395       $ 3,669            $2,518           $2,395              $134
                                                  ======       =======            ======           ======              ====

Non-performing loans to total loans.............     .65%         1.45%              .80%             .83%              .05%

Non-performing assets to total assets...........     .38%         1.14%              .73%             .75%              .04%

      Interest income of $116,000 for the year ended December 31, 1998, was recognized on the non-performing loans summarized above. Interest income of $72,000 for the year ended December 31, 1998, respectively, would have been recognized under the original loan terms of these loans.

      At December 31, 1998, Lincoln Federal held loans delinquent from 30 to 89 days totalling $4.7 million. As of that date, Lincoln Federal was not aware of any other loans in which borrowers were experiencing financial difficulties and was not aware of any assets that would need to be disclosed as non-performing assets.

         Delinquent Loans. The following table sets forth certain information at December 31, 1998, 1997, and 1996, relating to delinquencies in Lincoln Federal's portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.

                              At December 31, 1998                 At December 31, 1997                At December 31, 1996
                     ------------------------------------     ---------------------------------  ----------------------------------
                          30-89 Days      90 Days or More       30-89 Days      90 Days or More     30-89 Days     90 Days or More
                     -------------------- ----------------   ----------------- ----------------  ----------------  ----------------
                                Principal         Principal           Principal        Principal         Principal         Principal
                      Number    Balance    Number  Balance   Number   Balance  Number   Balance  Number   Balance  Number   Balance
                     of Loans   of Loans  of Loans of Loans  of Loans of Loans of Loans of Loans of Loans of Loans of Loans of Loans
                     --------   --------  -------- --------  -------- -------- -------- -------- -------- -------- -------- --------
                                                             (Dollars in thousands)
Residential
   mortgage loans....    99     $4,254       18   $  775       140   $6,040       26   $1,228      143   $6,613       11     $797
Commercial
   real estate loans.     3        335        1      103         1      100        1      367        2      609      ---      ---
Multi-family
   mortgage loans....                       ---      ---       ---      ---      ---      ---      ---      ---        4    1,594
Construction loans...                         2      300       ---      ---        3    1,214      ---      ---      ---      ---
Land loans...........                       ---      ---       ---      ---      ---      ---        4       47      ---      ---
Consumer loans.......    15        158        3      114        29      379       20      448        7       39        1        6
                        ---     ------       --   ------       ---   ------       --   ------      ---   ------       --    -----
   Total.............   117     $4,747       24   $1,292       170   $6,519       50   $3,257      156   $7,308       16    2,397
                        ===     ======       ==   ======       ===   ======       ==   ======      ===   ======       ==    =====
Delinquent loans to
   total loans.......                               3.06%                                3.91%                               3.16%
                                                    ====                                 ====                                ====

         Classified assets. Federal regulations and Lincoln Federal's Asset Classification Policy provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

         An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances.

         Lincoln Federal regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Lincoln Federal's classified assets are made up entirely of non-performing assets.

Allowance for Loan Losses

         The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The allowance for loan losses is determined in conjunction with Lincoln Federal's review and evaluation of current economic conditions (including those of its lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, Lincoln Federal's allowance for loan losses is adequate to absorb probable losses inherent in the loan portfolio at December 31, 1998. However, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect its loan portfolio.

      Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the past five fiscal years ended December 31, 1998.

                                                                             Year Ended December 31,
                                                   --------------------------------------------------------------------------
                                                   1998              1997             1996              1995             1994
                                                   ----              ----             ----              ----             ----
                                                                             (Dollars in thousands)
Balance at beginning of period...................$1,361           $ 1,241          $  1,121           $1,047            $1,056
                                                 ------         ---------           -------           ------            ------
Charge-offs:
   One- to four-family
     residential mortgage loans..................  (31)               ---               ---              (15)               (8)
   Commercial real estate mortgage loans.........                    (178)              ---              ---               ---
   Construction loans............................ (301)               ---               ---              (12)              ---
   Consumer loans................................  (25)               ---               ---               (2)              ---
                                                 ------         ---------           -------           ------            ------
     Total charge-offs........................... (357)              (178)              ---              (29)               (8)
                                                 ------         ---------           -------           ------            ------
Recoveries:
   One- to four-family
     residential mortgage loans..................    15               ---               ---                3               ---
   Commercial real estate mortgage loans.........     1               ---               ---              ---               ---
   Construction loans............................   301               ---               ---              ---               ---
   Consumer loans................................    18               ---               ---              ---               ---
                                                 ------         ---------           -------           ------            ------
     Total recoveries............................   335               ---               ---                3               ---
                                                 ------         ---------           -------           ------            ------
Net charge-offs..................................  (22)              (178)              ---              (26)               (8)
                                                 ------         ---------           -------           ------            ------
Provision for losses on loans....................   173               298               120              100                (1)
                                                 ------         ---------           -------           ------            ------
Balance end of period............................$1,512         $   1,361           $ 1,241           $1,121            $1,047
                                                 ======         =========           =======           ======            ======
Allowance for loan losses as a percent of
total loans outstanding..........................  0.77%             0.54%             0.40%            0.39%             0.40%
Ratio of net charge-offs to average
loans outstanding................................   .01%              .06%              ---              .01%              ---

      Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of Lincoln Federal's allowance for loan losses at the dates indicated. The information for 1994 is not included because Lincoln Federal did not make the computation.

                                                                          At December 31,
                                  -----------------------------------------------------------------------------------------------
                                         1998                      1997                    1996                     1995
                                  -------------------      -------------------     --------------------      --------------------
                                              Percent                  Percent                 Percent                     Percent
                                             of loans                 of loans                of loans                    of loans
                                              in each                  in each                 in each                     in each
                                             category                 category                category                    category
                                             to total                   total                 to total                    to total
                                  Amount       loans       Amount       loans      Amount       loans        Amount         loans
                                  ------       -----       ------       -----      ------       -----        ------         -----
                                                                       (Dollars in thousands)
Balance at end of
period applicable to:
   Real estate mortgage loans:
     One- to four-family
       residential.............    $600       76.19%        $401      81.03%        $206      84.84%           $77         84.48%
     Multi-family..............      10         .51           11        .45          ---        .35            ---           .34
     Commercial................     218        7.25          221       5.87          468       4.66            214          5.34
     Construction loans........     113        3.69          249       3.90          367       4.14            402          2.66
     Land loans................      40        1.33           15        .57          ---        .86            ---          3.35
   Commercial loans............       2         .06           11        .10          ---        ---            ---           ---
   Consumer loans..............     349       10.97          268       8.08           98       5.15             72          3.83
   Unallocated.................     180         ---          185        ---          102        ---            356           ---
                                 ------      ------       ------     ------       ------     ------         ------        ------
   Total.......................  $1,512      100.00%      $1,361     100.00%      $1,241     100.00%        $1,121        100.00%
                                 ======      ======       ======     ======       ======     ======         ======        ======

Investments

     Investments. During the third quarter of 1997, the Bank adopted a revised investment policy that authorizes investments in U.S. Treasury securities, securities guaranteed by the Government National Mortgage Association ("GNMA"), securities issued by agencies of the U.S. Government, mortgage-backed securities issued by the FHLMC or the Federal National Mortgage Association ("FNMA") and in highly-rated mortgage-backed securities, collateralized mortgage obligations and investment-grade corporate debt securities. This revised policy permits the Bank's management to react quickly to market conditions. Most of the securities in its portfolio are considered available-for-sale. At December 31, 1998, Lincoln Federal's investment portfolio consisted of investments in mortgage-backed securities, corporate securities, federal agency securities, FHLB stock, an investment in Pedcor Investments - 1987 - I, L.P., an investment in Bloomington Housing Associates, L.P., and an investment in an insurance company. See "-Investments in Multi-Family, Low- and Moderate-Income Housing Projects" and "Service Corporation Subsidiary." At December 31, 1998, approximately $138.5 million, or 37.8%, of Lincoln Federal's total assets consisted of such investments. The Bank also had $18.7 million in interest-earning deposits with the FHLB-Indianapolis as of that date. As of that date, Lincoln Federal also had pledged to the FHLB-Indianapolis as collateral, investment securities with a carrying value of $97.5 million, including $80.6 million in mortgage-backed securities and $16.9 million in other securities.

     Investment Securities. The following table sets forth the amortized cost and the market value of Lincoln Federal's investment portfolio at the dates indicated.

                                                                                        At December 31,
                                                               -----------------------------------------------------------------
                                                                     1998                    1997                   1996
                                                               ------------------     -------------------   --------------------
                                                              Amortized   Market     Amortized    Market     Amortized   Market
                                                                 Cost      Value       Cost        Value       Cost       Value
                                                               -------    -------      ------     ------         ---        ---
                                                                                         (In thousands)
Investment securities available for sale:
   Federal agencies..................................        $  15,598  $  15,670  $       ---$       ---   $     ---  $     ---
   Mortgage-backed securities........................           89,658     90,609       28,495     29,399         ---        ---
   Corporate debt obligations........................           23,544     22,997          ---        ---         ---        ---
   Federated liquid cash fund........................              ---        ---          ---        ---          17         17
   FHLMC stock.......................................              ---        ---           --        ---         100        101
     Total investment securities
       available for sale............................          128,800    129,276       28,495     29,399         117        118
                                                               -------    -------       ------     ------         ---        ---
   Investment securities held to maturity--
     Federal agency securities.......................            1,250      1,264        9,635      9,615      15,185     14,997
   Total investment securities.......................          130,050    130,540       38,130     39,014      15,302     15,115
   Investment in limited partnerships................            2,387         (1)       2,706         (1)      3,187         (1)
   Investment in insurance company...................              650         (1)         ---        ---         ---        ---
   FHLB stock (2)....................................            5,447      5,447        5,447      5,447       4,797      4,797
                                                              --------                 -------                -------
   Total investments.................................         $138,534                 $46,283                $23,286
                                                              ========                 =======                =======

(1)  Market values are not available

(2) Market value is based on the price at which the stock may be resold to the FHLB of Indianapolis.

     The following table sets forth the amount of investment securities excluding mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 1998.

                                                                   Amount at December 31, 1998 which matures in
                                                 ----------------------------------------------------------------------------------
                                                      One Year             One Year                Five to            After
                                                       or Less           to Five Years            Ten Years          Ten Years
                                                 -------------------  ------------------    -------------------  ------------------
                                                 Amortized   Average  Amortized  Average    Amortized   Average  Amortized  Average
                                                   Cost       Yield     Cost      Yield       Cost       Yield     Cost      Yield
                                                   ----       -----     ----      -----       ----       -----     ----      -----
                                                                               (Dollars in thousands)

Federal agency securities - available for sale.. $  ---       ---%     $  ---       ---%    $15,598       6.55%$      ---    ---%
Corporates securities -- available for sale.....    ---       ---         ---       ---         ---        ---     23,544   6.13
Federal agency securities -- held to maturity...    250      6.25       1,000      6.05         ---        ---        ---    ---
                                                   ----      ----      ------      ----     -------       ----    -------   ----
                                                   $250      6.25%     $1,000      6.05%    $15,598       6.55%   $23,544   6.13%
                                                   ====      ====      ======      ====     =======       ====    =======   ====

     At December 31, 1998, Lincoln Federal had no corporate investments the aggregate book value of which exceeded 10% of its equity capital.

     Mortgage-backed Securities. The following table sets forth the composition of Lincoln Federal's mortgage-backed securities portfolio at December 31, 1998 and 1997. There were no mortgage-backed securities outstanding at December 31, 1996.




                                             December 31, 1998                                    December 31, 1997
                                -------------------------------------------         ---------------------------------------------
                                Amortized         Percent           Market          Amortized          Percent          Market
                                  Cost           of Total            Value            Cost            of Total           Value
                                 -------          -----             -------           -------           -----            -------
                                                                     (Dollars in thousands)

Federal Home Loan
     Mortgage Corporation        $31,939           35.6%            $32,909           $20,997            73.7%           $21,859
Federal National
     Mortgage Association          6,013            6.7               6,065             7,498            26.3              7,540
Collateralized mortgage
     obligations                  51,706           57.7              51,635               ---           ---                  ---
                                 -------          -----             -------           -------           -----            -------
Total mortgage-backed
     securities                  $89,658          100.0%            $90,609           $28,495           100.0%           $29,399
                                 =======          =====             =======           =======           =====            =======

         All mortgage-backed securities outstanding at December 31, 1998 and 1997 mature after ten years and have a weighted average yield of 6.74% and 7.34%, respectively.

         The following table sets forth the changes in Lincoln Federal's mortgage-backed securities portfolio for the years ended December 31, 1998 and 1997. There were no mortgage-backed securities outstanding during the year ended December 31, 1996.

                                                For the Year Ended
                                      -----------------------------------------
                                      December 31, 1998       December 31, 1997
                                                (Dollars in thousands)
Beginning balance                          $29,399             $       ---
Securitization of loans                     39,728                  76,455
Purchases                                   52,406                   7,574
Monthly repayments                          (9,999)                 (1,237)
Proceeds from sales                        (21,089)                (54,415)
Net accretion                                    4                     ---
Gains on sales                                 113                     118
Change in unrealized gain on
     securities available for sale              47                     904
                                           -------                 -------
Ending balance                             $90,609                 $29,399
                                           =======                 =======


         Investments in Multi-Family, Low- and Moderate-Income Housing Projects. Lincoln Federal has an investment in Pedcor Investments - 1987 - I, L.P. ("Pedcor"), an Indiana limited partnership that was organized to construct, own and operate a 208-unit apartment complex in Indianapolis, Indiana (the "Pedcor Project"). The Pedcor Project, which is operated as a multi-family, low- and moderate-income housing project, has been completed and is performing as planned. At the inception of the Pedcor Project in August, 1988, Lincoln Federal committed to invest $2.7 million in Pedcor. In January, 1998, the Bank made its final payment pursuant to this commitment and is no longer liable to contribute additional funds for the Pedcor Project.

         Lincoln Federal holds a separate investment in a multi-family, low- and moderate-income housing project through its wholly-owned subsidiary, LF Service Corp. ("LF"). LF has invested in Bloomington Housing Associates, L.P. ("BHA"), which is an Indiana limited partnership that was organized to construct, own and operate a 130-unit apartment complex in Bloomington, Indiana (the "BHA Project"). Development of the BHA Project has been completed and the project is performing as planned. LF committed to invest approximately $4.9 million in BHA at the inception of the Bloomington Project in August, 1992. Through December 31, 1998, LF had invested cash of approximately $2.7 million in BHA with five additional annual capital contributions remaining to be paid in January of each year through January, 2003, totaling $2.2 million.

         A low- and moderate-income housing project qualifies for certain federal income tax credits if (i) it is a residential rental property, (ii) the units are used on a nontransient basis, and (iii) 20% or more of the units in the project are occupied by tenants whose incomes are 50% or less of the area median gross income, adjusted for family size, or alternatively, at least 40% of the units in the project are occupied by tenants whose incomes are 60% or less of the area median gross income. Qualified low income housing projects generally must comply with these and other rules for fifteen years, beginning with the first year the project qualified for the tax credit, or some or all of the tax credit together with interest may be recaptured. The tax credit is subject to the limitations on the use of general business credit, but no basis reduction is required for any portion of the tax credit claimed. As of December 31, 1998, 88.9% of the units in the Pedcor Project and 93.1% of the units in the Bloomington Project were occupied and each project complied with the low income occupancy requirements described above.

         Lincoln Federal has received tax credits of $242,000 from the operation of the Pedcor Project and $355,000 from the operation of the Bloomington Project for the year ended December 31, 1998. The tax credits from the Pedcor Project will be available through 1999 and the tax credits from the BHA project will be available through 2012. Although Lincoln Federal has reduced income tax expense by the full amount of the tax credit available each year, it has not been able to fully utilize available tax credits to reduce income taxes payable because it may not use tax credits that would reduce its regular corporate tax liability below its alternative minimum tax liability. Lincoln Federal may carry forward unused tax credits for a period of fifteen years and management believes that the Bank will be able to utilize available tax credits during the carry-forward period. Additionally, Pedcor and BHA have incurred operating losses in the early years of their operations primarily due to accelerated depreciation of assets. Lincoln Federal has accounted for its investment in Pedcor, and LF has accounted for Lincoln Federal's investment in BHA, on the equity method. Accordingly, Lincoln Federal and LF have each recorded their share of these losses as reductions to their investments in Pedcor and BHA, respectively. At December 31, 1998, Lincoln Federal had no remaining investment on the books for Pedcor, and LF's investment in BHA was $2.4 million.

          The following summarizes Lincoln Federal's equity in Pedcor's losses and tax credits and LF's equity in BHA's losses and tax credits recognized in Lincoln Federal's consolidated financial statements.

                                                   Year Ended December 31,
                                               1998         1997        1996
                                            ---------------------------------
                                                       (In Thousands)
Investment in Pedcor......................  $    ---      $    76     $   153
                                             =======        =====     =======
Equity in losses, net
   of income tax effect...................     $(164)       $(167)    $  (120)
Tax credit................................       242          300         300
                                             -------        -----     -------
Increase in after-tax net income from
   Pedcor investment......................   $    78        $ 133     $   180
                                             =======        =====     =======


                                                   Year Ended December 31,
                                              -------------------------------
                                               1998         1997        1996
                                                       (In Thousands)
Investment in BHA.........................    $2,387       $2,630      $3,034
                                             =======        =====     =======
Equity in losses, net
   of income tax effect...................    $ (147)     $  (244)    $  (240)
Tax credit................................       355          355         355
                                             -------        -----     -------
Increase in after-tax net income from
   BHA investment.........................    $  208      $   111     $   115
                                             =======        =====     =======

Sources of Funds

      General. Deposits have traditionally been Lincoln Federal's primary source of funds for use in lending and investment activities. In addition to deposits, Lincoln Federal derives funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings, income on earning assets and borrowings. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the FHLB of Indianapolis have been used in the short-term to compensate for reductions in deposits or deposit inflows at less than projected levels.

      Deposits. Lincoln Federal attracts deposits principally from within Hendricks, Montgomery and Clinton Counties through the offering of a broad selection of deposit instruments, including fixed-rate passbook accounts, NOW accounts, variable rate money market accounts, fixed-term certificates of deposit, individual retirement accounts and savings accounts. Lincoln Federal does not actively solicit or advertise for deposits outside of Hendricks, Montgomery and Clinton Counties, and substantially all of Lincoln Federal's depositors are residents of those counties. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. Lincoln Federal does not accept brokered deposits. Although the Bank sometimes may bid for public deposits, it held only $2.3 million of such funds, or 1.1% of its total deposits, at December 31, 1998. Lincoln Federal periodically runs specials on certificates of deposit with specific maturities.

      Lincoln Federal establishes the interest rates paid, maturity terms, service fees and withdrawal penalties on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals, and applicable regulations. Lincoln Federal relies, in part, on customer service and long-standing relationships with customers to attract and retain its deposits. The Bank also closely prices its deposits to the rates offered by its competitors.

         Approximately 69.6% of Lincoln Federal's deposits consist of certificates of deposit, which generally have higher interest rates than other deposit products that it offers. Certificates of deposit have increased 1.0% during the year ended December 31, 1998. Money market savings accounts represent 15.5% of Lincoln Federal's deposits and have grown 26.7% during the year ended December 31, 1998. Lincoln Federal offers special rates on certificates of deposit with maturities that fit its asset and liability strategies.

      The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that Lincoln Federal offers has allowed it to compete effectively in obtaining funds and to respond with flexibility to changes in consumer demand. Lincoln Federal has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. Lincoln Federal manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, management believes that Lincoln Federal's savings accounts, NOW and MMDAs are relatively stable sources of deposits. However, the ability to attract and maintain certificates of deposit, and the rates Lincoln Federal pays on these deposits, have been and will continue to be significantly affected by market conditions.

      An analysis of Lincoln Federal's deposit accounts by type and maturity at December 31, 1998, is as follows:

                                                       Minimum        Balance at
                                                       Opening       December 31,          % of
Type of Account                                        Balance           1998            Deposits
-------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
                                                                          (Dollars in thousands)
Withdrawable:
   Savings accounts..............................  $      25             $20,582            9.71%
   Money market..................................      1,000              32,942           15.54
   NOW accounts..................................        200               8,541            4.03
   Non-interest bearing demand accounts..........        200               2,484            1.17
                                                                        --------          ------
     Total withdrawable..........................                         64,549           30.45
                                                                        --------          ------

Certificates (original terms):
   3 months or less..............................      1,000                 606             .29
   6 months......................................      1,000               3,775            1.78
   12 months.....................................      1,000              32,170           15.17
   18 months.....................................      1,000               9,244            4.36
   24 months.....................................      1,000              21,571           10.18
   30 months.....................................      1,000              58,163           27.43
   36 months ....................................      1,000               8,932            4.21
   60 months.....................................      1,000              10,661            5.03
Public fund certificates.........................                          2,339            1.10
                                                                        --------          ------
Total certificates...............................                        147,461           69.55
                                                                        --------          ------
Total deposits...................................                       $212,010          100.00%
                                                                        ========          ======

      The following table sets forth by various interest rate categories the composition of Lincoln Federal's time deposits at the dates indicated:

                                             At December 31,
                         ------------------------------------------------------
                            1998                  1997                  1996
                          --------              --------              --------
                                              (In thousands)
3.00 to 3.99%.......   $       191         $         ---         $         ---
4.00 to 4.99%.......        24,274                15,926                14,672
5.00 to 5.99%.......        81,030                81,199               106,675
6.00 to 6.99%.......        41,966                48,872                36,071
7.00 to 7.99%.......           ---                   ---                   ---
                          --------              --------              --------
   Total............      $147,461              $145,997              $157,418
                          ========              ========              ========

     The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 1998. Matured certificates, which have not been renewed as of December 31, 1998, have been allocated based upon certain rollover assumptions.

                                  Amounts at December 31, 1998 Maturing In
                       --------------------------------------------------------
                       One Year          Two           Three       Greater Than
                        or Less         Years          Years        Three Years
                        -------         -----          -----        -----------
                                           (In thousands)
3.00 to 3.99%......    $    191
4.00 to 4.99%......      20,401     $   2,730         $1,143       $     ---
5.00 to 5.99%......      50,443        24,692          3,997           1,898
6.00 to 6.99%......      35,783         1,541          4,542             100
                       --------       -------         ------          ------
   Total...........    $106,818       $28,963         $9,682          $1,998
                       ========       =======         ======          ======

     The following table indicates the amount of Lincoln Federal's other certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1998.

                                                         At December 31, 1998
                                                         --------------------
    Maturity Period                                         (In thousands)
    Three months or less...............................       $   5,526
    Greater than three months through six months.......           5,839
    Greater than six months through twelve months......           2,311
    Over twelve months.................................           2,657
                                                                -------
         Total.........................................         $16,333
                                                                =======


                                                                          DEPOSIT ACTIVITY
                                        -------------------------------------------------------------------------------------------
                                           Balance                Increase    Balance                Increase    Balance
                                             at                  (Decrease)     at                  (Decrease)     at
                                        December 31,     % of       from   December 31,     % of       from   December 31,   % of
                                            1998       Deposits     1997       1997       Deposits     1996       1996     Deposits
                                            ----       --------     ----       ----       --------     ----       ----     --------
                                                                       (Dollars in thousands)
Withdrawable:
   Savings accounts...................     $20,582        9.71%   $(1,385)   $21,967        10.78%   $(7,747)   $29,714       14.09%
   Money market accounts..............      32,942       15.54      6,940     26,002        12.75     11,573     14,429        6.84
   NOW accounts.......................       8,541        4.03        976      7,565         3.71       (986)     8,551        4.06
   Noninterest-bearing
     demand accounts..................       2,484        1.17        163      2,321         1.14      1,610        711        0.34
                                          --------      ------     ------   --------       ------    -------   --------      ------
     Total withdrawable...............      64,549       30.45      6,694     57,855        28.38      4,450     53,405       25.33
                                          --------      ------     ------   --------       ------    -------   --------      ------

Certificates (original terms):
   91 days............................         606         .29        284        322         0.16       (212)       534        0.25
   6 months...........................       3,775        1.78       (787)     4,562         2.24     (1,657)     6,219        2.95
   12 months..........................      32,170       15.17      2,457     29,713        14.58    (26,010)    55,723       26.43
   18 months..........................       9,244        4.36     (8,642)    17,886         8.77      1,969     15,917        7.55
   24 months..........................      21,571       10.18     20,298      1,273         0.62      1,273        ---          ---
   30 months..........................      58,163       27.43     (7,527)    65,690        32.22     29,101     36,589       17.36
   36 months .........................       8,932        4.21     (2,318)    11,250         5.52    (11,192)    22,442       10.65
   60 months..........................      10,661        5.03     (3,510)    14,171         6.95      2,595     11,576        5.49
Public fund certificates..............       2,339        1.10      1,209      1,130         0.56     (7,288)     8,418        3.99
                                          --------      ------     ------   --------       ------    -------   --------      ------
Total certificates....................     147,461       69.55      1,464    145,997        71.62    (11,421)   157,418       74.67
                                          --------      ------     ------   --------       ------    -------   --------      ------
Total deposits........................    $212,010      100.00%    $8,158   $203,852       100.00%   $(6,971)  $210,823      100.00%
                                          ========      ======     ======   ========       ======    =======   ========      ======

      Total deposits at December 31, 1998 were approximately $212.0 million, compared to approximately $210.8 million at December 31, 1996. Lincoln Federal's deposit base depends somewhat upon the manufacturing sector of Hendricks, Montgomery and Clinton Counties. Although the manufacturing sector in these counties is relatively diversified and does not significantly depend upon any industry, a loss of a material portion of the manufacturing workforce could adversely affect Lincoln Federal's ability to attract deposits due to the loss of personal income attributable to the lost manufacturing jobs and the attendant loss in service industry jobs.

      In the unlikely event of the Bank's liquidation, all claims of creditors (including those of deposit account holders, to the extent of their deposit balances) would be paid first followed by distribution of the liquidation account to certain deposit account holders, with any assets remaining thereafter distributed to the Holding Company as the sole shareholder of Lincoln Federal.

      Borrowings. Lincoln Federal focuses on generating high quality loans and then seeking the best source of funding from deposits, investments or borrowings. At December 31, 1998, Lincoln Federal had borrowings in the amount of $33.3 million from the FHLB of Indianapolis which bear fixed and variable interest rates and which are due at various dates through 2008. Lincoln Federal is required to maintain eligible loans and investment securities, including mortgage-backed securities, in its portfolio of at least 160% of outstanding advances as collateral for advances from the FHLB of Indianapolis. Lincoln Federal also has available a $2 million line of credit with the FHLB of Indianapolis. Lincoln Federal does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future.

      The following table presents certain information relating to Lincoln Federal's borrowings at or for the years ended December 31, 1998, 1997 and 1996.

                                                                       At or for the Year
                                                                       Ended December 31,
                                                        ------------------------------------------------
                                                        1998                  1997                  1996
                                                       -------                -------               -------
                                                                     (Dollars in thousands)
FHLB Advances:
Outstanding at end of period.................          $33,263                $70,136               $91,232
Average balance outstanding for period.......           49,773                 92,121                87,621
Maximum amount outstanding at any
     month-end during the period.............           35,136                106,932                93,932
Weighted average interest rate
     during the period.......................             5.74%                  5.70%                 5.57%
Weighted average interest rate
     at end of period........................             5.50                   5.71                  5.49
Note payable to Bloomington..................          $ 2,203               $  2,691              $  3,180

Service Corporation Subsidiary

      OTS regulations permit federal savings associations to invest in the capital stock, obligations or other specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 2% of the association's assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner-city development purposes. In addition, federal regulations permit associations to make specified types of loans to such subsidiaries (other than special purpose finance subsidiaries) in which the association owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the association's regulatory capital if the association's regulatory capital is in compliance with applicable regulations. A savings association that acquires a non-savings association subsidiary, or that elects to conduct a new activity within a subsidiary, must give the FDIC and the OTS at least 30 days advance written notice. The FDIC may, after consultation with the OTS, prohibit specified activities if it determines such activities pose a serious threat to the SAIF. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries).

         Lincoln Federal currently owns one subsidiary, LF, whose assets consist of an investment in Family Financial Life Insurance Company ("Family Financial") and in BHA. See "- Investments in Low- and Moderate-Income Housing Projects." LF received regulatory approval in February, 1998 to invest in Family Financial, an Indiana stock insurance company. In May, 1998, LF acquired a 16.7% interest in Family Financial for $650,000. The remaining interests are held in equal amounts by service corporations of five other financial institutions, four of which are located in Indiana and one in South Carolina. Fifty percent of the common stock of Family Financial is held by Consortium Partners, a Louisiana general partnership in which the six participating service corporations own equal interests. The service corporations directly own, in equal amounts, the remaining 50% of the common stock of Family Financial.

         Family Financial primarily engages in retail sales of mortgage and credit insurance products in connection with loans originated by Lincoln Federal's constituent shareholder financial institutions. Products offered by Family Financial include group and individual term mortgage life insurance, group mortgage disability insurance, group accidental death insurance, group credit life insurance, and group credit accident and disability insurance policies. Family Financial also markets a variety of tax-deferred annuity contracts which are wholly reinsured by other insurance companies. LF expects to receive (1) dividends paid on Family Financial shares owned directly by it, (2) a pro rata allocation of dividends received on shares held by Consortium
Partners, which are divided among the partners based on the actuarially determined value of Family Financial's various lines of insurance generated by customers of these partners, and (3) commissions on sales of insurance products made to customers. For the period ended December 31, 1998, Lincoln Federal received no income from commissions and dividends paid on Family Financial activities.

Employees

      As of December 31, 1998, Lincoln Federal employed 74 persons on a full-time basis and five on a part-time basis. None of Lincoln Federal's employees are represented by a collective bargaining group and management considers employee relations to be good.

      Employee benefits for Lincoln Federal's full-time employees include, among other things, an employee stock ownership plan, a Pentegra Group (formerly known as Financial Institutions Retirement Fund) defined benefit pension plan, which is a noncontributory, multiple-employer comprehensive pension plan (the"Pension Plan"), and hospitalization/major medical insurance, long-term disability insurance, life insurance, and participation in the Lincoln Federal 401(k) Plan, which is administered by Pentegra Group.

     Lincoln Federal considers its employee benefits to be competitive with those offered by other financial institutions and major employers in its area. See "Executive Compensation and Related Transactions of Lincoln Federal."

                                   COMPETITION

      Lincoln Federal originates most of its loans to and accepts most of its deposits from residents of Hendricks, Montgomery and Clinton Counties, Indiana. Lincoln Federal is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, and certain nonbanking consumer lenders that provide similar services in those counties with significantly larger resources than are available to Lincoln Federal. Lincoln Federal also competes with money market funds with respect to deposit accounts and with insurance companies with respect to individual retirement accounts.

      The primary factors influencing competition for deposits are interest rates, service and convenience of office locations. Lincoln Federal competes for loan originations primarily through the efficiency and quality of the services that it provides borrowers and through interest rates and loan fees charged. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that management cannot readily predict.

                                   REGULATION

General

      As a federally chartered, SAIF-insured savings association, Lincoln Federal is subject to extensive regulation by the OTS and the FDIC. For example, Lincoln Federal must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines Lincoln Federal's books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. The OTS recently amended how saving associations calculate the semi-annual assessment owed to the OTS. This revision includes a marginal assessment rate that decreases as the asset size of a savings association increases and includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution's size, condition, and the complexity of its operations. Lincoln Federal's semi-annual assessment is $36,000.

      Lincoln Federal is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirements of Lincoln Federal's securities, and limitations upon other aspects of banking operations. In addition, Lincoln Federal's activities and operations are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.

      The United States Congress is considering legislation that would require all federal savings associations, such as Lincoln Federal, to either convert to a national bank or a state-chartered bank by a specified date to be determined.

In addition, under the legislation, the Holding Company likely would not be regulated as a savings and loan holding company but rather as a bank holding company. This proposed legislation would abolish the OTS and transfer Lincoln Federal's functions among the other federal banking regulators. Certain aspects of the legislation remain to be resolved and, therefore, no assurance can be given as to whether or in what form the legislation will be enacted or Lincoln Federal's effect on the Holding Company and Lincoln Federal.

Savings and Loan Holding Company Regulation

      Under current law, the Holding Company will be regulated as a "non-diversified savings and loan holding company" within the meaning of the Home Owners' Loan Act, as amended (the "HOLA"), and subject to regulatory oversight of the Director of the OTS. As such, the Holding Company is registered with the OTS and thereby subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, Lincoln Federal is subject to certain restrictions in Lincoln Federal's dealings with the Holding Company and with other companies affiliated with the Holding Company.

      In general, the HOLA prohibits a savings and loan holding company, without prior approval of the Director of the OTS, from acquiring control of another savings association or savings and loan holding company or retaining more than 5% of the voting shares of a savings association or of another holding company which is not a subsidiary. The HOLA also restricts the ability of a director or officer of the Holding Company, or any person who owns more than 25% of the Holding Company's stock, from acquiring control of another savings association or savings and loan holding company without obtaining the prior approval of the Director of the OTS.

      The Holding Company's Board of Directors presently intends to operate the Holding Company as a unitary savings and loan holding company. Under current law, there are generally no restrictions on the permissible business activities of a unitary savings and loan holding company. However, Congress is considering legislation which could significantly restrict the types of activities in which a savings and loan holding company may engage. If such legislation is enacted, the Holding Company's ability to engage in diversified business activities would be restricted.

      Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the FHLB also apply.) See "-Qualified Thrift Lender." At December 31, 1998, Lincoln Federal's asset composition was in excess of that required to qualify us as a Qualified Thrift Lender.

      If the Holding Company were to acquire control of another savings association other than through a merger or other business combination with Lincoln Federal, the Holding Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of the Holding Company and any of Lincoln Federal's subsidiaries (other than Lincoln Federal or other subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association, (iv) holding or managing properties used or occupied by a subsidiary savings association, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the FSLIC by regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) those activities authorized by the Federal Reserve Board (the "FRB") as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS before a multiple holding company may engage in such activities.

      The Director of the OTS may also approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state, if the multiple savings and loan holding company involved controls a savings association which operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the association to be acquired is located specifically permit associations to be acquired by state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations). Also, the Director of the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

      Indiana law permits federal and state savings association holding companies with their home offices located outside of Indiana to acquire savings associations whose home offices are located in Indiana and savings association holding companies with their principal place of business in Indiana ("Indiana Savings Association Holding Companies") upon receipt of approval by the Indiana Department of Financial Institutions. Moreover, Indiana Savings Association Holding Companies may acquire savings associations with their home offices located outside of Indiana and savings association holding companies with their principal place of business located outside of Indiana upon receipt of approval by the Indiana Department of Financial Institutions.

      No subsidiary savings association of a savings and loan holding company may declare or pay a dividend on Lincoln Federal's permanent or nonwithdrawable stock unless it first gives the Director of the OTS 30 days advance notice of such declaration and payment. Any dividend declared during such period or without giving notice shall be invalid.

Federal Home Loan Bank System

      Lincoln Federal is a member of the FHLB of Indianapolis, which is one of twelve regional FHLBs. Each FHLB serves as a reserve or central bank for Lincoln Federal's members within Lincoln Federal's assigned region. It is funded primarily from funds deposited by savings associations and proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System, including the FHLB of Indianapolis.

      As a member, Lincoln Federal is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 1998, Lincoln Federal's investment in stock of the FHLB of Indianapolis was $5.4 million. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

      The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. For the fiscal year ended December 31, 1998, dividends paid by the FHLB of Indianapolis to Lincoln Federal totaled approximately $436,000, for an annual rate of 8.0%.

Insurance of Deposits

      Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks and the SAIF for savings associations such as Lincoln Federal and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund. As of September 30, 1996, the reserves of the SAIF were below the level required by law, primarily because a significant portion of the assessments paid into the SAIF had been used to pay the cost of prior thrift failures, while the reserves of the BIF met the level required by law in May, 1995. However, on September 30, 1996, provisions designed to recapitalize the SAIF and eliminate the premium disparity between the BIF and SAIF were signed into law. See "- Assessments" below.

      Assessments. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time and may decrease these rates if the target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary depending on the risk the institution poses to Lincoln Federal's deposit insurance fund. An institution's risk level is determined based on Lincoln Federal's capital level and the FDIC's level of supervisory concern about the institution.

      On September 30, 1996, President Clinton signed into law legislation which included provisions designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under the new law, Lincoln Federal was charged a one-time special assessment equal to $.657 per $100 in assessable deposits at March 31, 1995. Lincoln Federal recognized this one-time assessment as a non-recurring operating expense of approximately $1.3 million ($785,000 after tax) during the three-month period ending September 30, 1996, and paid this assessment on November 27, 1996. The assessment was fully deductible for both federal and state income tax purposes. Beginning January 1, 1997, Lincoln Federal's annual deposit insurance premium was reduced from .23% to .0644% of total assessable deposits. BIF institutions pay lower assessments than comparable SAIF institutions because BIF institutions pay only 20% of the rate paid by SAIF institutions on their deposits with respect to obligations issued by the federally-chartered corporation which provided some of the financing to resolve the thrift crisis in the 1980's ("FICO"). The 1996 law also provides for the merger of the SAIF and the BIF by 1999, but not until such time as bank and thrift charters are combined. Until the charters are combined, savings associations with SAIF deposits may not transfer deposits into the BIF system without paying various exit and entrance fees, and SAIF institutions will continue to pay higher FICO assessments. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met.

Savings Association Regulatory Capital

      Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. The OTS recently amended this requirement to require a core capital level of 3% of total adjusted assets for savings associations that receive the highest rating for safety and soundness, and 4% to 5% for all other savings associations. This amendment becomes effective April 1, 1999. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 1998, Lincoln Federal was in compliance with all capital requirements imposed by law.

      The OTS has promulgated a rule which sets forth the methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS has delayed the implementation of this rule, however. The rule requires savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) to maintain additional capital for interest rate risk under the risk-based capital framework. Even though the OTS has delayed implementing this rule, Lincoln Federal nevertheless measures its interest rate risk in conformity with the OTS regulation and, as of December 31, 1998, would have been required to deduct $3.6 million from its total capital available to calculate its risk-based capital requirement. The OTS recently updated its standards regarding the management of interest rate risk to include summary guidelines to assist savings associations in determining their exposures to interest rate risk.

     If an association is not in compliance with the capital requirements, the OTS is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers' compensation. In addition, the OTS and the FDIC generally are authorized to take enforcement actions against a savings association that fails to meet its capital requirements. These actions may include restricting the operating activities of the association, imposing a capital directive, cease and desist order, or civil money penalties, or imposing harsher measures such as appointing a receiver or conservator or forcing the association to merge into another institution.

Prompt Corrective Regulatory Action

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: Lincoln Federal capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 1998, Lincoln Federal was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

      The FDIC may order savings associations which have insufficient capital to take corrective actions. For example, a savings association which is categorized as "undercapitalized" would be subject to growth limitations and would be required to submit a capital restoration plan, and a holding company that controls such a savings association would be required to guarantee that the savings association complies with the restoration plan. "Significantly undercapitalized" savings associations would be subject to additional restrictions. Savings associations deemed by the FDIC to be "critically undercapitalized" would be subject to the appointment of a receiver or conservator.

Dividend Limitations

         The OTS recently adopted a regulation, which becomes effective on April 1, 1999, that revises the current restrictions that apply to "capital distributions" by savings associations. The amended regulation defines a capital distribution as a distribution of cash or other property to a savings association's owners, made on account of their ownership. This definition includes a savings association's payment of cash dividends to shareholders, or any payment by a savings association to repurchase, redeem, retire, or otherwise acquire any of its shares or debt instruments that are included in total capital, and any extension of credit to finance an affiliate's acquisition of those shares or interests. The amended regulation does not apply to dividends consisting only of a savings association's shares or rights to purchase such shares.

         The amended regulation exempts certain savings associations from the current requirement that all savings associations file either a notice or an application with the OTS before making any capital distribution. As revised, the regulation requires a savings association to file an application for approval of a proposed capital distribution with the OTS if the association is not eligible for expedited treatment under OTS's application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years (the "retained net income standard"). At December 31, 1998, Lincoln Federal's retained net income standard was approximately $7.6 million. A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS or the FDIC.

         The amended regulation requires a savings association to file a notice of a proposed capital distribution in lieu of an application if the association or the proposed capital distribution do not meet the conditions described above, and: (1) the savings association will not be at least well capitalized (as defined under the OTS prompt corrective action regulations) following the capital distribution; (2) the capital distribution would reduce the amount of, or retire any part of the savings association's common or preferred stock, or retire any part of debt instruments such as notes or debentures included in the association's capital under the OTS capital regulation; or (3) the savings association is a subsidiary of a savings and loan holding company. Because Lincoln Federal is a subsidiary of a savings and loan holding company, this latter provision will require, at a minimum, that Lincoln Federal file a notice with the OTS 30 days before making any capital distributions to the Holding Company.

         In addition to these regulatory restrictions, Lincoln Federal's Plan of Conversion imposes additional limitations on the amount of capital distributions it may make to the Holding Company. The Plan of Conversion requires Lincoln Federal to establish and maintain a liquidation account for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders and prohibits Lincoln Federal from making capital distributions to the Holding Company if its net worth would be reduced below the amount required for the liquidation account.

Limitations on Rates Paid for Deposits

      Regulations promulgated by the FDIC pursuant to FedICIA place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in the institution's normal market area. Under these regulations, "well-capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of "well-capitalized," "adequately-capitalized" and "undercapitalized" will be the same as the definition adopted by the agencies to implement the corrective action provisions of FedICIA. Management does not believe that these regulations will have a materially adverse effect on Lincoln Federal's current operations.

Safety and Soundness Standards

      On February 2, 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. On August 27, 1996, the federal banking agencies added asset quality and earning standards to the safety and soundness guidelines.

Real Estate Lending Standards

      OTS regulations require savings associations to establish and maintain written internal real estate lending policies. Each association's lending policies must be consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of Lincoln Federal's operations. The policies must establish loan portfolio diversification standards; establish prudent underwriting standards, including loan-to-value limits, that are clear and measurable; establish loan administration procedures for the association's real estate portfolio; and establish documentation, approval, and reporting requirements to monitor compliance with the association's real estate lending policies. The association's written real estate lending policies must be reviewed and approved by the association's Board of Directors at least annually. Further, each association is expected to monitor conditions in its real estate market to ensure that Lincoln Federal's lending policies continue to be appropriate for current market conditions.

Loans to One Borrower

      Under OTS regulations, Lincoln Federal may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets Lincoln Federal's regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. Lincoln Federal has established an "in-house" lending limit of $2 million to a single or related group of borrowers, which is significantly lower than the regulatory lending limit described above. Any loan that exceeds this "in-house" lending limit up to the regulatory lending limit must first be approved by Lincoln Federal's board of directors. At December 31, 1998, Lincoln Federal had no loan relationships that exceeded its "in-house" lending limit. Also on that date, Lincoln Federal did not have any loans or extensions of credit to a single or related group of borrowers in excess of its regulatory lending limits. Management does not believe that the loans-to-one-borrower limits will have a significant impact on Lincoln Federal's business operations or earnings.

Qualified Thrift Lender

      Savings associations must meet a QTL test. If Lincoln Federal maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Indianapolis. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting Lincoln
Federal's business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 1998, Lincoln Federal was in compliance with its QTL requirement, with approximately 95.2% of its assets invested in QTIs.

      A savings association which fails to meet the QTL test must either convert to a bank (but Lincoln Federal's deposit insurance assessments and payments will be those of and paid to the SAIF) or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for a national bank and for a savings association; (ii) Lincoln Federal's branching activities shall be limited to those of a national bank; (iii) it shall not be eligible for any new FHLB advances; and (iv) it shall be bound by regulations applicable to national banks respecting payment of dividends. Three years after failing the QTL test the association must (i) dispose of any investment or activity not permissible for a national bank and a savings association and (ii) repay all outstanding FHLB advances. If such a savings association is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).

Acquisitions or Dispositions and Branching

      The Bank Holding Company Act specifically authorizes a bank holding company, upon receipt of appropriate regulatory approvals, to acquire control of any savings association or holding company thereof wherever located. Similarly, a savings and loan holding company may acquire control of a bank. Moreover, federal savings associations may acquire or be acquired by any insured depository institution. Regulations promulgated by the FRB restrict the branching authority of savings associations acquired by bank holding companies. Savings associations acquired by bank holding companies may be converted to banks if they continue to pay SAIF premiums, but as such they become subject to branching and activity restrictions applicable to banks.

      Subject to certain exceptions, commonly-controlled banks and savings associations must reimburse the FDIC for any losses suffered in connection with a failed bank or savings association affiliate. Institutions are commonly controlled if one is owned by another or if both are owned by the same holding company. Such claims by the FDIC under this provision are subordinate to claims of depositors, secured creditors, and holders of subordinated debt, other than affiliates.

      The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test in ss.7701(a)(19) of the Code or the asset composition test of ss.7701(c) of the Code. Branching that would result in the formatio of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state-chartered associations or their holding companies in the state where the acquiring association or holding company is located. Moreover, Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana.

      Finally, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana enacted legislation establishing interstate branching provisions for Indiana state-chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion, provided that such transactions are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merge or establish de novo banks on a reciprocial basis. The Indiana Branching Law became effective March 15, 1996.

Transactions with Affiliates

      Lincoln Federal is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restrict financial transactions between banks and their directors, executive officers and affiliated companies. The statute limits credit transactions between a bank or savings association and Lincoln Federal's executive officers and Lincoln Federal's affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

Federal Securities Law

      The shares of Common Stock of the Holding Company have been registered with the SEC under the 1934 Act and, as a result, the Holding Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the SEC thereunder. After three years following Lincoln Federal's conversion to stock form, if the Holding Company has fewer than 300 shareholders, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

      Shares of Common Stock held by persons who are affiliates of the Holding Company may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the 1933 Act. If the Holding Company meets the current public information requirements under Rule 144, each affiliate of the Holding Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Holding Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

Community Reinvestment Act Matters

      Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") be disclosed. The disclosure includes both a four-unit descriptive rating -- outstanding, satisfactory, needs to improve, and substantial noncompliance -- and a written evaluation of an institution's performance. Each FHLB is required to establish standards of community investment or service that Lincoln Federal's members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the CRA and Lincoln Federal's record of lending to first-time home buyers. The OTS has designated Lincoln Federal's record of meeting community credit needs as satisfactory.

                                    TAXATION
Federal Taxation

      Historically, savings associations, such as Lincoln Federal, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, no savings association may use the percentage of taxable income method of computing its allowable bad debt deduction for tax purposes. Instead, all savings associations are required to compute their allowable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for associations meeting a residential mortgage loan origination test. Lincoln Federal does not have any reserves taken after 1987 that must be recaptured. In addition, the pre-1988 reserve, for which no deferred taxes have been recorded, need not be recaptured into income unless (i) the savings association no longer qualifies as a bank under the Code, or (ii) the savings association pays out excess dividends or distributions. Although Lincoln Federal does have some reserves from before 1988, Lincoln Federal is not required to recapture these reserves.

      Depending on the composition of its items of income and expense, a savings association may be subject to the alternative minimum tax. A savings association must pay an alternative minimum tax on the amount (if any) by which 20% of alternative minimum taxable income ("AMTI"), as reduced by an exemption varying with AMTI, exceeds the regular tax due. AMTI equals regular taxable income increased or decreased by certain tax preferences and adjustments, including depreciation deductions in excess of that allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method and 75% of the excess of adjusted current earnings over AMTI (before this adjustment and before any alternative tax net operating loss). AMTI may be reduced only up to 90% by net operating loss carryovers, but alternative minimum tax paid can be credited against regular tax due in later years.

      For federal income tax purposes, Lincoln Federal has been reporting its income and expenses on the accrual method of accounting. Lincoln Federal's federal income tax returns have not been audited in recent years.

State Taxation

      Lincoln Federal is subject to Indiana's Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

      Lincoln Federal's state income tax returns have not been audited in recent years.

Item 2.   Properties.

         The following table provides certain information with respect to Lincoln Federal's offices as of December 31, 1998:

                                                                                                 Net Book
                                                                                                 Value of
                                                                                                 Property,            Approximate
    Description                              Owned or           Year            Total           Furniture &             Square
    and Address                               leased           Opened         Deposits         Fixtures (1)             Footage
    ---------------------------------------------------------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
1121 East Main Street                          Owned            1970              $92,400          $1,450                9,925
Plainfield, IN 46168
134 South Washington Street                    Owned            1962               53,300             446                9,340
Crawfordsville, IN 47933
1900 East Wabash Street                        Owned            1974               33,700             286                2,670
Frankfort, IN 46041
975 East Main Street                           Owned            1981               32,600             304                2,890
Brownsburg, IN 46112

(1) Land and other capitalized costs associated with the future Avon, Indiana branch totalled $893,000.

      The Bank opended a new branch in Avon, Indiana in January, 1999.

      Lincoln Federal owns computer and data processing equipment which it uses for transaction processing, loan origination, and accounting. The net book value of Lincoln Federal's electronic data processing equipment was approximately $254,000 at December 31, 1998.

      Lincoln Federal currently operates five automatic teller machines ("ATMs"), with one ATM located at its main office and each of its branch offices. Lincoln Federal's ATMs participate in the Cirrus(R) and MAC(R) networks.

      Lincoln Federal has also contracted for the data processing and reporting services of On-Line Financial Services, Inc. in Oak Brook, Illinois. The cost of these data processing services is approximately $45,000 per month.

      Lincoln Federal has also executed a Correspondent Services Agreement with the FHLB of Indianapolis under which it receives item processing and other services for a fee of approximately $3,400 per month.

Item 3.  Legal Proceedings.

         Although the Holding Company and Lincoln Federal are involved, from time to time, in various legal proceedings in the normal course of business, there are no material legal proceedings to which they presently are a party or to which any of the Holding Company's or Lincoln Federal's property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended December 31, 1998.

Item 4.5.  Executive Officers of the Registrant.

         The executive officers of the Holding Company are identified below. The executive officers of the Holding Company are elected annually by the Holding Company's Board of Directors.

         Name                            Position with Holding Company
         ----                            -----------------------------
         T. Tim Unger                    Chairman of the Board, President and
                                             Chief Executive Officer
         John M. Baer                    Secretary and Treasurer

         T. Tim Unger (age 58) has been President and Chief Executive Officer of Lincoln Federal since January, 1996. Before then, Mr. Unger served as President and Chief Executive Officer of Summit Bank of Clinton County from 1989 through 1995. Mr. Unger has served the banking industry since 1966.

         John M. Baer (age 50) has served as Lincoln Federal's Chief Financial Officer since June, 1997 and as Lincoln Federal's Secretary and Treasurer since January, 1998. Before working for Lincoln Federal, Mr. Baer served as Vice President and Chief Financial Officer of the Community Bank Group of Bank One in Indianapolis, Indiana from June, 1996 through June, 1997. From October, 1989 through June, 1996 he served as Senior Vice President and Chief Financial Officer of Bank One, Merrillville, NA, in Merrillville, Indiana. Mr. Baer has served the banking industry since 1978.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

         a) The Holding Company's common stock, without par value ("Common Stock"), is listed on the NASDAQ National Market System under the symbol "LNCB" The Holding Company shares began to trade on December 30, 1998. The high and low bid prices for the period December 30, 1998 to March 25, 1999, were $11.44 and $10.19, respectively. Since the Holding Company has no independent operation or other subsidiaries to generate income, Lincoln Federal's ability to accumulate earnings for the payment of cash dividends to shareholders directly depends upon the ability of Lincoln Federal to pay dividends to the Holding Company and upon the earnings on Lincoln Federal's investment securities. On March 1, 1999, there were 1,262 shareholders of record.

         Under current federal income tax law, dividend distributions to the Holding Company, to the extent that such dividends paid are from the current or accumulated earnings and profits of Lincoln Federal (as calculated for federal income tax purposes), will be taxable as ordinary income to the Holding Company and will not be deductible by Lincoln Federal. Any dividend distributions in excess of current or accumulated earnings and profits will be treated for federal income tax purposes as a distribution from Lincoln Federal's accumulated bad debt reserves, which could result in increased federal income tax liability for Lincoln Federal. Moreover, Lincoln Federal may not pay dividends to the Holding Company if such dividends would result in the impairment of the liquidation account established in connection with the Conversion.

         Generally, there is no OTS regulatory restriction on the payment of dividends by the Holding Company unless there is a determination by the Director of the OTS that there is reasonable cause to believe that the payment of dividends constitutes a serious risk to the financial safety, soundness or stability of Lincoln Federal. The FDIC also has authority under current law to prohibit a financial institution from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the financial institution. Indiana law, however, would prohibit the Holding Company from paying a dividend if, after giving effect to the payment of that dividend, the Holding Company would not be able to pay its debts as they become due in the usual course of business or the Holding Company's total assets would be less than the sum of its total liabilities plus preferential rights of holders of preferred stock, if any.

         The Holding Company paid no dividends to its shareholders in the fiscal year ended December 31, 1998.

         b)  Use of Proceeds.

         The Registration Statement filed by the Holding Company pursuant to the Securities Act of 1933 was declared effective by the Securities and Exchange Commission on November 12, 1998 (SEC File No. 333-63373). The offering of the

Holding Company's common stock (the "Common Stock") commenced on that date and terminated at 12:00 noon, Plainfield, Indiana time, on December 14, 1997. The Holding Company sold each of the 6,809,250 shares of Common Stock registered pursuant to the Registration Statement at $10 per share and contributed an additional 200,000 shares of Common Stock to the Lincoln Federal Charitable Foundation, Inc. The Lincoln Bancorp Employee Stock Ownership Plan and Trust (the "ESOP") purchased 560,740 shares of the Common Stock with the proceeds of a loan it received from the Holding Company. Charles Webb and Company, a division of Keefe, Bruyette, and Woods, Inc., acted as the Holding Company's exclusive agent in marketing the Common Stock on a best efforts basis.

         The following table indicates the net proceeds from the offering of the Common Stock by the Holding Company:

         Gross proceeds from sale of
              6,809,250 shares at $10/share                       $68,092,500
         Expenses:
         Underwriting commissions                   $561,194
         Underwriting expenses                        25,000
         Other expenses                              626,933
                                                    --------
         Total expenses                                             1,213,127
                                                                  -----------
         Net proceeds                                             $66,879,373
                                                                  ===========

         As described in the prospectus, the Holding Company used 50% of the net proceeds (or $33,439,686) to purchase all of the capital stock of Lincoln Federal. From the proceeds that it retained, the Holding Company made a loan to the ESOP for the purchase of 560,740 shares of the Common Stock. After providing for this loan and for the purchase of Lincoln Federal's capital stock, the Holding Company retained $27,832,287 of the net proceeds, as the following table indicates:

         Net proceeds                                               $66,879,373
         Purchase of Bank capital stock            $33,439,686
         Loan to ESOP                                5,607,400
                                                   -----------
         Total                                                       39,047,086
                                                                    -----------
         Net proceeds retained by Holding Company                   $27,832,287
                                                                    ===========

         The Holding Company deposited the remainder of the net proceeds that it retained in an account with Lincoln Federal, thereby increasing Lincoln Federal's working capital.

         The payments described above reflect reasonable estimates of amounts paid by the Holding Company and Lincoln Federal. Neither the Holding Company nor Lincoln Federal paid any of the expenses indicated above, either directly or indirectly, to Lincoln Federal's directors, officers or their associates, or to any person owning 10% or more of any class of the Holding Company's securities, or to any affiliate. The Holding Company's and Lincoln Federal's use of the proceeds from the offering of the Common Stock described above does not represent a material change in the use of proceeds described in the prospectus.

Item 6.  Selected Financial Data.

         The following selected consolidated financial data of Lincoln Federal and its subsidiary is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements, including notes thereto, included elsewhere in this Form 10-K.


                                                                                 AT DECEMBER 31,
                                                         -------------------------------------------------------------
                                                            1998         1997         1996         1995          1994
                                                            ----         ----         ----         ----          ----
                                                                                 (In thousands)
Summary of Financial Condition Data:
Total assets............................................  $366,448      $321,391     $345,552     $319,777     $309,010
Cash and interest bearing deposits in other banks (1)...    22,907        18,958       10,394        8,882       21,488
Investment securities available for sale................   129,276        29,399          118          116          114
Investment securities held to maturity..................     1,250         9,635       15,185       11,600       12,748
Mortgage loans held for sale............................       ---           ---       24,200       15,534       16,141
Loans...................................................   197,433       249,996      282,813      270,933      245,160
Allowance for loan losses...............................    (1,512)       (1,361)      (1,241)      (1,121)      (1,047)
Net loans...............................................   195,921       248,635      281,572      269,812      244,113
Investment in limited partnerships......................     2,387         2,706        3,187        3,583        5,019
Deposits................................................   212,010       203,852      210,823      196,117      185,219
Borrowings..............................................    35,466        72,827       94,412       85,604       90,294
Shareholders' equity....................................   106,108        41,978       37,919       34,930       31,546

                                                                             YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------------------------
                                                             1998          1997         1996         1995         1994
                                                            ------        ------       ------       ------       ------
                                                                                 (In thousands)
Summary of Operating Data:
Total interest income...................................   $22,999       $25,297      $24,453      $22,065      $18,309
Total interest expense..................................    13,827        15,652       15,119       14,486        9,418
                                                            ------        ------       ------       ------       ------
   Net interest income..................................     9,127         9,645        9,334        7,579        8,891
Provision for loan losses...............................       173           298          120          100           (1)
                                                            ------        ------       ------       ------       ------
   Net interest income after provision for loan losses .     8,999         9,347        9,214        7,479        8,892
                                                            ------        ------       ------       ------       ------
Other income (losses):
   Net realized-and unrealized-gain
     (loss) on loans held for sale......................       (61)         299         (160)       1,463      (1,380)
   Net realized- and unrealized-gains on securities
     available for sale.................................       113           118          ---          ---          ---
   Equity in losses of limited partnerships.............      (514)         (681)        (596)      (1,595)        (663)
   Other................................................       833           674          503          473          529
                                                            ------        ------       ------       ------       ------
     Total other income (loss)..........................       371           410         (253)         341       (1,514)
                                                            ------        ------       ------       ------       ------
Other expenses:
   Salaries and employee benefits.......................     2,724         2,247        1,719        1,529        1,360
   Net occupancy expenses...............................       249           272          236          272          287
   Equipment expenses...................................       626           526          361          176          174
   Deposit insurance expense............................       188           194        1,725          438          408
   Data processing expense..............................       658           581          313          228          201
   Professional fees....................................       201           238           69           48           41
   Director and committe fees...........................       319           227          110          102           73
   Mortgage servicing rights amortization...............       280            67           12            9           54
   Charitable contributions.............................     2,023            32           18           37            2
   Other................................................       842           701          540          405          300
                                                            ------        ------       ------       ------       ------
     Total  other expenses..............................     8,110         5,085        5,103        3,244        2,900
                                                            ------        ------       ------       ------       ------
   Income before income taxes and extraordinary item....     1,260         4,672        3,858        4,576        4,478
   Income taxes (benefit)...............................        (7)        1,159          870        1,193        1,095
                                                            ------        ------       ------       ------       ------
Income before extraordinary item .......................     1,267         3,513        2,988        3,383        3,383
Extraordinary item-early extinguishment of debt,
   net of income taxes of $99...........................      (150)          ---          ---          ---          ---
                                                            ------        ------       ------       ------       ------
     Net income.........................................    $1,117        $3,513       $2,988       $3,383       $3,383
                                                            ======        ======       ======       ======       ======


Supplemental Data:
Return on assets (2)....................................       .35%         1.02%         .90%        1.09%        1.32%
Return on equity (3)....................................      2.58          8.71         8.08         9.92        11.08
Equity to assets (4)....................................     28.96         13.06        10.97        10.92        10.21
Interest rate spread during period (5)..................      2.24          2.41         2.36         1.99         3.24
Net yield on interest-earning assets (6)................      3.02          2.92         2.91         2.55         3.67
Efficiency ratio (7)....................................     84.98         50.57        56.19        40.96        39.31
Other expenses to average assets (8)....................      2.55          1.47         1.54         1.05         1.13
Average interest-earning assets to average
   interest-bearing liabilities.........................    117.02        110.88       111.80       111.31       111.18
Non-performing assets to total assets (4)...............       .38          1.14          .73          .75          .04
Allowance for loan losses to
   total loans outstanding (4) (9)......................       .77           .54          .40          .39          .40
Allowance for loan losses to non-performing loans (4)...    117.03         37.56        50.80        46.81       780.60
Net charge-offs to average total loans outstanding .....       .01           .06          ---          .01          ---
Number of full service offices (4)......................         4             4            4            4            4

(1)  Includes certificates of deposit in other financial institutions.
(2)  Net income divided by average total assets.
(3)  Net income divided by average total equity.
(4)  At end of period.
(5) Interest rate spread is calculated by substracting combined average interest cost from combined average interest rate earned for the period indicated.
(6)  Net interest income divided by average interest-earning assets.
(7) Other expenses (excluding federal income tax expense) divided by the sum of net interest income and noninterest income. Excluding the effect of the $2.0 million contribution to the charitable foundation, the efficiency ratio would have been 64.03% for the year ended December 31, 1998. Excluding the effect of the one-time SAIF assessment, the efficiency ratio would have been 42.28% for the year ended December 31, 1996.
(8)  Other expenses divided by average total assets.
(9)  Total loans include loans held for sale.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

General

         The Holding Company was incorporated for the purpose of owning all of the outstanding shares of Lincoln Federal. The following discussion and analysis of the Holding Company's financial condition as of December 31, 1998 and Lincoln Federal's results of operations should be read in conjunction with and with reference to the consolidated financial statements and the notes thereto included herein.

         In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Holding Company's operations and actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Holding Company's general market area. The forward-looking statements contained herein include, but are not limited to, those with respect to the following matters:

         1.       Management's   determination   of  the  amount  of  loan  loss
                  allowance;

         2.       The effect of changes in interest rates;

         3.       Changes in deposit insurance premiums; and

         4. Proposed legislation that would eliminate the federal thrift charter and the separate federal regulation of thrifts.

Average Balances and Interest Rates and Yields

      The following tables present the years ended December 31, 1998, 1997 and 1996, the average daily balances, of each category of Lincoln Federal's interest-earning assets and interest-bearing liabilities, and the interest earned or paid on such amounts.

                                                                           Year Ended December 31,
                                         -------------------------------------------------------------------------------------------
                                                    1998                            1997                          1996
                                         -----------------------------  -----------------------------  -----------------------------
                                         Average             Average    Average              Average   Average             Average
                                         Balance Interest(6) Yield/Cost Balance Interest(6) Yield/Cost Balance Interest(6)Yield/Cost
                                         -------------------------------------------------------------------------------------------
                                                                            (Dollars in thousands)
Assets:
Interest-earning assets:
   Interest-bearing deposits............  $29,949     $1,544      5.16%    $11,853   $   653      5.51%   $  3,969  $   256   6.45%
   Mortgage-backed securities
     available for sale (1).............   41,011      2,962      7.22      13,089     1,086      8.30         ---      ---    ---
     Other investment securities
     available for sale (1).............   11,940        785      6.57          66         5      7.58         117        9   7.69
   Other investment securities
     held to maturity ..................    4,176        248      5.94      12,758       768      6.02      15,355      933   6.08
   Loans receivable (2) (5) (6).........  211,260     17,024      8.06     286,912    22,369      7.80     296,288   22,902   7.73
   Stock in FHLB of Indianapolis........    5,447        436      8.00       5,199       416      8.00       4,522      353   7.81
                                         --------     ------              --------    ------              --------   ------
     Total interest-earning assets......  303,783     22,999      7.57     329,877    25,297      7.67     320,251   24,453   7.64
                                                      ------                          ------                         ------
Non-interest earning assets,
   net of allowance for loan losses
   and unrealized gain/loss
   on securities available for sale.....   14,587                           15,694                          11,243
                                         --------                         --------                        --------
     Total assets....................... $318,370                         $345,571                        $331,494
                                         ========                         ========                        ========
Liabilities and equity capital:
Interest-bearing liabilities:
   Interest-bearing demand deposits.....   $7,905        150      1.90  $    7,438       154      2.07   $   7,198      151   2.10
   Savings deposits.....................   20,691        625      3.02      25,159       781      3.10      32,253    1,092   3.39
   Money market savings deposits........   29,883      1,440      4.82      21,278     1,044      4.91       7,003      320   4.57
   Certificates of deposit..............  151,344      8,757      5.79     151,507     8,425      5.56     152,381    8,675   5.69
   FHLB advances........................   49,773      2,855      5.74      92,121     5,248      5.70      87,621    4,881   5.57
                                         --------     ------              --------    ------              --------   ------
     Total interest-bearing liabilities.  259,596     13,827      5.33     297,503    15,652      5.26     286,456   15,119   5.28
                                                      ------                          ------                         ------
Other liabilities.......................   15,497                            7,729                           8,070
                                         --------                         --------                        --------
       Total liabilities................  275,093                          305,232                         294,526
Equity capital..........................   43,277                           40,339                          36,968
                                         --------                         --------                        --------
         Total liabilities and
           equity capital............... $318,370                         $345,571                        $331,494
                                         ========                         ========                        ========
Net interest-earning assets............. $ 44,187                        $  32,374                         $33,795
Net interest income.....................            $  9,172                        $  9,645                         $9,334
                                                    ========                        ========                         ======
Interest rate spread (3)................                          2.24%                           2.41%                       2.36%
                                                                  ====                            ====                        ====
Net yield on weighted average
   interest-earning assets (4)..........                          3.02%                           2.92%                       2.91%
                                                                  ====                            ====                        ====
Average interest-earning
   assets to average
   interest-bearing liabilities.........   117.02%                          110.88%                         111.80%
                                           ======                           ======                          ======

----------------
(1) Mortgage-backed securities available for sale and other investment securities available for sale are at amortized cost prior to SFAS No. 115 adjustments.

(2)      Total loans, including loan held for sale, less loans in process.

(3) Interest rate spread is calculated by subtracting weighted average interest rate cost from weighted average interest rate yield for the period indicated.

(4) The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated. No net yield amount is presented at December 31, 1998, because the computation of net yield is applicable only over a period rather than at a specific date.

(5)      The balances include nonaccrual loans.

(6) Interest income on loans receivable includes loan fee income of $511,000, $554,000 and $490,000 for the years ended December 31, 1998,
         1997 and 1996.

Interest Rate Spread

      Lincoln Federal's results of operations have been determined primarily by net interest income and, to a lesser extent, fee income, miscellaneous income and general and administrative expenses. Net interest income is determined by the interest rate spread between the yields earned on interest-earning assets and the rates paid on interest-bearing liabilities and by the relative amounts of interest-earning assets and interest-bearing liabilities.

      The following table sets forth the weighted average effective interest rate that Lincoln Federal earned on its loan and investment portfolios, the weighted average effective cost of its deposits and advances, its interest rate spread and the net yield on weighted average interest-earning assets for the periods and as of the dates shown. Average balances are based on average daily balances.


                                                                           Year Ended December 31,
                                                                   ---------------------------------------
                                                                   1998             1997              1996
                                                                   ----             ----              ----
Weighted average interest rate earned on:
   Interest-earning deposits.........................              5.16%            5.51%             6.45%
   Mortgage-backed securities available for sale.....              7.22             8.30               ---
   Other investment securities available for sale....              6.57             7.58              7.69
   Other investment securities held to maturity......              5.94             6.02              6.08
   Loans.............................................              8.06             7.80              7.73
   FHLB stock........................................              8.00             8.00              7.81
     Total interest-earning assets...................              7.57             7.67              7.64
Weighted average interest rate cost of:
   Interest-bearing demand deposits..................              1.90             2.07              2.10
   Savings deposits..................................              3.02             3.10              3.39
   Money market savings deposits.....................              4.82             4.91              4.57
   Certificates of deposit...........................              5.79             5.56              5.69
   FHLB advances.....................................              5.74             5.70              5.57
     Total interest-bearing liabilities..............              5.33             5.26              5.28
Interest rate spread (1).............................              2.24             2.41              2.36
Net yield on weighted average
   interest-earning assets (2).......................              3.02             2.92              2.91

(1)    Interest  rate spread is  calculated  by  subtracting  combined  weighted average  interest rate cost from combined  weighted average interest rate earned for the period  indicated.  Interest  rate spread  figures must be
       considered  in  light  of  the   relationship   between  the  amounts  of
       interest-earning assets and interest-bearing liabilities.

(2) The net yield on weighted average interest-earning assets is calculated by dividing net interest income by weighted average interest-earning assets for the period indicated. No net yield figure is presented at December 31, 1998 because the computation of net yield is applicable only over a period rather than at a specific date.

     The following table describes the extent to which changes in interest rates and changes in volume of  interest-related  assets and liabilities have affected
Lincoln Federal's interest income and expense during the periods indicated.  For
each  category  of  interest-earning   asset  and  interest-bearing   liability,
information is provided on changes  attributable to (1) changes in rate (changes in rate  multiplied by old volume) and (2) changes in volume  (changes in volume multiplied  by old rate).  Changes  attributable  to both rate and volume  which cannot be segregated  have been  allocated  proportionally  to the change due to volume and the change due to rate.



                                                                        Increase (Decrease) in Net Interest Income
                                                                    -------------------------------------------------
                                                                                                                 Total
                                                                    Due to                Due to                  Net
                                                                     Rate                 Volume                Change
                                                                     ----                 ------                ------
                                                                                      (In thousands)
Year ended December 31, 1998 compared
to year ended December 31, 1997
   Interest-earning assets:
     Interest-earning deposits..................................    $  (45)             $     936             $     891
     Mortgage-backed securities available for sale..............      (158)                 2,034                 1,876
     Other investment securities available for sale.............        (1)                   781                   780
     Other investment securities held to maturity...............       (10)                  (510)                 (520)
     Loans receivable...........................................       729                 (6,074)               (5,345)
     FHLB stock.................................................       ---                     20                    20
                                                                    ------                 ------                ------
       Total....................................................       515                 (2,813)               (2,298)
                                                                    ------                 ------                ------
   Interest-bearing liabilities:
     Interest-bearing demand deposits...........................       (13)                     9                    (4)
     Savings deposits...........................................       (21)                  (135)                 (156)
     Money market savings deposits..............................       (19)                   415                   396
     Certificates of deposit....................................       341                     (9)                  332
     FHLB advances..............................................        36                 (2,429)               (2,393)
                                                                    ------                 ------                ------
       Total....................................................       324                 (2,149)               (1,825)
                                                                    ------                 ------                ------
   Net change in net interest income............................      $191              $    (664)             $   (473)
                                                                    ======                 ======                ======
Year ended December 31, 1997 compared
to year ended December 31, 1996
   Interest-earning assets:
     Interest-earning deposits..................................      $(42)                  $439                  $397
     Mortgage-backed securities available for sale..............       ---                  1,086                 1,086
     Other investment securities available for sale.............       ---                     (4)                   (4)
     Other investment securities held to maturity...............        (9)                  (156)                 (165)
     Loans receivable...........................................       197                   (730)                 (533)
     FHLB stock.................................................         9                     54                    63
                                                                    ------                 ------                ------
       Total....................................................       155                    689                   844
                                                                    ------                 ------                ------
   Interest-bearing liabilities:
     Interest-bearing demand deposits...........................        (2)                     5                     3
     Savings deposits...........................................       (85)                  (226)                 (311)
     Money market savings deposits..............................        25                    699                   724
     Certificates of deposit....................................      (200)                   (50)                 (250)
     FHLB advances..............................................       112                    255                   367
                                                                    ------                 ------                ------
       Total....................................................      (150)                   683                   533
                                                                    ------                 ------                ------
   Net change in net interest income............................      $305                 $    6                  $311
                                                                    ======                 ======                ======
Year ended December 31, 1996 compared
to year ended December 31, 1995
   Interest-earning assets:
     Interest-earning deposits..................................   $   (27)               $   (49)               $  (76)
     Mortgage-backed securities available for sale..............       ---                    ---                   ---
     Other investment securities available for sale.............       ---                    ---                   ---
     Other investment securities held to maturity...............         8                     69                    77
     Loans receivable...........................................       690                  1,683                 2,373
     FHLB stock.................................................        (4)                    18                    14
                                                                    ------                 ------                ------
       Total....................................................       667                  1,721                 2,388
                                                                    ------                 ------                ------
   Interest-bearing liabilities:
     Interest-bearing demand deposits...........................        (6)                    14                     8
     Savings deposits...........................................       (91)                  (112)                 (203)
     Money market savings deposits..............................        51                    161                   212
     Certificates of deposit....................................        14                    205                   219
     FHLB advances..............................................      (419)                   816                   397
                                                                    ------                 ------                ------
       Total....................................................      (451)                 1,084                   633
                                                                    ------                 ------                ------
   Net change in net interest income............................    $1,118                 $  637                $1,755
                                                                    ======                 ======                ======

Financial Condition at December 31, 1998 Compared to Financial Condition at December 31, 1997

         Total assets increased $45.1 million, or 14.0%, at December 31, 1998, compared to December 31, 1997. The primary increases were in investment securities available for sale and held to maturity which increased $91.5 million and cash and interest-bearing deposits in other banks which increased $3.9 million. These increases were primarily due to net proceeds from the conversion and the loan securitization and sales. Net proceeds of the Holding Company's stock issuance, after costs and excluding the shares issued for the ESOP, were $61.3 million. These increases were in part offset by a $52.7 million decrease in net loans. The decrease was primarily due to the securitization of approximately $39.9 million of one- to four- family residential loans and the subsequent sale of approximately $21.1 million of these mortgage-backed securities. In addition, $19.6 million of portfolio loans were transferred to loans held for sale during 1998 and $17.2 million were subsequently sold.

         Loans, Loans Held for Sale and Allowance for Loan Losses. The decrease in net loans including loans held for sale of $52.7 million, or 21.2%, from December 31, 1997 to December 31, 1998 was due primarily to the securitization of $39.9 million of loans in the second quarter of 1998 and the sale of $17.2 million of loans in the third quarter of 1998. The loans securitized were one-to four- family residential loans. The strategy behind the securitization and sale of mortgage-backed securities was to change the mix of assets on the balance sheet to reduce interest rate risk and to improve liquidity. Lincoln Federal has no plans to securitize or sell additional portfolio loans and will continue to service all loans sold and securitized. The allowance for loan losses as a percentage of total loans increased to .77% from .54%. The allowance for loan losses as a percentage of non-performing loans was 117.0% and 37.6% at December 31, 1998 and December 31, 1997, respectively. Non-performing loans were $1.3 million and $3.6 million at each date, respectively. The decline in non-performing loans was a result of a combination of factors including improved collection efforts on one-to four- family residential and consumer loans, payoffs of non-performing loans totaling $1.1 million and receipt of additional collateral on loans totaling $218,000 allowing these loans to be removed from non-accrual status. Included in non-performing loans at December 31, 1998 were impaired loans of approximately $300,000. Impaired loans at December 31, 1998 consisted of two loans to one borrower collateralized by residential acquisition and development real estate.

         Deposits. Deposits increased $8.2 million, or 4.0%, at December 31, 1998, compared to December 31, 1997. Certificates of deposit increased $1.5 million, or 1.0%, while other deposits increased $6.7 million, or 11.6%. The increase in deposits was primarily due to an increase in money market accounts of $6.9 million, or 26.7%.

         Borrowed Funds. FHLB advances decreased $36.9 million, or 52.6%, at December 31, 1998 compared to December 31, 1997. Proceeds from the sales of mortgage-backed securities available for sale and loans were used to repay a portion of FHLB advances.

         Shareholders' Equity. Shareholders' equity increased $64.1 million from $42.0 million at December 31, 1997 to $106.1 million at December 31, 1998. The increase was due to net proceeds of the Holding Company's stock issuance after costs and excluding the shares issued for the ESOP, of $61.3 million, stock contributed to the charitable foundation of $2.0 and net income for 1998 of $1.1 million. These increases were offset by a decrease in the unrealized gains on securities available for sale of $258,000.

Financial Condition at December 31, 1997 Compared to Financial Condition at December 31, 1996

         Total assets decreased $24.2 million, or 7.0%, at December 31, 1997 compared to December 31, 1996. The decrease was primarily due to the
securitization   of  approximately   $76.2  million  of  one-  to  four-  family
residential loans and loans held for sale and the subsequent sale of approximately $54.3 million of these mortgage-backed securities. Cash and interest-bearing deposits in other banks increased by $8.6 million, and mortgage-backed securities available for sale and other investment securities available for sale and held to maturity increased by $23.7 million at December 31, 1997 compared to December 31, 1996. These increases were primarily due to the loan securitization. In addition, a portion of the proceeds received from the sales of mortgage-backed securities available for sale was used to repay FHLB advances.

         Loans, Loans Held for Sale and Allowance for Loan Losses. Lincoln Federal's net loans, including loans held for sale, decreased $57.0 million, or 18.6%, from December 31, 1996 to December 31, 1997 due to the securitization of loans in the third quarter of 1997. The loans securitized were one- to four-family residential loans. Lincoln Federal's strategy behind the securitization was to change the mix of assets on its balance sheet to reduce interest rate risk and to improve the liquidity of its assets. The loan to deposit ratio had grown as high as 156% in recent years, and it was necessary to obtain Federal Home Loan Bank advances to fund its loan growth. The allowance for loan losses as a percentage of total loans, including loans held for sale, increased to .54% from .40% as a result of the decrease in loans outstanding during the period. The allowance for loan losses as a percentage of non-performing loans was 37.6% and 24.5% at December 31, 1997 and 1996, respectively. Non-performing loans were $3.6 million and $2.4 million at each date, respectively. Included in non-performing loans at December 31, 1997 were impaired loans of $1.6 million. 77.8% of Lincoln Federal's impaired loans at December 31, 1997, consisting of loans to three borrowers, were collateralized by residential acquisition and development real estate. A provision for losses of $237,000 had been recorded on impaired loans.

         Other Assets. At December 31, 1997, other assets were approximately $1.3 million. The components of other assets at December 31, 1997 were capitalized mortgage servicing rights of $530,000, cash surrender value of life insurance of $320,000 and various other assets totaling $429,000. At December 31, 1996, other assets were approximately $334,000. The increase at December 31, 1997 of $945,000 as compared to the balance at December 31, 1996 was primarily due to a $445,000 increase in capitalized mortgage servicing rights and an investment in the cash surrender value of life insurance in 1997. Mortgage servicing rights increased as a direct result of the adoption of new accounting standards and an increase in Lincoln Federal's mortgage servicing portfolio. At December 31, 1997 and 1996, Lincoln Federal serviced loans of $85.0 million and $36.8 million, respectively.

         Deposits. Deposits decreased $7.0 million, or 3.3%, during the period ended December 31, 1997. Certificates of deposit decreased $11.4 million, or 7.3%, while other deposits increased $4.4 million, or 8.3%. The decrease in deposits was primarily due to a reduction in public funds of approximately $7.3 million at December 31, 1997 as compared to 1996. This decline was a result of less aggressive bidding on public funds when other lower cost funding options were available.

         Borrowed Funds. FHLB advances decreased $21.1 million, or 23.1%, at December 31, 1997 compared to December 31, 1996. Proceeds from the sales of mortgage-backed securities available for sale were used to repay a portion of these FHLB advances.

         Other Liabilities. At December 31, 1997, other liabilities were approximately $1.6 million. The components of other liabilities at December 31, 1997 were advances by borrowers for taxes and insurance of $723,000, deferred directors fees of $550,000 and various other liabilities totaling $308,000. At December 31, 1996, other liabilities were approximately $1.9 million. The components of other liabilities at December 31, 1996 were advances by borrowers for taxes and insurance of $937,000, deferred directors fees of $421,000 and various other liabilities totaling $555,000.

         Equity Capital. Equity capital increased $4.1 million, or 10.7%, from $37.9 million at December 31, 1996 to $42.0 million at December 31, 1997. The increase was due to net income of $3.5 million and a net change in holding gains on investments available for sale of $545,000.

Comparison of Operating Results For Years Ended December 31, 1998 and 1997

         General. Net income for the year ended December 31, 1998 decreased $2.4 million to $1.1 million compared to $3.5 million for the year ended December 31, 1997. The decline in net income was primarily a result of a reduction in net interest income, an increase in other expenses, an extraordinary item related to the prepayment of FHLB advances offset by a reduction in the provision for loan losses and tax expense. The largest single reason for the decrease was the $2.0 million contribution to the Lincoln Federal Charitable Foundation, Inc. (the "Foundation") made in connection with the stock conversion. Return on average assets for the year ended December 31, 1998 and 1997 was .35% and 1.02%, respectively. Return on average equity was 2.58% for the year ended December 31, 1998 and 8.71% for the year ended December 31, 1997.

         Interest Income. Total interest income was $23.0 million for 1998 compared to $25.3 million for 1997. The decrease in interest income was due primarily to a decrease in average earning assets. Average earning assets decreased $26.1 million, or 7.9%, primarily due to a decrease in average loans of $75.7 million offset by an increase in average mortgage-backed securities and other investment securities available for sale and held to maturity of $31.2 million. The average yield on interest-earning assets was 7.57% and 7.67% for the years ended December 31, 1998 and 1997, respectively.

         Interest Expense. Interest expense decreased $1.8 million, or 11.7%, during the year ended December 31, 1998 as compared to 1997. The decrease in interest expense was primarily the result of a decrease in average interest-bearing liabilities of $37.9 million, or 12.7%. The decline in average interest-bearing liabilities was primarily attributable to the repayment of FHLB advances. The average balances of FHLB advances decreased $42.3 million. The average cost of interest-bearing liabilities increased from 5.26% for the 1997 period to 5.33% for the 1998 period resulting primarily from a 23 basis points increase in the cost of certificates of deposit offset by decreases in the remaining deposit applications.

         Net Interest Income. Net interest income decreased $473,000, or 4.9%, during the year ended December 31, 1998 as compared to 1997. Net interest income declined $664,000 due to a decrease in volume of net interest earning assets and liabilities and increased $191,000 as a result of an improvement in net yield on interest earning assets. The interest rate spread was 2.24% and 2.41% for 1998 and 1997, respectively. The net yield on interest-earning assets was 3.02% and 2.92% for the 1998 and 1997 periods respectively. Although the interest rate spread decreased during 1998, the yield on interest-earning assets improved because average interest-earning asset as a percentage of interest-bearing liabilities increased from 110.9% for 1997 to 117.0% for 1998.

         Provision for Loan Losses. The provision for loan losses for the year ended December 31, 1998 was $173,000 as compared to $298,000 for 1997. During the year ended December 31, 1998, net charge-offs were $22,000 as compared to net charge-offs of $178,000 for 1997. The 1998 provision and the allowance for loan losses were considered adequate based on size, condition and components of the loan portfolio, past history of loan losses and peer comparisons. While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary  based on changes  in  economic  and real  estate  market  conditions,
further  information   obtained  regarding  problem  loans,   identification  of
additional problem loans and other factors, both within and outside of management's control.

         Net realized and unrealized gain (loss) on loans held for sale. Net realized and unrealized losses on loans held for sale of $61,000 were recorded during the year ended December 31, 1998 as compared to net realized and unrealized gains of $299,000 recorded during 1997. The primary reason for the change was due to the recovery during 1997 of an unrealized loss of $266,000 recorded during 1996.

         Net realized and unrealized gains on securities available for sale. Proceeds from sales of securities available for sale during the years ended
December 31, 1998 and 1997 amounted to $21.1 million and $54.5 million, respectively. Net gains of $113,000 and $118,000 were realized on those sales during the years ended December 31, 1998 and 1997, respectively.

         Equity in losses of limited partnerships. Equity in losses of limited partnerships decreased $167,000, or 24.5%, from $681,000 for the year ended December 31, 1997 to $514,000 for 1998 due to the operating results of the limited partnership investments.

         Other Income. Other income increased $159,000, or 23.6%, from $674,000 for the year ended December 31, 1997 to $833,000 for 1998. This increase was due to increases in a variety of other income categories and was not attributable to any one item.

         Salaries and Employee Benefits. Salaries and employee benefits were $2.7 million for the year ended December 31, 1998 compared to $2.2 million for 1997, an increase of approximately 22.0%. These increases were primarily a result of additional personnel. Lincoln Federal had 76 full time equivalent employees at December 31, 1998 compared to 72 full time equivalent employees at December 31, 1997. Lincoln Federal increased its number of employees and added personnel with the specialized skills to more effectively service existing customers and to position itself for future customer and product growth.

         Net Occupancy and Equipment Expenses. Occupancy expenses decreased $23,000, or 8.5%, and equipment expenses increased $100,000, or 19.0%, from the year ended December 31, 1997 compared to 1998. The increases in equipment expenses were primarily attributable to increased deprecation and amortization on computers, software and other equipment and fees associated with computer equipment maintenance.

         Deposit Insurance Expense. Deposit insurance expense decreased $6,000, or 3.1%, from $194,000 in 1997 to $188,000 in 1998.

         Data Processing Expense. Data processing expense increased $77,000, or 13.3%, from the year ended December 31, 1997 to the same period in 1998. This increase was primarily due to additional costs associated with Year 2000 compliance and testing.

         Professional Fees. Professional fees decreased $37,000, or 15.5%, from the year ended December 31, 1997 to the same period in 1998. This decrease was due to a variety of decreased expenses and was not attributable to any one item.

         Director and Committee fees. Director and committee fees increased $92,000, or 40.5%, from the year ended December 31, 1997 to 1998. This increase was due to the addition of one director in 1998, an increase in the fee paid per meeting and additional meetings held during 1998 in connection with the stock conversion.

         Mortgage Servicing Rights Amortization. Mortgage servicing rights amortization increased $213,000 from $67,000 for the year ended December 31, 1997 to $280,000 for the same period in 1998 due to increased servicing activity and the adoption of Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Serving Rights", and SFAS No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights and Extinguishment of Liabilities". Average mortgage loans serviced for others were approximately $91.6 million for the 1998 period as compared to $60.9 million for the 1997 period.

         Charitable  Contributions.   Charitable  contributions  increased  $2.0
million from the year ended December 31, 1997 to 1998 due to the $2.0 million contribution to the Foundation made in connection with the stock conversion.

         Other Expenses. Other expenses, consisting primarily of expenses related to advertising, loan expenses, supplies, and postage increased $141,000, or 20.1%, from 1997 to 1998. The increase resulted from increases in a variety of expense categories and was not attributable to any one item.

         Income Tax Expense. Income tax expense decreased $1.2 million, or 100.6%, from the year ended December 31, 1997 to 1998. These variations in income tax expense are directly related to taxable income and the low income housing income tax credits earned during those years. The effective tax rate was (.5)% and 24.8% for 1998 and 1997, respectively. The effective rate declined in 1998 as compared to 1997 because the low-income housing income tax credits remained relatively constant while the level of income declined. The effective tax rate is expected to increase in future periods.

         Extraordinary Item - Early Extinguishment of Debt, Net of Income Taxes. Prepayment penalties of $249,000 on FHLB advances were recorded during the year ended December 31, 1998. Due to the securitization of loans and loans held for sale and the subsequent sales of a portion of these mortgage-backed securities, funds were available to prepay a portion of FHLB advances.

Comparison of Operating Results For Years Ended December 31, 1997 and 1996

         General. Net income for the years ended December 31, 1997 and 1996 was $3.5 million and $3.0 million, respectively. Return on average assets for the years ended December 31, 1997 and 1996 was 1.02% and .90%, respectively. Return on average equity was 8.71% for 1997 and 8.08% for 1996.

         Interest Income. Total interest income increased from $24.5 million in 1996 to $25.3 million in 1997. Average earning assets increased $9.6 million, or 3.0%, from $320.2 million to $329.8 million from 1996 to 1997. Volume increases, primarily from mortgage-backed securities available for sale and interest earning deposits, accounted for $689,000 of the increase while higher interest rates accounted for $155,000 of the increase.

         Interest Expense. Interest expense increased $533,000, or 3.5%, from 1996 to 1997. The increase in interest expense was primarily the result of an increase in average interest-bearing liabilities of $11.0 million, or 3.9%, from $286.5 million to $297.5 million. The growth in average interest-bearing liabilities was primarily attributable to the growth in money market savings deposits and FHLB advances offset by the decline in saving deposits. The average balance of money market saving deposits and FHLB advances increased $14.3 million, or 203.8%, and $4.5 million, or 5.1%, respectively, while savings deposits decreased by $7.1 million, or 22.0%. Lincoln Federal utilized the deposit growth and increased borrowings from the FHLB to fund loan activity and the subsequent increase in mortgage-backed securities available for sale.

         Net Interest Income. Net interest income increased $311,000, or 3.3%, from $9.3 million in 1996 to $9.6 million in 1997. $305,000 of Lincoln Federal's $311,000 increase in net interest income in 1997 was due to an increase in its interest rate spread.

         Provision for Loan Losses. Lincoln Federal's provision for loan losses for the year ended December 31, 1997 was $298,000. The 1997 provision and the related increase in the allowance for loan losses were considered adequate, based on size, condition and components of the loan portfolio. Provision for loan losses total $120,000 in 1996, which management considered adequate, based on size, condition, and components of Lincoln Federal's loan portfolios. The increase in the provision in 1997 was due to the adoption of a more conservative methodology for determining the adequacy of the allowance for loan losses rather than a deterioration of the loan portfolio. Lincoln Federal's current methodology assigns risk factors based on loan type in addition to providing for non-performing and other classified loans. The methodology used prior to 1997 focused primarily on non-performing and other classified loans and did not assign risk factors to the remaining loan portfolio based on loan type. While management estimates loan losses using the best available information, no assurance can be given that future additions to the allowance will not be necessary  based on changes  in  economic  and real  estate  market  conditions,
further  information   obtained  regarding  problem  loans,   identification  of
additional problem loans and other factors, both within and outside of management's control.

         Net realized and unrealized gain (loss) on loans held for sale. Net realized and unrealized gains on loans held for sale of $299,000 were recorded in 1997, an increase of $459,000 over the net losses of $160,000 recorded in 1996.

         Net realized and unrealized gains on securities available for sale. Proceeds from sales of securities available for sale during 1997 amounted to $54.5 million. Net gains of $118,000 were realized on those sales. No realized or unrealized gains or losses on securities available for sale were recorded in 1996.

         Equity in losses of limited partnerships. Equity in losses of limited partnerships increased $85,000, or 14.3%, from $596,000 for 1996 to $681,000 for 1997 due to the operating results of the limited partnership investments.

         Other Income. Other income increased $171,000, or 34.0%, from $503,000 for 1996 to $674,000 for 1997. This increase was due to an increase in loan servicing fee income of $104,000 and smaller increases in a variety of other income categories.

         Salaries and Employee Benefits. Salaries and employee benefits increased 29.4%, from $2.2 million for 1997 compared to $1.7 million for 1996. These increases were primarily a result of additional personnel. Lincoln Federal had 72 full-time equivalent employees at December 31, 1997 compared to 69 at December 31, 1996. Lincoln Federal has increased its number of employees and added personnel with the specialized skills to more effectively service its existing customers and to position it for future customer and product growth.

         Net Occupancy and Equipment Expenses. Occupancy expenses increased $36,000, or 15.3%, and equipment expenses increased $165,000, or 45.7%, from 1996 to 1997. The increases in occupancy and equipment expenses were primarily attributable to increased deprecation and amortization on computers, software and other equipment.

         Deposit Insurance Expense. Deposit insurance expense decreased $1.5 million, or 88.8%, from $1.7 million in 1996 to $194,000 in 1997. This decrease was due to the recapitalization of the Savings Association Insurance Fund (`SAIF") in 1996 which resulted in a decline in Lincoln Federal's deposit insurance assessments in future periods. A one-time SAIF special assessment of approximately $1.3 million was recorded in 1996. Prior to the recapitalization of SAIF, Lincoln Federal paid an assessment of $.23 per $100 of deposits. Subsequent to the recapitalization, the assessment was reduced to $.0644 per $100 of deposits.

         Data Processing Expense. Data processing expense increased $268,000, or 85.6%, from 1996 to 1997 primarily due to expenses relating to the software conversion of the general ledger and the loan and deposit subsidiary records.

         Professional Fees. Professional fees increased $169,000 from $69,000 in 1996 to $238,000 in 1997 primarily due to consulting fees paid in connection with Lincoln Federal's loan securitization initiative. During 1997, Lincoln Federal engaged an outside consultant to review its loan portfolio and to provide assistance in the securitization of loans. Lincoln Federal incurred $139,000 of expense in relation to this project.

         Director and Committee fees. Director and committee fees increased $117,000, or 106.4%, from the year ended December 31, 1996 to 1997. This increase was due to the introduction of a supplemental retirement plan in 1997.

         Mortgage Servicing Rights Amortization. Mortgage servicing rights ("MSR") amortization increased $55,000 from 1996 to 1997 due in part to increased servicing activity. Average mortgage loans serviced for others were approximately $68.1 million for 1997 compared to $35.2 million for 1996. In 1997, Lincoln Federal adopted SFAS No. 122, "Accounting for Mortgage Serving
Rights", and SFAS No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights and Extinguishment of Liabilities". The adoption of these Statements also contributed to the increase in amortization recorded in 1997.

         Charitable Contributions. Charitable contributions increased $14,000 from the year ended December 31, 1996 to 1997.

         Other Expense. Other expenses, consisting primarily of expenses related to advertising, loan expenses, supplies, and postage increased $161,000, or 29.8%, from 1996 to 1997. The increase resulted from increases in a variety of expense categories and was not attributable to any one item.

         Income Tax Expense. Income tax expense increased $289,000, or 33.2%, from 1996 to 1997. These variations in income tax expense are directly related to the taxable income for those years. The effective tax rate was 24.8% and 22.6% for 1997 and 1996, respectively.

Liquidity and Capital Resources

         Lincoln Federal's primary sources of funds are deposits, borrowings and the proceeds from principal and interest payments on loans and mortgage-backed securities and the sales of loans and mortgage-backed securities available for sale. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition.

         Lincoln Federal's primary investing activity is the origination of loans. During the years ended December 31, 1998, 1997 and 1996, cash used to originate loans exceeded repayments and other changes by $6.9 million, $20.0 million and $11.4 million, respectively. The growth in loans in 1998 was funded by growth in deposits, and in 1997 was funded by proceeds from the sale of mortgage-backed securities available for sale while growth in deposits and FHLB advances funded Lincoln Federal's 1996 loan growth.

         During the years ended December 31, 1998, 1997 and 1996, Lincoln Federal purchased mortgage-backed securities and other securities available for sale and held to maturity in the amounts of $81.5 million, $7.8 million and $11.4 million, respectively. During the years ended December 31, 1998, 1997 and 1996, Lincoln Federal received proceeds from maturities of mortgage-backed securities and other securities available for sale and held to maturity of $18.4 million, $6.8 million and $7.9 million, respectively. During the year ended December 31, 1998 and 1997, Lincoln Federal received proceeds for the sale of mortgage-backed and other securities available for sale of $21.1 million and $54.5 million which funds were used to fund its loan growth and reduce the level of FHLB advances. Lincoln Federal did not receive any proceeds for the sale of securities during 1996.

         Lincoln Federal had outstanding loan commitments and unused lines of credit of $21.3 million at December 31, 1998. Management anticipates that Lincoln Federal will have sufficient funds from loan repayments, loan sales, and from its ability to borrow additional funds from the FHLB of Indianapolis to meet current commitments. Certificates of deposit scheduled to mature in one year or less at December 31, 1998 totaled $106.8 million. Management believes that a significant portion of such deposits will remain with Lincoln Federal based upon historical deposit flow data and Lincoln Federal's competitive pricing in its market area.

         Liquidity management is both a daily and long-term function of Lincoln Federal's management strategy. In the event that Lincoln Federal should require funds beyond its ability to generate them internally, additional funds are available through the use of FHLB advances. Lincoln Federal had outstanding FHLB advances in the amount of $33.3 million at December 31, 1998.

     Federal law requires that savings associations maintain an average daily balance of liquid assets in a minimum amount not less than 4% or more than 10% of their withdrawable accounts plus short-term borrowings. Liquid assets include cash, certain time deposits, certain bankers' acceptances, specified U.S.
government, state or federal agency obligations, certain corporate debt securities, commercial paper, certain mutual funds, certain mortgage-related securities, and certain first-lien residential mortgage loans. The OTS recently amended its regulation that implements this statutory liquidity requirement to reduce the amount of liquid assets a savings association must hold from 5% of net withdrawable accounts and short-term borrowings to 4%. The OTS also eliminated the requirement that savings associations maintain short-term liquid assets constituting at least 1% of their average daily balance of net withdrawable deposit accounts and current borrowings. The revised OTS rule also permits savings associations to calculate compliance with the liquidity requirement based upon their average daily balance of liquid assets during each quarter rather than during each month, as was required under the prior rule. The OTS may impose monetary penalties on savings associations that fail to meet these liquidity requirements. As of December 31, 1998, Lincoln Federal had liquid assets of $78.3 million, and a regulatory liquidity ratio of 38.6%. Lincoln Federal also had available $2.0 million under a line of credit with the FHLB-Indianapolis. Lincoln Federal's unfunded loan commitments at December 31, 1998 were $21.3 million, and it had $366,000 in standby letters of credit outstanding at that date.

      Pursuant to OTS capital regulations in effect at December 31, 1998, savings associations were required to maintain a 1.5% tangible capital requirement, a 3% leverage ratio (or core capital) requirement, and a total risk-based capital to risk-weighted assets ratio of 8%. At December 31, 1998, Lincoln Federal's capital levels exceeded all applicable regulatory capital requirements in effect as of that date. The following table provides the minimum regulatory capital requirements and Lincoln Federal's capital ratios as of December 31, 1998:

                                                         At December 31, 1998
                                  ------------------------------------------------------------------------------
                                       OTS Requirement                     Lincoln Federal's Capital Level
                                  ------------------------          --------------------------------------------
                                   % of                               % of                              Amount
Capital Standard                  Assets            Amount          Assets(1)          Amount          of Excess
----------------                  ------            ------          ---------          ------          ---------
                                                             (Dollars in thousands)
Tangible capital.............       1.5%           $  5,484          21.1%             $77,303           $71,819
Core capital (2).............       4.0              14,624          21.1               77,303            62,679
Risk-based capital...........       8.0              15,222          41.4               78,815            63,593

(1) Tangible and core capital levels are shown as a percentage of adjusted total assets; risk-based capital levels are shown as a percentage of risk-weighted assets.

(2) The OTS recently adopted a core capital requirement for savings associations comparable to that recently adopted by the OCC for national banks. The new regulation requires at least 3% of total adjusted assets for savings associations that receive the highest supervisory rating for safety and soundness, and 4% to 5% for all other savings associations. Lincoln Federal expects to be in compliance with this requirement when it takes effect. See "Regulation - Savings Association Regulatory Capital."

Current Accounting Issues

         The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires companies to record derivatives on the balance sheet at their fair value. SFAS No. 133 also acknowledges that the method of recording a gain or loss depends on the use of the derivative. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

     o For a derivative designated as hedging the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value.

     o For a derivative designated as hedging the exposure to variable cash flows of a forecasted transaction (referred to as a cash flow hedge), the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (outside earnings) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

     o For a derivative designated as hedging the foreign currency exposure of a net investment in a foreign operation, the gain or loss is reported in other comprehensive income (outside earnings) as part of the cumulative translation adjustment. The accounting for a fair value hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of an unrecognized firm commitment or an available-for-sale security. Similarly, the accounting for a cash flow hedge described above applies to a derivative designated as a hedge of the foreign currency exposure of a foreign-currency-denominated forecasted transaction.

o For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

         The new Statement applies to all entities. If hedge accounting is elected by the entity, the method of assessing the effectiveness of the hedging derivative and the measurement approach of determining the hedge's ineffectiveness must be established at the inception of the hedge.

         SFAS No. 133 amends SFAS No. 52 and  supercedes  SFAS Nos. 80, 105, and
119. SFAS No. 107 is amended to include the disclosure provisions about the concentrations of credit risk from SFAS No. 105. Several Emerging Issues Task Force consensuses are also changed or nullified by the provisions of SFAS No. 133.

         SFAS No. 133 will be effective for all fiscal years beginning after June 15, 1999. Early application is encouraged; however, this Statement may not be applied retroactively to financial statements of prior periods.

         FASB has issued Statement of Financial Accounting Standards No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This Statement establishes accounting standards for certain activities of mortgage banking enterprises and for other enterprises with similar mortgage operations. This Statement amends Statement of Financial Accounting Standards (SFAS) No. 65.

         SFAS No. 65, as previously amended by SFAS Nos. 115 and 125, required a mortgage banking enterprise to classify a mortgage-backed security as a trading security following the securitization of the mortgage loan held for sale. This Statement further amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities must classify the resulting mortgage-backed security or other retained interests based on the entity's ability and intent to sell or hold those investments.

         The determination of the appropriate classification for securities retained after the securitization of mortgage loans by a mortgage banking enterprise now conforms to SFAS No. 115. The only requirement the new Statement adds is that if an entity has a sales commitment in place, the security must be classified into trading.

         This Statement is effective for the first fiscal quarter beginning after December 15, 1998. On the date this Statement is initially applied, an entity may reclassify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. Those securities and other interests shall be classified based on the entity's present ability and intent to hold the investments.

Impact of Inflation

         The consolidated financial statements presented herein have been prepared in accordance with generally accepted accounting principles. These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

         The Company's primary assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates, however, do not necessarily move in the same direction or with the same magnitude as the price of goods and services, since such prices are affected by inflation. In a period of rapidly rising interest rates, the liquidity and maturities structures of the Company's assets and liabilities are critical to the maintenance of acceptable performance levels.

         The principal effect of inflation, as distinct from levels of interest rates, on earnings is in the area of noninterest expense. Such expense items as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in the dollar value of the collateral securing loans that Lincoln Federal has made. Lincoln Federal is unable to determine the extent, if any, to which properties securing its loans have appreciated in dollar value due to inflation.

Year 2000 Compliance

         Lincoln Federal's lending and deposit activities depend significantly upon computer systems to process and record transactions. Management is aware of the potential Year 2000 related problems that may affect the operating systems that control the Company's computers as well as those of its third-party data service providers that maintain many of its records. In 1997, management began the process of identifying any Year 2000 related problems that may affect the Company's computer systems, and management is closely monitoring the data service providers' progress in making their systems Year 2000 compliant. Management currently expects to complete testing for Year 2000 compliance by the second quarter of 1999.

         Management has contacted the approximately 20 companies that supply or service the Company's material operations requesting that they certify that they have plans to make their respective computer systems Year 2000 compliant. Management established a December 31, 1998 deadline for these companies to provide this certification and, as of that date, approximately 90% of these companies had responded to this inquiry. The Company has delivered a second notice to the service providers who did not respond to the first inquiry and has established a deadline of June 30, 1999 for these companies to respond. Once a certification is received from a service provider, management intends to continuously monitor the progress that the service provider makes in meeting the Company's targeted schedule for becoming Year 2000 compliant. Lincoln Federal's electronic data service provider, whose services are integral to its operations, has provided certification to management that its computer systems are Year 2000 compliant. Lincoln Federal is currently testing the data that is maintained on its electronic data service provider's system and will continue testing throughout 1999 to ensure that the system is Year 2000 compliant. The deadline that management has established for Lincoln Federal's remaining service providers to certify that their systems are Year 2000 compliant should provide management sufficient time to identify and contract with alternative service providers to replace any provider that cannot certify that it is, or soon will be, Year 2000 compliant. Management does not expect the expense of such changes in suppliers or servicers to be material to its operations, financial condition or results. Notwithstanding the efforts management has made, no assurances can be given that the systems of its service providers will be timely renovated to address the Year 2000 issue.

         In addition to possible expenses related to Lincoln Federal's own systems and those of its service providers, the Bank could incur losses if Year 2000 problems affect any of its significant borrowers or impair the payroll systems of large employers in its market area, either of which could delay loan payments by Lincoln Federal's borrowers. Management has contacted the approximately 23 commercial borrowers with outstanding loans in excess of $300,000 to request that they certify by the end of November, 1998 that their computer systems were, or soon would be, Year 2000 compliant. In addition, Lincoln Federal currently requires that borrowers under new commercial loans that it originates to certify that they are aware of the Year 2000 issue and will give all necessary attention to insure that their information technology will be Year 2000 compliant. Because Lincoln Federal's loan portfolio to individual borrowers is diversified and its market area does not depend significantly upon one employer or industry, the Bank does not expect any significant or prolonged Year 2000 related difficulties that will affect net earnings or cash flow. Management believes that Lincoln Federal's expenses related to upgrading its systems and software for Year 2000 compliance will not exceed $300,000. At December 31, 1998, Lincoln Federal had spent approximately $100,000 in connection with Year 2000 compliance.
Management does not consider the additional cost of these efforts to be significant.

Quarterly Results of Operations

         The following table sets forth certain quarterly results for hte years ended December 31, 1998 and 1997.

    Quarter    Interest    Interest    Net Interest   Provision For      Net
     Ended      Income      Expense       Income       Loan Losses     Income
     -----      ------      -------       ------       -----------     ------

1998:

March           $ 5,788     $ 3,448       $ 2,340          $  45        $  731
June              5,625       3,407         2,218            365            86
September         5,564       3,384         2,180             41           681
December          6,022       3,588         2,434           (278)         (381)
                -------     -------        ------           ----        ------
                $22,999     $13,827        $9,172           $173        $1,117
                =======     =======        ======           ====        ======
1997:
March           $ 6,230     $ 3,769       $ 2,471          $  20        $1,036
June              6,637       3,976         2,651             30           827
September         6,475       4,145         2,330             30         1,172
December          5,955       3,762         2,193            218           478
                -------     -------        ------           ----        ------
                $25,297     $15,652        $9,645           $298        $3,513
                =======     =======        ======           ====        ======

Earnings per share information for the periods before Lincoln Federal's conversion to a stock savings bank on Decmeber 31, 1998 is not meaningful.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks

         An important component of Lincoln Federal's asset/liability management policy includes examining the interest rate sensitivity of its assets and liabilities and monitoring the expected effects of interest rate changes on the net portfolio value of its assets. An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. If Lincoln Federal's assets mature or reprice more quickly or to a greater extent than its liabilities, net portfolio value and net interest income would tend to increase during periods of rising interest rates but decrease during periods of falling interest rates. Conversely, if Lincoln Federal's assets mature or reprice more slowly or to a lesser extent than its liabilities, net portfolio value and net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates. Lincoln Federal's policy has been to mitigate the interest rate risk inherent in the historical business of savings associations, the origination of long-term loans funded by short-term deposits, by pursuing certain strategies designed to decrease the vulnerability of Lincoln Federal's earnings to material and prolonged changes in interest rates.

         ALCO   Committee.   The  Bank's  board  of  directors   has   delegated
responsibility for the day-to-day management of interest rate risk to the Asset/Liability ("ALCO") Committee, which consists of its President, T. Tim Unger, Chief Financial Officer John M. Baer, Vice President-Lending Maxwell O. Magee, Branch Coordinator Jim Standish, and Marketing Director Angela Coleman. The ALCO Committee meets weekly to manage and review Lincoln Federal's assets and liabilities. The ALCO Committee establishes daily interest rates for deposits and approves the interest rates on one- to four-family residential loans, which are based upon current rates established by the Federal Home Loan Mortgage Corporation ("FHLMC"). The ALCO Committee also approves interest rates for other types of loans based upon the national prime rate and local market rates.

         Loan Portfolio Restructuring. The Bank's principal strategy to reduce exposure to fluctuating market interest rates is to manage the interest-rate sensitivity of its interest-earning assets and interest-bearing liabilities. In early 1997, the Bank's new management concluded that its asset portfolio exposed us to significant risks in the event of a material and prolonged increase or decrease in interest rates. To address this problem, in 1997 the Bank securitized and sold certain one- to four-family residential loans in its portfolio in order to reduce its exposure to interest rate risk. The Bank presented to FHLMC pools of one- to four-family residential mortgage loans with either fixed interest rates or variable interest rates pegged to the 11th District Cost of Funds Index ("COFI"). COFI loans increase the Bank's exposure to interest rate risk because the COFI index does not follow, and usually lags behind, the U.S. Treasury yield curve, which is the index the Bank uses to establish the interest rates for its deposits. In addition, many of the COFI loans did not adjust quickly enough to changes in market interest rates as the result of annual rate adjustment limitations in the loan agreements.

         Many of the loans the Bank securitized did not include all of the documentation required by FHLMC. The Bank was able to securitize these loans by representing to FHLMC that, other than the loans with the missing documentation specifically identified in the FHLMC Master Commitment, the loans that the Bank securitized did not otherwise vary from FHLMC's standard underwriting and mortgage eligibility requirements.

         After grouping these loans into pools with similar loans that originated, the Bank assigned the notes and mortgages to FHLMC in consideration for several mortgage-backed securities representing the different loan pools. In August, 1997, the Bank securitized approximately $76.2 million of one- to four-family residential mortgage loans in this manner, consisting of $26.9 million in COFI loans and $49.3 million in fixed-rate loans. The Bank immediately sold on the secondary market all of the mortgage-backed securities representing the COFI loans and $27.4 million of the securities backed by lower-yielding fixed-rate loans for a gain of $118,000. The Bank retained in its investment portfolios mortgage-backed securities representing $21.9 million of higher-yielding fixed-rate loans.

         In April, 1998, the Bank securitized an additional $39.9 million of its one- to four-family residential mortgage loans, consisting of $14.2 million of COFI loans and $25.7 million of fixed-rate loans for a gain of $105,000. The Bank sold on the secondary market the mortgage-backed security representing the COFI loans and $6.9 million of lower-yielding fixed-rate loans. The Bank retained in its investment portfolio mortgage-backed securities representing $18.8 million of higher-yielding fixed-rate loans.

         The Bank continues to service all of the loans that it originated that have been securitized by FHLMC in consideration of a fee of .25% and .375% of the outstanding loan balance for fixed-rated and variable-rate loans, respectively. Investors who purchased the mortgage-backed securities are repaid from the regular principal and interest payments made by the borrowers on the underlying loans, which "pass through" to the investors. FHLMC acts as a guarantor with respect to these regular payments to the investors in consideration of a fee that varies up to .375% of the outstanding balance on loans in the different loan pools.

         Although the loans that the Bank securitized were sold without recourse, the Bank agreed to indemnify FHLMC pursuant to the Master Commitment in the event that FHLMC makes a payment to an investor pursuant to its guarantee on certain loans noted in the Master Commitment as lacking the documentation required by FHLMC's underwriting standards. The Bank's indemnification to FHLMC pursuant to this provision is limited, however, solely to losses that arise as a result of the documentation exception or discrepancy noted in the Master Commitment. FHLMC may also require us to repurchase a loan upon a borrower's default if the due diligence information contained in the loan data report that the Bank provided to FHLMC was not accurate, true or complete, if the Bank fails to provide additional information or documentation to FHLMC upon request, or if the Bank breaches any representation or warranty in the Master Commitment. The Bank has not experienced any significant losses on these loans in the past and do not anticipate any significant losses as a result of this indemnification.

         In June, 1998, the Bank sold an additional $19.3 million of its adjustable-rate COFI loans in a whole-loan sale to a private investor that closed in July, 1998. The Bank recognized a loss of $218,000 from this transaction. The securitization of certain of the Bank's loans and the whole loan sale reduced the heavy concentration of fixed-rate and adjustable-rate COFI mortgages in its portfolio while converting those assets to more liquid and marketable mortgage-backed securities. In the aggregate, the Bank has sold $75.4 million of the securities generated from the securitization and have retained securities with a face value of $40.7 million in its available-for-sale securities portfolio. The Bank used the proceeds from these sales of mortgage-backed securities to repay outstanding FHLB advances from a balance of $106.9 million at June 30, 1997 to $45.7 million at June 30, 1998. The Bank also used some of the proceeds from these sales to purchase interest rate-sensitive securities. The Bank also restructured its remaining FHLB debt by prepaying advances with higher interest rates and extending the repayment terms of other debt, thereby reducing the Bank's exposure to interest rate risk and reducing its cost of funds.

         Because of the lack of customer demand for adjustable rate loans in its market area, Lincoln Federal primarily originates fixed-rate real estate loans, which accounted for approximately 71.6% of its loan portfolio at December 31, 1998. Lincoln Federal continues to offer and attempts to increase its volume of adjustable rate loans when market interest rates make these type loans more attractive to customers.

         Management believes it is critical to manage the relationship between interest rates and the effect on Lincoln Federal's net portfolio value ("NPV"). This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts. Lincoln Federal manages assets and liabilities within the context of the marketplace, regulatory limitations and within limits established by Lincoln Federal's Board of Directors on the amount of change in NPV which is acceptable given certain interest rate changes.

         The OTS issued a regulation, which uses a net market value methodology to measure the interest rate risk exposure of savings associations. Under this OTS regulation, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Savings associations with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes (discussed below). Associations which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. Because Lincoln Federal's assets exceed $300 million, it is required to file Schedule CMR. Under the regulation, associations which must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk based capital requirement if their interest rate exposure is greater than "normal." The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) the institution's "normal" level of exposure which is 2% of the present value of its assets.

      Presented below, as of December 31, 1998, is an analysis performed by the OTS of Lincoln Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 200 basis point increments, up and down 400 basis points and in accordance with the proposed regulations. At December 31, 1998, 2% of the present value of Lincoln Federal's assets was approximately $7.3 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $14.4 million at December 31, 1998, Lincoln Federal would have been required to deduct $3.6 million from its capital if the OTS' NPV methodology had been in effect. Lincoln Federal's exposure to interest rate risk results primarily from the concentration of fixed rate mortgage loans in its portfolio.

      Change            Net Portfolio Value                                   NPV as % of PV of Assets
     In Rates     $ Amount              $ Change              % Change     NPV Ratio              Change
--------------------------------------------------------------------------------------------------------
                                          (Dollars in thousands)
     +400  bp*      $52,941           $(31,051)                (37)%         15.68%               $(680)bp
     +200  bp        69,565            (14,427)                (17)          19.51                 (297)bp
       0   bp        83,993                ---                 ---           22.48                  ---
    -200   bp        89,343              5,350                   6           23.38                   90bp
    -400   bp        94,582             10,590                  13           24.20                  172bp

*  Basis points.

         In contrast, the following chart presents the calculation of Lincoln Federal's exposure to interest rate risk as of December 31, 1997, as determined by the OTS.


      Change           Net Portfolio Value                                  NPV as % of PV of Assets
     In Rates    $ Amount              $ Change              % Change    NPV Ratio              Change
------------------------------------------------------------------------------------------------------
                                         (Dollars in thousands)
     +400  bp*     $23,979           $(23,812)                (50)%         8.21%                (640)bp
     +200  bp       36,885            (10,905)                (23)         11.88                 (273)bp
       0   bp       47,790                ---                 ---          14.60                  ---
    -200   bp       50,162              2,372                   5          14.93                   32bp
    -400   bp       50,346              2,555                   5          14.67                    6bp

*  Basis points.

         These charts indicate the extent to which Lincoln Federal's exposure to interest rate risk declined during 1998. For example, in the event of a 200 basis point (or 2%) increase in interest rates, the net portfolio value of Lincoln Federal's assets would have declined by $10.9 million, or 23%, at December 31, 1997, and by $14.4 million, or 17%, at December 31, 1998. This reduction in Lincoln Federal's exposure to interest rate risk is largely attributable to the securitization and sale of the adjustable-rate COFI loans and certain fixed-rate loans in its portfolio during 1997 and 1998.

      As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table.

Item 8.  Financial Statements and Supplementary Data.


                          Independent Auditor's Report


Board of Directors
Lincoln Bancorp
Plainfield, Indiana


We have audited the accompanying consolidated balance sheet of Lincoln Bancorp and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of Lincoln Bancorp and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


/s/ Olive LLP


Indianapolis, Indiana
February 11, 1999

                         LINCOLN BANCORP AND SUBSIDIARY
                               Plainfield, Indiana
                           Consolidated Balance Sheet



December 31                                                                   1998                               1997
----------------------------------------------------------------------------------------------------------------------------
Assets
   Cash and due from banks                                                 $   4,245,128                      $   4,190,199
   Interest-bearing demand deposits in other banks                            18,662,229                         14,767,482
                                                                            ------------                       ------------
       Cash and cash equivalents                                              22,907,357                         18,957,681
   Investment securities
     Available for sale                                                      129,275,575                         29,399,376
   Held to maturity (market value $1,264,375 and $9,614,725)                   1,250,000                          9,634,952
                                                                            ------------                       ------------
       Total investment securities                                           130,525,575                         39,034,328
   Loans, net of allowance for loan losses of
     $1,512,205 and $1,360,731                                               195,920,792                        248,635,204
   Premises and equipment                                                      3,379,460                          2,825,090
   Investments in limited partnerships                                         2,386,994                          2,705,997
   Federal Home Loan Bank stock                                                5,446,700                          5,446,700
   Interest receivable
     Loans                                                                       745,584                          1,138,824
     Mortgage-backed securities                                                  446,786                            197,664
     Other investment securities and interest-bearing deposits                   580,693                            196,477
   Deferred income tax                                                         2,034,327                            974,446
   Other assets                                                                2,073,836                          1,278,828
                                                                            ------------                       ------------

       Total assets                                                         $366,448,104                       $321,391,239
                                                                            ============                       ============

Liabilities
   Deposits
     Noninterest bearing                                                   $   2,484,444                      $   2,321,167
     Interest bearing                                                        209,525,347                        201,530,657
                                                                            ------------                       ------------
       Total deposits                                                        212,009,791                        203,851,824
   Federal Home Loan Bank advances                                            33,263,455                         70,136,148
   Note payable                                                                2,202,501                          2,691,001
   Due to broker                                                              10,025,000
   Interest payable                                                            1,108,514                          1,153,517
   Other liabilities                                                           1,731,061                          1,581,077
                                                                            ------------                       ------------
       Total liabilities                                                     260,340,322                        279,413,567
                                                                            ------------                       ------------
Commitments and Contingencies
Stockholders' Equity
   Preferred stock, without par value
     Authorized and unissued--2,000,000 shares
   Common stock, without par value
     Authorized--20,000,000 shares
     Issued and outstanding--7,009,250 shares                                  68,879,373
   Retained earnings                                                          42,548,260                         41,431,674
   Accumulated other comprehensive income                                        287,549                            545,998
   Unearned employee stock ownership plan ("ESOP") shares                     (5,607,400)
                                                                            ------------                       ------------
       Total stockholders' equity                                            106,107,782                         41,977,672
                                                                            ------------                       ------------
Total liabilities and stockholders' equity                                  $366,448,104                       $321,391,239
                                                                            ============                       ============

See notes to consolidated financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
                               Plainfield, Indiana
                        Consolidated Statement of Income


Year Ended December 31                                                  1998              1997            1996
-------------------------------------------------------------------------------------------------------------------
Interest and Dividend Income
     Loans receivable, including fees                                $17,024,353      $22,369,033       $22,901,854
     Investment securities
         Mortgage-backed securities                                    2,961,611        1,086,165
         Other investment securities                                   1,033,105          773,033           941,860
     Deposits with financial institutions                              1,543,391          652,814           255,988
     Dividend income                                                     436,148          415,502           353,758
                                                                      ----------     ------------       -----------
              Total interest and dividend income                      22,998,608       25,296,547        24,453,460
                                                                      ----------     ------------       -----------
Interest Expense
     Deposits 10,971,993                                              10,403,452       10,237,933
     Federal Home Loan Bank advances                                   2,854,876        5,248,400         4,881,244
                                                                      ----------     ------------       -----------
              Total interest expense                                  13,826,869       15,651,852        15,119,177
                                                                      ----------     ------------       -----------
Net Interest Income                                                    9,171,739        9,644,695         9,334,283
     Provision for loan losses                                           172,757          297,555           120,000
                                                                      ----------     ------------       -----------
Net Interest Income After Provision for Loan Losses                    8,998,982        9,347,140         9,214,283
                                                                      ----------     ------------       -----------
Other Income
     Net realized and unrealized gains (losses) on loans                 (61,074)         299,020          (159,727)
     Net realized gains on sales of available-for-sale securities        112,554          118,283
     Equity in losses of limited partnerships                           (514,003)        (681,426)         (596,009)
     Other income                                                        833,400          674,139           502,506
                                                                      ----------     ------------       -----------
              Total other income (loss)                                  370,877          410,016          (253,230)
                                                                      ----------     ------------       -----------
Other Expenses
     Salaries and employee benefits                                    2,724,332        2,247,436         1,718,974
     Net occupancy expenses                                              248,935          272,101           236,252
     Equipment expenses                                                  625,653          525,734           360,775
     Deposit insurance expense                                           187,775          193,672         1,724,734
     Data processing fees                                                657,991          581,087           312,794
     Professional fees                                                   200,796          237,819            68,745
     Director and committee fees                                         319,404          226,538           110,300
     Mortgage servicing rights amortization                              280,214           66,784            12,478
     Charitable contributions                                          2,022,567           31,912            17,704
     Other expenses                                                      842,197          702,305           540,539
                                                                      ----------     ------------       -----------
              Total other expenses                                     8,109,864        5,085,388         5,103,295
                                                                      ----------     ------------       -----------
Income Before Income Tax and Extraordinary Item                        1,259,995        4,671,768         3,857,758
     Income tax expense (benefit)                                         (6,894)       1,158,560           869,539
                                                                      ----------     ------------       -----------
Income Before Extraordinary Item                                       1,266,889        3,513,208         2,988,219
     Extraordinary item--early extinguishment of debt,
         net of income taxes of $98,583                                 (150,303)
                                                                      ----------     ------------       -----------
Net Income                                                            $1,116,586     $  3,513,208       $ 2,988,219
                                                                      ==========     ============       ===========

See notes to consolidated financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
                               Plainfield, Indiana
                 Consolidated Statement of Comprehensive Income


Year Ended December 31                                                1998               1997             1996
---------------------------------------------------------------------------------------------------------------------
Net income                                                            $1,116,586       $3,513,208        $2,988,219
                                                                     -----------       ----------        ----------
Other comprehensive income, net of tax
     Unrealized gains (losses) on securities
         available for sale
         Unrealized holding gains (losses) arising during
              the period, net of tax expense (benefit) of
              $(124,935), $404,318 and $(656)                           (190,478)         616,429             1,000
         Less:  Reclassification adjustment for gains
              included in net income, net of tax expense (benefit)
              of $44,583 and $46,852                                      67,971           71,431
                                                                     -----------       ----------        ----------
                                                                        (258,449)         544,998             1,000
                                                                     -----------       ----------        ----------
Comprehensive income                                                 $   858,137       $4,058,206        $2,989,219
                                                                     ===========       ==========        ==========



See notes to consolidated financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
                               Plainfield, Indiana
                 Consolidated Statement of Stockholders' Equity

                                                                                        Accumulated
                                             Common Stock                Other           Unearned
                                         Shares                        Retained        Comprehensive        ESOP
                                       Outstanding    Amount           Earnings           Income            Shares         Total
                                       ---------------------------------------------------------------------------------------------
Balances, January 1, 1996                                             $34,930,247                                      $ 34,930,247
Net income                                                              2,988,219                                         2,988,219
Unrealized gains on securities,
     net of reclassification adjustment                                                   $   1,000                           1,000
                                       ---------------------------------------------------------------------------------------------
Balances, December 31, 1996                                            37,918,466             1,000                      37,919,466
   Net income                                                           3,513,208                                         3,513,208
Unrealized gains on securities,
     net of reclassification adjustment                                                     544,998                         544,998
Balances, December 31, 1997                                            41,431,674           545,998                      41,977,672
   Net income                                                           1,116,586                                         1,116,586
Unrealized losses on securities,
     net of reclassification adjustment                                                    (258,449)                       (258,449)
Stock issued in conversion,
     net of costs                        6,809,250   $66,879,373                                                         66,879,373
Stock contributed to
     charitable foundation                 200,000     2,000,000                                                          2,000,000
   Contribution of unearned
     ESOP shares                                                                                       $(5,607,400)      (5,607,400)
                                       ---------------------------------------------------------------------------------------------
Balances, December 31, 1998              7,009,250   $68,879,373      $42,548,260          $287,549    $(5,607,400)    $106,107,782
                                       =============================================================================================




See notes to consolidated financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
                               Plainfield, Indiana
                      Consolidated Statement of Cash Flows


Year Ended December 31                                                          1998             1997              1996
---------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net income                                                               $  1,116,586      $  3,513,208       $2,988,219
   Adjustments to reconcile net income to net
    cash provided (used) by operating activities
     Provision for loan losses                                                   172,757           297,555          120,000
     Common stock contributed to Lincoln Federal Charitable Foundation         2,000,000
     Gain on sale of foreclosed real estate                                      (10,550)          (17,297)          (2,724)
     (Gain) loss on disposal of premises and equipment                            13,190                             (3,147)
     Investment securities accretion, net                                        (43,449)             (173)          (5,764)
     Investment securities gains                                                (112,554)         (118,283)
     Equity in losses of limited partnerships                                    514,003           681,426          596,009
     Amortization of net loan origination fees                                  (417,831)         (318,087)        (555,738)
     Depreciation and amortization                                               478,784           441,824          379,449
     Deferred income tax benefit                                                (890,363)          (48,394)        (165,948)
     Change in
       Loans held for sale                                                    19,502,357         1,353,983       (8,666,247)
       Interest receivable                                                      (240,098)          358,839          (20,227)
       Interest payable                                                          (45,003)          669,785          192,646
       Other liabilities                                                         313,544           242,329         (578,033)
       Other assets                                                               98,626           143,797          (80,935)
       Income taxes receivable/payable                                            98,386          (604,950)          14,400
                                                                             -----------       -----------       ----------
         Net cash provided (used) by operating activities                     22,548,385         6,595,562       (5,788,040)
                                                                             -----------       -----------       ----------

Investing Activities
   Net change in interest-bearing deposits                                                         595,000          100,000
   Purchases of securities available for sale                                (81,482,573)       (7,798,838)            (889)
   Proceeds from sales of securities available for sale                       21,088,545        54,532,285
   Proceeds from maturities of securities available for sale                   9,998,768         1,236,765
   Purchases of securities held to maturity                                                                     (11,429,375)
   Proceeds from maturities of securities held to maturity                     8,385,000         5,550,000        7,850,000
   Purchase of loans                                                                              (999,737)
   Other net changes in loans                                                 (6,920,309)      (20,033,888)     (11,425,829)
   Purchase of premises and equipment                                         (1,046,344)         (677,841)        (189,524)
   Proceeds from disposal of property and equipment                                                                   6,500
   Purchase of FHLB of Indianapolis stock                                                         (650,000)        (496,700)
   Proceeds from sale of foreclosed real estate                                  318,017           157,901           40,000
   Improvements to foreclosed real estate                                                             (151)         (10,294)
   Contribution to limited partnership                                          (195,000)         (200,000)        (200,000)
   Other investing activities                                                   (650,000)         (378,759)
                                                                             -----------       -----------       ----------
         Net cash provided (used) by investing activities                    (50,503,896)       31,332,737      (15,756,111)
                                                                             -----------       -----------       ----------



Financing Activities
   Net change in
     Noninterest-bearing, interest-bearing demand,
          money market and savings deposits                                    6,694,106         4,449,683        8,509,585
     Certificates of deposit                                                   1,463,861       (11,421,208)       6,197,171
   Proceeds from FHLB advances                                                15,000,000        73,400,000       94,700,000
   Repayment of FHLB advances                                                (51,872,693)      (94,496,337)     (85,403,916)
   Payment on note payable to limited partnership                               (488,500)         (488,500)        (488,500)
   Net change in advances by borrowers for taxes and insurance                  (163,560)         (213,140)        (358,426)
   Proceeds from sale of common stock, net of costs                           61,271,973
                                                                             -----------       -----------       ----------
         Net cash provided (used) by financing activities                     31,905,187       (28,769,502)      23,155,914
                                                                             -----------       -----------       ----------
Net Change in Cash and Cash Equivalents                                        3,949,676         9,158,797        1,611,763

Cash and Cash Equivalents, Beginning of Year                                  18,957,681         9,798,884        8,187,121
                                                                             -----------       -----------       ----------
Cash and Cash Equivalents, End of Year                                       $22,907,357       $18,957,681       $9,798,884
                                                                             ===========       ===========       ==========

Additional Cash Flows and Supplementary Information
   Interest paid                                                             $13,871,872       $14,982,067      $14,944,236
   Income tax paid                                                               686,500         1,814,998          994,087
   Loan balances transferred to foreclosed real estate                           365,108           110,767          102,087
   Securitization of loans and loans held for sale                            39,903,448        76,229,830
   Common stock issued to ESOP leveraged with an employee loan                 5,607,400
   Transfer of loans to loans held for sale                                   19,611,025         3,137,084
   Due to broker                                                              10,025,000

See notes to consolidated financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
                               Plainfield Indiana

                   Notes to Consolidated Financial Statements
                       (Table Dollar Amounts in Thousands)


Note 1 -- Nature of Operations and Summary of Significant Accounting Policies

The accounting and reporting policies of Lincoln Bancorp ("Company") and its wholly owned subsidiary, Lincoln Federal Savings Bank ("Bank"), and the Bank's wholly owned subsidiary, L-F Service Corporation ("L-F Service"), conform to generally accepted accounting principles and reporting practices followed by the thrift industry. The more significant of the policies are described below.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company is a thrift holding company whose principal activity is the ownership and management of the Bank. The Bank operates under a federal thrift charter and provides full banking services in a single significant business segment. As a federally chartered thrift, the Bank is subject to regulation by the Office of Thrift Supervision.

The Bank generates commercial, mortgage and consumer loans and receives deposits from customers located primarily in Central Indiana. The Bank's loans are generally secured by specific items of collateral including real property, consumer assets and business assets. L-F Service invests in low income housing partnerships.

Consolidation--The consolidated financial statements include the accounts of the Company and Bank after elimination of all material intercompany transactions and accounts.

Investment Securities--Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Securities held to maturity are carried at amortized cost. Debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are carried at fair value with unrealized gains and losses reported separately in accumulated other comprehensive income, net of tax.

Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

Loan securitizations--The Company securitized certain mortgage loans and created mortgage-backed securities for sale in the secondary market. Because the resulting securities were collateralized by the identical loans previously held, no gain or loss was recognized at the time of the securitization transactions. When securitized loans are sold to an outside party, the specific-identification method is used to determine the cost of the security sold, and a gain or loss is recognized in income.

Loans held for sale are carried at the lower of aggregate cost or market. Market is determined using the aggregate method. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income based on the difference between estimated sales proceeds and aggregate cost.

LINCOLN BANCORP AND SUBSIDIARY
Plainfield, Indiana
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Loans are carried at the principal amount outstanding. A loan is impaired when, based on current information or events, it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Payments with insignificant delays not exceeding 90 days outstanding are not considered impaired. Certain nonaccrual and substantially delinquent loans may be considered to be impaired. The Company considers its investment in one-to-four family residential loans and consumer loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. Interest income is accrued on the principal balances of loans. The accrual of interest on impaired and nonaccrual loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed when considered uncollectible. Interest income is subsequently recognized only to the extent cash payments are received. Certain loan fees and direct costs are being deferred and amortized as an adjustment of yield on the loans over the contractual lives of the loans. When a loan is paid off or sold, any unamortized loan origination fee balance is credited to income.

Allowance for loan losses is maintained to absorb loan losses based on management's continuing review and evaluation of the loan portfolio and its judgment as to the impact of economic conditions on the portfolio. The evaluation by management includes consideration of past loss experience, changes in the composition of the portfolio, the current condition and amount of loans outstanding, and the probability of collecting all amounts due. Impaired loans are measured by the present value of expected future cash flows, or the fair value of the collateral of the loan, if collateral dependent.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. Management believes that as of December 31, 1998, the allowance for loan losses is adequate based on information currently available. A worsening or protracted economic decline in the area within which the Company operates would increase the likelihood of additional losses due to credit and market risks and could create the need for additional loss reserves.

Premises and equipment are carried at cost net of accumulated depreciation. Depreciation is computed using the straight-line method based principally on the estimated useful lives of the assets which range from 3 to 39 years. Maintenance and repairs are expensed as incurred while major additions and improvements are capitalized. Gains and losses on dispositions are included in current operations.

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank (FHLB) system. The required investment in the common stock is based on a predetermined formula.

Foreclosed assets are carried at the lower of cost or fair value less estimated selling costs. When foreclosed assets are acquired, any required adjustment is charged to the allowance for loan losses. All subsequent activity is included in current operations.

Mortgage servicing rights on originated loans are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values. Capitalized servicing rights, which include purchased servicing rights, are amortized in proportion to and over the period of estimated servicing revenues.

LINCOLN BANCORP AND SUBSIDIARY
Plainfield, Indiana
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Investments in limited partnerships are recorded using the equity method of accounting. Losses due to impairment are recorded when it is determined that the investment no longer has the ability to recover its carrying amount. The benefits of low income housing tax credits associated with the investment are accrued when earned.

Pension plan costs are based on actuarial computations and charged to current operations. The funding policy is to pay at least the minimum amounts required by ERISA.

Income tax in the consolidated statement of income includes deferred income tax provisions or benefits for all significant temporary differences in recognizing income and expenses for financial reporting and income tax purposes. The Company files consolidated income tax returns with its subsidiary.

Earnings per share will be computed based upon the weighted average common and common equivalent shares outstanding during the period subsequent to the Bank's conversion to a stock savings bank on December 30, 1998. Net income per share for the periods before the conversion, is not meaningful.

Reclassifications of certain amounts in the 1997 and 1996 consolidated financial statements have been made to conform to the 1998 presentation.


Note 2 -- Conversion

On December 30, 1998, the Bank completed the conversion from a federally chartered mutual institution to a federally chartered stock savings bank and the formation of the Company as the holding company of the Bank. As part of the conversion, the Company issued 6,809,250 shares of common stock at $10 per share. Net proceeds of the Company's stock issuance, after costs of $1,213,000 and excluding the shares issued for the ESOP, were $61,272,000, of which $33,440,000 was used to acquire 100% of the stock and ownership of the Bank. The transaction was accounted for at historical cost in a manner similar to that utilized in a pooling of interests. In connection with the Conversion, the Company contributed 200,000 shares of common stock to Lincoln Federal Charitable Foundation, Inc. (the "Foundation"), a charitable foundation dedicated to community development activities in the Company's market areas. This resulted in the recognition of an additional $2,000,000 charitable contribution expense for the year ended December 31, 1998.

LINCOLN BANCORP AND SUBSIDIARY
Plainfield, Indiana
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 3 --      Investment Securities

                                                                                      1998
                                                          -----------------------------------------------------------
                                                                               Gross             Gross
                                                          Amortized         Unrealized        Unrealized         Fair
December 31                                                 Cost               Gains            Losses           Value
------------------------------------------------------------------------------------------------------------------------
Available for sale
   Federal agencies                                      $  15,598           $    72                          $  15,670
   Mortgage-backed securities
     Federal Home Loan Mortgage Corporation                 31,939               970                             32,909
     Federal National Mortgage Corporation                   6,013                52                              6,065
     Collateralized mortgage obligations                    51,706                 3             $  74           51,635
   Corporate obligations                                    23,544                59               606           22,997
                                                          --------            ------              ----         --------
         Total available for sale                          128,800             1,156               680          129,276
                                                          --------            ------              ----         --------

Held to maturity
   Federal agencies                                          1,250                14                              1,264
                                                          --------            ------              ----         --------
         Total held to maturity                              1,250                14                              1,264
                                                          --------            ------              ----         --------
         Total investment securities                      $130,050            $1,170              $680         $130,540
                                                          ========            ======              ====         ========


                                                                                      1997
                                                          -----------------------------------------------------------
                                                                               Gross             Gross
                                                          Amortized         Unrealized        Unrealized         Fair
December 31                                                 Cost               Gains            Losses           Value
------------------------------------------------------------------------------------------------------------------------
Available for sale
   Mortgage-backed securities
     Federal Home Loan Mortgage Corporation                $20,997              $862                            $21,859
     Federal National Mortgage Corporation                   7,498                42                              7,540
                                                          --------            ------              ----         --------
         Total available for sale                           28,495               904                             29,399
                                                          --------            ------              ----         --------

Held to maturity
   Federal agencies                                          9,635                 5               $25            9,615
                                                          --------            ------              ----         --------
         Total held to maturity                              9,635                 5                25            9,615
                                                          --------            ------              ----         --------
         Total investment securities                       $38,130              $909               $25          $39,014
                                                          ========            ======              ====         ========


LINCOLN BANCORP AND SUBSIDIARY
Plainfield, Indiana
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


The amortized cost and fair value of securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                           1998
                                -------------------------------------------------------------
                                   Available for Sale                 Held to Maturity
                                   ------------------                 ----------------
                                Amortized            Fair            Amortized         Fair
December 31                       Cost               Value             Cost            Value
---------------------------------------------------------------------------------------------
Within one year                                                      $   250          $   251
One to five years                                                      1,000            1,013
Five to ten years              $  15,598         $  15,670
Over ten years                    23,544            22,997
                                --------          --------            ------           ------
                                  39,142            38,667             1,250            1,264
Mortgage-backed securities        89,658            90,609
                                --------          --------            ------           ------

     Totals                     $128,800          $129,276            $1,250           $1,264
                                ========          ========            ======           ======

Securities with a carrying value of $97,503,000 and $38,957,000 were pledged at December 31, 1998 and 1997 to secure FHLB advances.

Proceeds from sales of securities available for sale during the years ended December 31, 1998 and 1997 were $21,089,000 and $54,532,000. Gross gains of
$113,000 and $208,000 and gross losses of $0 and $90,000 for the years ended December 31, 1998 and 1997 were realized on those sales.


Note 4 --      Loans and Allowance

December 31                                          1998             1997
--------------------------------------------------------------------------------
Real estate mortgage loans
   One-to-four family                                 $152,893        $205,976
   Multi-family                                          1,022           1,133
Real estate construction loans                           7,411           9,912
Commercial, industrial and agricultural loans           17,334          16,611
Consumer loans                                          22,014          20,558
                                                      --------        --------
                                                       200,674         254,190
Less
   Undisbursed portion of loans                          2,348           2,504
   Deferred loan fees                                      893           1,690
   Allowance for loan losses                             1,512           1,361
                                                      --------        --------
Total loans                                           $195,921        $248,635
                                                      ========        ========

LINCOLN BANCORP AND SUBSIDIARY
Plainfield, Indiana
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Year Ended December 31               1998              1997             1996
--------------------------------------------------------------------------------
Allowance for loan losses
   Balances, January 1                $1,361           $1,241            $1,121
   Provision for losses                  173              298               120
   Recoveries on loans                   335
   Loans charged off                    (357)            (178)
                                      ------           ------            ------
   Balances, December 31              $1,512           $1,361            $1,241
                                      ======           ======            ======

Information on impaired loans is summarized below.

December 31                                                                   1998                      1997
--------------------------------------------------------------------------------------------------------------
Impaired loans with an allowance                                                                        $1,083
Impaired loans for which the discounted cash flows or
   collateral value exceeds the carrying value of the loan                      $300                       499
                                                                                ----                    ------
       Total impaired loans                                                     $300                    $1,582
                                                                                ====                    ======

Allowance for impaired loans
    (included in the Bank's allowance for loan losses)                                                    $237



Year Ended December 31                               1998              1997             1996
----------------------------------------------------------------------------------------------
Average balance of impaired loans                     $951           $1,933            $3,177
Interest income recognized on impaired loans             9               64               194
Cash-basis interest included above                       9               64               194


Note 5 --  Premises and Equipment

December 31                                        1998              1997             1996
---------------------------------------------------------------------------------------------

Land                                               $   881          $   881          $   493
Buildings and land improvements                      2,720            2,734             2,695
Furniture and equipment                              1,778            1,490             1,240
Construction in progress                               495
                                                    ------           ------            ------
     Total cost                                      5,874            5,105             4,428
Accumulated depreciation                            (2,495)          (2,280)           (1,839)
                                                    ------           ------            ------
     Net                                            $3,379           $2,825            $2,589
                                                    ======           ======            ======

LINCOLN BANCORP AND SUBSIDIARY
Plainfield, Indiana
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 6 --      Investments In Limited Partnerships

The Company's investments in limited partnership of $2,387,000 and $2,706,000 at December 31, 1998 and 1997 represent equity in certain limited partnerships organized to build, own and operate apartment complexes. The Company records its equity in the net income or loss of the partnerships based on the Company's interest in the partnerships, which interests are 49.5 percent in Pedcor
Investments-1987-I (Pedcor) and 99 percent in Bloomington Housing Associates L.P. (Bloomington Housing). In addition to recording its equity in the losses of the partnerships, the Company has recorded the benefit of low income housing tax credits of $597,000 for the year ended December 31, 1998 and $655,000 for the years ended December 31, 1997 and 1996. Condensed combined financial statements of the partnerships are as follows:

December 31                                           1998              1997
--------------------------------------------------------------------------------
Assets
   Cash                                             $    202         $     363
   Note receivable--limited partner                    2,203             2,691
   Land and property                                   9,339             9,716
   Other assets                                        1,347             1,499
                                                     -------           -------
       Total assets                                  $13,091           $14,269
                                                     =======           =======

Liabilities
   Notes payable                                    $  9,041          $  9,536
   Other liabilities                                     706               710
                                                     -------           -------
       Total liabilities                               9,747            10,246

Partners' equity                                       3,344             4,023
                                                     -------           -------
       Total liabilities and partners' equity        $13,091           $14,269
                                                     =======           =======


Year Ended December 31                          1998         1997         1998
--------------------------------------------------------------------------------
Condensed statement of operations
   Total revenue                              $ 1,575      $ 1,677      $ 1,655
   Total expenses                              (2,644)       2,633        2,438
                                              -------      -------      -------
       Net loss                               $(1,069)     $  (956)     $  (783)
                                              =======      =======      =======

LINCOLN BANCORP AND SUBSIDIARY
Plainfield, Indiana
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 7 --      Deposits


December 31                                                                       1998                      1997
-----------------------------------------------------------------------------------------------------------------------
Noninterest-bearing demand deposits                                             $   2,484                $    2,321
Interest-bearing demand                                                             8,541                     7,565
Money market savings deposits                                                      32,942                    26,002
Savings deposits                                                                   20,582                    21,967
Certificates and other time deposits of $100,000 or more                           16,333                    15,334
Other certificates and time deposits                                              131,128                   130,663
                                                                                 --------                  --------
     Total deposits                                                              $212,010                  $203,852
                                                                                 ========                  ========

Certificates and other time deposits maturing in years ending December 31

            1999                                            $106,818
            2000                                              28,963
            2001                                               9,682
            2002                                                 773
            2003                                               1,225
                                                            --------
                                                            $147,461
                                                            ========

Note 8 --      Federal Home Loan Bank Advances


                                                     1998                      1997
                                            -------------------------------------------------
                                                            Weighted                 Weighted
                                                            Average                   Average
December 31                                  Amount          Rate       Amount         Rate
----------------------------------------------------------------------------------------------
Maturities in years ending December 31
      1998                                                             $35,000         5.47%
      1999                                   $ 7,000         5.21%       7,000         5.21
      2001                                                               3,750         6.15
      2002                                    10,000         5.67       12,700         5.81
      2003                                     1,263         5.36        1,686         5.36
      2007                                                              10,000         6.67
      2008                                    15,000         5.53
                                             -------                   -------
                                             $33,263         5.50%     $70,136         5.71%
                                             =======                   =======


LINCOLN BANCORP AND SUBSIDIARY
Plainfield, Indiana
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


The Company has an available line of credit with the FHLB totaling $2,000,000. The line of credit expires September 9, 1999 and bears interest at a rate equal to the current variable advance rate. There were no drawings on this line of credit at December 31, 1998.

The FHLB advances are secured by first mortgage loans and investment securities totaling $245,344,000 and $238,781,000 at December 31, 1998 and 1997. Advances
are subject to restrictions or penalties in the event of prepayment.

During 1998, the Company prepaid FHLB advances of $16,450,000. The early repayments resulted in prepayment penalties of $150,000, net of income taxes of $99,000, which has been accounted for as an extraordinary item as required by generally accepted accounting principles.

Note 9 --      Note Payable

The note payable to Bloomington Housing dated August 18, 1992 in the original amount of $4,945,000 bears no interest so long as there exists no event of default. In the instance where an event of default has occurred, interest shall be calculated at a rate of five percent above the Indiana base rate as described in the note. The following table summarizes the payment terms of the note.

December 31
--------------------------------------------------------------------------------
Payments due in years ending
1999                                                            $   489
2000                                                                489
2001                                                                489
2002                                                                489
2003                                                                247
                                                                 ------
                                                                 $2,203
                                                                 ======

Note 10 --     Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheet. The unpaid principal balances of these loans consist of the following:

December 31                                 1998           1997          1996
--------------------------------------------------------------------------------
Mortgage loan portfolio serviced for
     FHLMC                                   $82,815       $84,879       $36,660
     Other investors                          15,346            84           100
                                             -------       -------       -------
                                             $98,161       $84,963       $36,760
                                             =======       =======       =======

LINCOLN BANCORP AND SUBSIDIARY
Plainfield, Indiana
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


The aggregate fair value of capitalized mortgage servicing rights at December 31, 1998 and 1997 totaled $605,000 and $530,000. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

December 31                                   1998          1997          1996
--------------------------------------------------------------------------------
Mortgage Servicing Rights
   Balances, January 1                       $ 530         $  85         $  49
   Servicing rights capitalized                355           512            48
   Amortization of servicing rights           (280)          (67)          (12)
                                             -----         -----         -----
   Balances, December 31                     $ 605         $ 530         $  85
                                             =====         =====         =====


Note 11 --  Income Tax

Year Ended December 31                                          1998          1997         1996
-------------------------------------------------------------------------------------------------
Income tax expense (benefit)
   Currently payable
     Federal                                                  $   532       $   841      $   695
     State                                                        351           366          341
   Deferred
     Federal                                                     (881)          (58)        (163)
     State                                                         (9)           10           (3)
                                                              -------       -------      -------
       Total income tax expense (benefit)                     $    (7)      $ 1,159      $   870
                                                              =======       =======      =======

Reconciliation of federal statutory to actual tax expense
   Federal statutory income tax at 34%                        $   428       $ 1,588      $ 1,312
   Effect of state income taxes                                   226           248          223
   Tax credits                                                   (597)         (655)        (655)
   Other                                                          (64)          (22)         (10)
                                                              -------       -------      -------
       Actual tax expense  (benefit)                          $    (7)      $ 1,159      $   870
                                                              =======       =======      =======

Effective tax rate                                                (.5)%      24.8 %         22.6%

LINCOLN BANCORP AND SUBSIDIARY
Plainfield, Indiana
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


The components of the deferred tax asset are as follows at:

December 31                                           1998                1997
--------------------------------------------------------------------------------
Assets
   Depreciation                                     $   38              $   18
   Allowance for loan losses                           643                 578
   Loan fees                                            58                 112
   Deferred director fees                              375                 273
   Loss on limited partnerships                        377                 411
   Business tax credits                                549                 294
   Charitable contributions                            591
   Other                                                                    13
                                                    ------              ------
     Total assets                                    2,631               1,699
                                                    ------              ------

Liabilities
   State income tax                                     79                  76
   FHLB stock dividends                                 79                  78
   Mortgage servicing rights                           250                 213
   Securities available for sale                       189                 358
                                                    ------              ------
     Total liabilities                                 597                 725
                                                    ------              ------
                                                    $2,034              $  974
                                                    ======              ======

No valuation allowance was considered necessary at December 31, 1998 and 1997.

At December 31, 1998, the Company had an unused business income tax credit carryforward of $549,000 expiring in 2012 and a charitable contribution carryover of $1,739,000 expiring in 2003.

Income tax expense attributable to securities gains was $45,000 and $47,000 for years ended December 31, 1998 and 1997.

Retained earnings include approximately $5,928,000 for which no deferred income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions as of December 31, 1987 for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which income would be subject to the then-current corporate income tax rate. The unrecorded deferred income tax liability on the above amounts at December 31, 1998 was approximately $2,348,000.

LINCOLN BANCORP AND SUBSIDIARY
Plainfield, Indiana
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 12 --     Commitments and Contingent Liabilities

In the normal course of business there are outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated statement of financial condition.

Financial instruments whose contract amount represents credit risk were as follows:

December 31                                          1998              1997
--------------------------------------------------------------------------------
Loan commitments                                    $21,293            $16,518
Standby letters of credit                               366                715

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies, but may include residential real estate, income-producing commercial properties, or other assets of the borrower.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.

The Company and subsidiary are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate determination of such possible claims or lawsuits will not have a material adverse effect on the consolidated financial position of the Company.


Note 13 --     Year 2000

Like  all  entities,  the  Company  and its  subsidiary  are  exposed  to  risks associated  with the Year  2000  Issue,  which  affects  computer  software  and hardware; transactions with customers, vendors, and other entities; and equipment dependent upon microchips. The Company has begun, but not yet completed, the process of identifying and remediating potential Year 2000 problems. It is not possible for any entity to guarantee the results of its own remediation efforts or to accurately predict the impact of the Year 2000 Issue on third parties with which the Company and subsidiary do business. If remediation efforts of the Company or third parties with which the Company and subsidiary do business are not successful, the Year 2000 Issue could have negative effects on the Company's financial condition and results of operations in the near term.

LINCOLN BANCORP AND SUBSIDIARY
Plainfield, Indiana
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 14 --     Dividend and Capital Restrictions

The Office of Thrift Supervision ("OTS") regulations provide that savings associations which meet fully phased-in capital requirements and are subject only to "normal supervision", such as the Bank, may pay out, as a dividend, 100 percent of net income to date over the calendar year and 50 percent of surplus capital existing at the beginning of the calendar year without supervisory approval, but with 30 days prior notice to the OTS. OTS regulations also prohibit a savings association from declaring or paying any dividends if, as a result, the regulatory capital of the Association would be reduced below the minimum amount required to be maintained for the liquidation amount established in connection with the conversion. Any additional amount of capital distributions would require prior regulatory approval. Savings associations meeting current minimum capital requirements but not fully phased-in standards may, with 30 days prior notice but without prior approval, distribute up to 75 percent of net income if they meet the risk-based requirement on January 1, 1993. Savings associations failing to meet current capital standards may only pay dividends with supervisory approval.

At the time of conversion, a liquidation account was established in an amount equal to the Banks' net worth as reflected in the latest statement of condition used in its final conversion offering circular. The liquidation account is maintained for the benefit of eligible deposit account holders who maintain their deposit account in the Banks after conversion. In the event of a complete liquidation, and only in such event, each eligible deposit account holder will be entitled to receive a liquidation distribution from the liquidation account in the amount of the then current adjusted subaccount balance for deposit accounts then held, before any liquidation distribution may be made to stockholders. Except for the repurchase of stock and payment of dividends, the existence of the liquidation account will not restrict the use or application of net worth. The initial balance of the liquidation account was $42,800,000.

At December 31, 1998, the stockholder's equity of the Bank was $77,590,000, of which approximately $31,300,000 was available for the payment of dividends to the Company.


Note 15 --     Regulatory Capital

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies and is assigned to a capital category. The assigned capital category is largely determined by three ratios that are calculated according to the regulations: total risk adjusted capital, Tier 1 capital, and Tier 1 leverage ratios. The ratios are intended to measure capital relative to assets and credit risk associated with those assets and off-balance sheet exposures of the entity. The capital category assigned to an entity can also be affected by qualitative judgments made by regulatory agencies about the risk inherent in the entity's activities that are not part of the calculated ratios.

There are five capital categories defined in the regulations, ranging from well capitalized to critically undercapitalized. Classification of a bank in any of the undercapitalized categories can result in actions by regulators that could have a material effect on a bank's operations. At December 31, 1998 and 1997, the Bank is categorized as well capitalized and met all subject capital adequacy requirements. There are no conditions or events since December 31, 1998 and 1997 that management believes have changed the Bank's classification.

LINCOLN BANCORP AND SUBSIDIARY
Plainfield, Indiana
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


The Bank's actual and required capital amounts and ratios are as follows:


                                                                                 December 31, 1998
                                                       -----------------------------------------------------------------------
                                                                                   Required for                To Be Well
                                                             Actual             Adequate Capital 1            Capitalized 1
                                                             ------             ------------------            -------------
                                                       Amount        Ratio       Amount        Ratio       Amount        Ratio
                                                       ------        -----       ------        -----       ------        -----

Total risk-based capital 1 (to risk-weighted assets)   $78,815       41.4%       $15,222        8.0%       $19,027       10.0%

Core capital 1 (to adjusted tangible assets)            77,303       21.1%        14,624        4.0%        21,935        6.0%

Core capital 1 (to adjusted total assets)               77,303       21.1%        14,624        4.0%        18,279        5.0%


1 As defined by regulatory agencies



                                                                                 December 31, 1997
                                                       -----------------------------------------------------------------------
                                                                                   Required for                To Be Well
                                                             Actual             Adequate Capital 1            Capitalized 1
                                                             ------             ------------------            -------------
                                                       Amount        Ratio       Amount        Ratio       Amount        Ratio
                                                       ------        -----       ------        -----       ------        -----

Total risk-based capital 1 (to risk-weighted assets)   $42,793       25.3%       $13,547        8.0%       $16,934       10.0%

Core capital 1 (to adjusted tangible assets)            41,432       12.9%         9,625        3.0%        19,250        6.0%

Core capital 1 (to adjusted total assets)               41,432       12.9%         9,625        3.0%        16,042        5.0%


1 As defined by regulatory agencies

The Bank's tangible capital at December 31, 1998 and 1997 was $77,303,000 and $41,432,000, which amounts were 21.1 and 12.9 percent of tangible assets and exceeded the required ratio of 1.5 percent.


Note 16 --     Employee Benefits

The Bank is a participant in a pension fund known as the Financial Institutions Retirement Fund ("FIRF"). This plan is a multi-employer plan. There was no pension expense or benefit for the year ended December 31, 1998. Pension expense (benefit) was $(26,000) and $70,000 for the years ended December 31, 1997 and 1996. This plan provides pension benefits for substantially all of the Bank's employees.

The Bank has a retirement savings 401(k) plan in which substantially all employees may participate. The Bank matches employees' contributions at the rate of 50 percent for the first 5 percent of W-2 earnings contributed by participants. The Bank's expense for the plan was $29,000, $19,000 and $20,000 for the years ended December 31, 1998, 1997 and 1996.

LINCOLN BANCORP AND SUBSIDIARY
Plainfield, Indiana
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


As part of the conversion in 1998, the Company established an ESOP covering substantially all employees of the Company and Bank. The ESOP acquired 560,740 shares of the Company common stock at $10 per share in the conversion with funds provided by a loan from the Company. Accordingly, the $5,607,000 of common stock acquired by the ESOP is shown as a reduction of stockholders' equity. At Decmeber 31, 1998, the Company had 560,740 unearned ESOP shares with a fair value of $6,098,000. Shares are released to participants proportionately as the loan is repaid. Dividends on allocated shares are recorded as dividends and charged to retained earnings. Dividends on unallocated shares, which may be distributed to participants, or used to repay the loan are treated as compensation expense. Compensation expense is recorded equal to the fair market value of the stock when contributions, which are determined annually by the Board of Directors of the Company and Bank, are made to the ESOP. There was no expense under the ESOP for the year ended December 31, 1998. At December 31, 1998, the ESOP had no allocated shares, 560,740 suspense shares and no committed-to-be released shares.

In connection with the conversion, the Board of Directors approved a Stock Option Plan and a Recognition and Retention Plan ("RRP"). The Plans are subject to stockholders' approval. Under the stock option plan, stock options covering shares representing an aggregate of up to 10% of the common stock issued in the conversion may be granted to directors and executive officers. Restricted stock awards covering up to 4% of the common stock issued in the conversion may be awarded to directors and executive officers under the RRP.


Note 17 --     Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument.

Cash and Cash Equivalents--The fair value of cash and cash equivalents approximates carrying value.

Securities--Fair values are based on quoted market prices.

Loans and Loans Held for Sale--The fair value for loans is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

FHLB Stock--Fair value of FHLB stock is based on the price at which it may be resold to the FHLB.

Interest    Receivable/Payable--The    fair    value   of    accrued    interest
receivable/payable approximates carrying values.

Deposits--Fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on such time deposits.

FHLB Advances--The fair value of these borrowings is estimated using a discounted cash flow calculation, based on current rates for similar debt.

LINCOLN BANCORP AND SUBSIDIARY
Plainfield, Indiana
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note Payable--Limited Partnership--The fair value of the borrowing is estimated using a discounted cash flow calculation based on the prime interest rate.

Advance  Payments  by  Borrowers  for  Taxes  and   Insurance--The   fair  value
approximates carrying value.

Off-Balance Sheet Commitments--Commitments include commitments to originate mortgage and consumer loans and standby letters of credit and are generally of a short-term nature. The fair value of such commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The carrying amounts of these commitments, which are immaterial, are reasonable estimates of the fair value of these financial instruments.

The estimated fair values of the Bank's financial instruments are as follows:

                                                                     1998                               1997
                                                          --------------------------------------------------------------
                                                          Carrying             Fair            Carrying          Fair
December 31                                                Amount              Value            Amount           Value
------------------------------------------------------------------------------------------------------------------------
Assets
   Cash and cash equivalents                               $22,907           $22,907           $18,958          $18,958
   Securities available for sale                           129,276           129,276            29,399           29,399
   Securities held to maturity                               1,250             1,264             9,635            9,615
   Loans including loans held for sale, net                195,921           198,972           248,635          250,420
   Stock in FHLB                                             5,447             5,447             5,447            5,447
   Interest receivable                                       1,773             1,773             1,533            1,533

Liabilities
   Deposits                                                212,010           212,903           203,852          204,270
   Borrowings
     FHLB advances                                          33,263            33,409            70,136           69,753
     Note payable--limited partnership                        2,203             1,872             2,691            2,198
   Interest payable                                          1,109             1,109             1,154            1,154
   Advances by borrowers for taxes and insurance               560               560               723              723


LINCOLN BANCORP AND SUBSIDIARY
Plainfield, Indiana
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


Note 18 --     Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheet

December 31                                                             1998
--------------------------------------------------------------------------------
Assets
     Short-term interest-bearing deposit with subsidiary              $ 27,900
     Investment in common stock of subsidiary                           77,590
     Deferred income tax                                                   591
     Other assets                                                          126
                                                                      --------
         Total assets                                                 $106,207
                                                                      --------
Liabilities--other                                                    $     99

Stockholders' Equity                                                   106,108
                                                                      --------
     Total liabilities and stockholders' equity                       $106,207
                                                                      ========



                          Condensed Statement of Income

Year Ended December 31                                                   1998
--------------------------------------------------------------------------------
Income
     Interest income on short-term interest-bearing
          deposit with subsidiary                                     $   215
                                                                      -------
Expenses
     Interest expense                                                     206
     Charitable contribution                                            2,000
                                                                      -------
         Total expenses                                                 2,206
                                                                      -------
Loss before income tax benefit and
     equity in undistributed income of subsidiary                      (1,991)
Income tax benefit                                                       (677)
                                                                      -------
Loss before equity in undistributed income of subsidiary               (1,314)
Equity in undistributed income of subsidiary                            2,431
                                                                      -------
Net Income                                                            $ 1,117
                                                                      =======

LINCOLN BANCORP AND SUBSIDIARY
Plainfield, Indiana
Notes to Consolidated Financial Statements
(Table Dollar Amounts in Thousands)


                        Condensed Statement of Cash Flows


Year Ended December 31                                                      1998
----------------------------------------------------------------------------------
Operating Activities
     Net income                                                          $  1,117
     Adjustments to reconcile net income to net cash provided (used)
            by operating activities
         Charitable contribution of Company's common stock                  2,000
         Deferred income tax benefit                                         (591)
         Other                                                             (2,458)
                                                                         --------
              Net cash provided by operating activities                        68

Investing Activity--capital contribution to subsidiary                    (33,440)

Financing Activity--proceeds from sale of common stock, net of costs       61,272
                                                                         --------

Short-term Interest-bearing Deposit with Subsidiary at End of Year       $ 27,900
                                                                         ========

Additional Cash Flow and Supplementary Information
     Common stock issued to ESOP leveraged with an employee loan         $  5,607

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There were no such changes or disagreements during the applicable period.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

     The information concerning the Holding Company's executive officers is included in Item 4.5 in Part I of this report. Section 16(a) of the Securities Exchange Act of 1934 ("1934 Act") requires that the Holding Company's officers and directors and persons who own more than 10% of the Holding Company's Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Holding Company with copies of all Section 16(a) forms that they file.

     Based solely on the Holding Company's review of the copies of such forms received by it, and/or written representations from certain reporting persons that no Forms 5 were required for those persons, the Holding Company believes that during the fiscal year ended December 31, 1998, all filing requirements applicable to Lincoln Federal's officers, directors and greater than 10% beneficial owners with respect to Section 16(a) of the 1934 Act were complied with.

         Presented below is certain information concerning the directors of the Holding Company:

                                 Director of           Director of                           Position              Position
                               Holding Company       Lincoln Federal       Expiration      with Holding              with
Director                            Since                 Since              of Term          Company           Lincoln Federal
--------                            -----                 -----              -------          -------           ---------------

Lester N. Bergum, Jr.               1998                  1996                2000           Director          Director
W. Thomas Harmon                    1998                  1982                2001           Director          Director
Jerry R. Holifield                  1998                  1992                2001           Director          Director
Wayne E. Kessler                    1998                  1976                2000           Director          Director
David E. Mansfield                  1998                  1997                1999           Director          Director
John C. Milholland                  1998                  1988                2001           Director          Director
T. Tim Unger                        1998                  1996                1999           Director,         Director, President
                                                                                             President and      and Chief
                                                                                             Chief Executive    Executive Officer
                                                                                             Officer
Edward E. Whalen                    1998                  1961                1999 (1)       Director          Chairman of the Board
John L. Wyatt                       1998                  1992                1999           Director          Director

(1) Mr. Whalen will retire as an active director and will become an emeritus director in July, 1999.


Presented  below is certain  information  concerning  the  directors  of Lincoln
Federal:

         Lester N. Bergum, Jr. (age 50) is an attorney and partner with the firm of Robison, Robison, Bergum & Johnson in Frankfort, Indiana, where he has practiced since 1974. He has also served since 1989 as president of Title Insurance Services, Inc., a title agency located in Frankfort, Indiana.

         W. Thomas Harmon (age 59) has served as the co-owner, Vice President, Treasurer and Secretary of Crawfordsville Town & Country Homecenter, Inc. in Crawfordsville, Indiana, since 1978. Mr Harmon is also a co-owner and officer of RGW, Inc., in Crawfordsville, a company that develops real estate subdivisions and manages apartment rental properties, a position he has held since 1965.

         Jerry Holifield (age 57) has been the Superintendent of the Plainfield Community School Corporation since 1991.

         Wayne  E.  Kessler  (age  68)  has  been  a  self-employed   farmer  in
Crawfordsville, Indiana since 1949. Mr. Kessler is currently semi-retired.

         David E. Mansfield (age 56) is an Administrative Supervisor for Marathon Oil Company where he has worked since 1973.

         John C. Milholland (age 62) has been Principal of Frankfort Senior High School in Frankfort, Indiana since 1989.

         T. Tim Unger (age 58) has been President and Chief Executive Officer of Lincoln Federal since January, 1996. Before then, Mr. Unger served as President and Chief Executive Officer of Summit Bank of Clinton County from 1989 through 1995.

         Edward E. Whalen (age 70) retired as President and Chief Executive Officer of Lincoln Federal in 1996. Mr. Whalen was employed by Lincoln Federal for 36 years and has served on the board of directors since 1961.

         John L. Wyatt (age 62) is a District Agent for Northwestern Mutual Life Insurance Company where he has been employed since 1960.

         Lincoln Federal also has a director emeritus program pursuant to which its former directors may continue to serve as advisors to the Board of Directors upon their retirement or resignation from the Board. Currently, Frank A. Beardsley and Charles Jones serve as directors emeritus. See "Executive Compensation and Related Transactions of Lincoln Federal - Compensation of Directors."

Item 11.      Executive Compensation.

         No cash compensation is paid directly by the Holding Company to any of its executive officers. Each of such officers is compensated by Lincoln Federal.

         The following table sets forth information as to annual, long-term and other compensation for services in all capacities to Lincoln Federal's President and Chief Executive Officer for the fiscal year ended December 31, 1998. Other than Messrs. Unger and Baer, Lincoln Federal had no executive officers who earned over $100,000 in salary and bonuses during that fiscal year.

                           Summary Compensation Table

                                                                                          Long Term Compensation
                                          Annual Compensation                 Awards              Payouts
Name                                                         Other      Securities                               All
and                                                          Annual     Restricted   Underlying      LTIP       Other
Principal                                                    Compen-       Stock      Options/      Payouts    Compen-
Position              Year      Salary ($)     Bonus ($)  sation($)(1)  Award(s)($)   SARs (#)        ($)   sation($) (2)
-------------------------------------------------------------------------------------------------------------------------
T. Tim Unger          1998     $135,000 (3)(4) $30,000                                                        $3,555
                      1997     $125,000 (3)(4) $10,000         ---       ---             ---          ---     $3,330
John M. Baer          1998     $  95,000 (4)   $  9,500                                                       $  990


(1) The named executive officer received certain perquisites, but the incremental cost of providing such perquisites did not exceed the lesser of $50,000 or 10% of his salary and bonus.

(2) Other Compensation includes Lincoln Federal's matching contributions under its 401(k) Plan.

(3)      Mr. Unger does not receive any directors fees.

(4) Includes amounts deferred pursuant to Section 401(k) of the Code under Lincoln Federal's 401(k) Plan.

Management Remuneration and Related Transactions

         Joint Report of the Compensation Committee and the Stock Compensation Committee

         The Compensation Committee of the Board of Directors was comprised during fiscal 1998 of Messrs. Harmon, Holifield, Mansfield and Milholland. The Committee reviews payroll costs, establishes policies and objectives relating to compensation, and approves the salaries of all employees, including executive officers. All decisions by the Compensation Committee relating to salaries of the Corporation's executive officers are approved by the full Board of Directors. In fiscal 1998, there were no modifications to Compensation Committee actions and recommendations made by the full Board of Directors. In approving the salaries of executive officers, the Committee has access to and reviews compensation data for comparable financial institutions in the Midwest. Moreover, from time to time the Compensation Committee reviews information provided to it by independent compensation consultants in making its decisions.

         The Holding Company's shareholders will vote on whether to adopt a Stock Option Plan ("SOP") and a Management Recognition and Retention Plan ("RRP") at the first meeting of shareholders, which will be held in July, 1999. If the shareholders approve the adoption of the SOP and RRP, it is expected that the Holding Company's Stock Compensation Committee will administer both plans. Membership of the Stock Compensation Committee is the same as the Compensation Committee.

         The objectives of the Compensation Committee and the Stock Compensation Committee with respect to executive compensation are the following:

         (1) provide compensation opportunities comparable to those offered by other similarly situated financial institutions in order to be able to attract and retain talented executives who are critical to the Corporation's long-term success;

         (2) reward executive officers based upon their ability to achieve short-term and long-term strategic goals and objectives and to enhance shareholder value; and

         (3) align the interests of the executive officers with the long-term interests of shareholders by granting stock options which will become more valuable to the executives as the value of the Corporation's shares increases.

         At present, the Holding Company's executive compensation program is comprised of base salary and annual incentive bonuses. Assuming shareholder approval of the SOP and RRP, long-term incentive bonuses in the form of stock options and awards of Common Stock will be added to the Holding Company's Compensation program. Reasonable base salaries are awarded based on salaries paid by comparable financial institutions, particularly in the Midwest, and individual performance. The annual incentive bonuses are tied to the Holding Company's performance in the areas of growth, profit, quality, and productivity as they relate to earnings per share and return on equity for the current fiscal year, and it is expected that stock options will have a direct relation to the long-term enhancement of shareholder value. In years in which the performance goals of the Holding Company are met or exceeded, executive compensation tends to be higher than in years in which performance is below expectations.

         Base Salary. Base salary levels of the Holding Company's executive officers are intended to be comparable to those offered by similar financial institutions in the Midwest. In determining base salaries, the Compensation Committee also takes into account individual experience and performance.

         Mr. Unger was the Corporation's Chief Executive Officer throughout fiscal 1998. Mr. Unger received a base salary of $125,000 in 1997 and $135,000 in 1998.

         Annual Incentive Bonuses. Under the Holding Company's Annual Incentive Plan, all employees of the Holding Company receive a cash bonus for any fiscal year in which the Holding Company achieves certain goals, as established by the Board of Directors, in the areas of growth, profit, quality and productivity as they relate to earnings per share and return on equity. Individual bonuses are equal to a percentage of the employee's base salary, which percentage varies with the extent to which the Holding Company exceeds these goals for the fiscal year.

         The Holding Company believes that this program provides an excellent link between the value created for shareholders and the incentives paid to executives, since executives receive no bonuses unless the above-mentioned goals are achieved and since the level of those bonuses will increase with greater achievement of those goals.

         Mr. Unger's bonus for fiscal 1998 was $30,000 compared to $10,000 for fiscal 1997.

         Stock Options. At the Holding Company's initial meeting of shareholders in July, 1999, the Board of Directors will submit the adoption of the SOP for directors and officers for shareholder approval. The Stock Option Plan is intended to align executive and shareholder long-term interests by creating a strong and direct link between executive pay and shareholder return, and enable executives to acquire a significant ownership position in the Holding Company's Common Stock. If the Stock Option Plan is approved, stock options will be granted at the prevailing market price and will only have a value to the executives if the stock price increases. The Stock Compensation Committee will determine the number of option grants to make to executive officers based on the practices of comparable financial institutions as well as the executive's level of responsibility and contributions to the Corporation.

         RRP. The Holding Company's shareholders will also vote at the initial meeting of shareholders on whether to adopt the RRP, which is intended to provide directors and officers with an ownership interest in the Holding Company in a manner designed to encourage them to continue their service with the

Holding Company. Assuming shareholder approval, the Bank will contribute funds to the RRP from time to time to enable the RRP to acquire an aggregate amount of Common Stock equal up to 4% of the shares of Common Stock sold in the Conversion. These shares will be awarded to the Holding Company's directors and officers, but would vest gradually over a five-year period at a rate of 20% of the shares awarded at the end of each 12-month period of service by the director or officer with the Holding Company. This gradual vesting of a director's or officer's interest in the shares awarded under the RRP is intended to create a long-term incentive for the director or officer to continue his service with the Holding Company.

         Finally, the Committee notes that Section 162(m) of the Internal Revenue Code, in certain circumstances, limits to $1 million the deductibility of compensation, including stock-based compensation, paid to top executives by public companies. None of the compensation paid to the executive officers named in the compensation table on page 73 for fiscal 1998 exceeded the threshold for deductibility under section 162(m).

         The Compensation Committee and the Stock Compensation Committee believe that linking executive compensation to corporate performance results in a better alignment of compensation with corporate goals and the interests of the Holding Company's shareholders. As performance goals are met or exceeded, most probably resulting in increased value to shareholders, executives are rewarded commensurately. The Committee believes that compensation levels during fiscal 1998 for executives and for the chief executive officer adequately reflect the Holding Company's compensation goals and policies.

Compensation Committee Members              Stock Compensation Committee Members

         W. Thomas Harmon                            W. Thomas Harmon
         Jerry R. Holifield                          Jerry R. Holifield
         David E. Mansfield                          David E. Mansfield
         John C. Milholland                          John C. Milholland

Employment Contract

      Lincoln Federal has entered into a three-year employment contract with Mr. Unger. The contract with Mr. Unger, which became effective as of December 30, 1998, the effective date of the Conversion, extends annually for an additional one-year term to maintain its three-year term if Lincoln Federal's Board of Directors determines to so extend it, unless notice not to extend is properly given by either party to the contract. Mr. Unger receives an initial salary under the contract equal to his current salary subject to increases approved by the Board of Directors. The contract also provides, among other things, for participation in other fringe benefits and benefit plans available to Lincoln Federal's employees. Mr. Unger may terminate his employment upon 60 days' written notice to Lincoln Federal. Lincoln Federal may discharge Mr. Unger for cause (as defined in the contract) at any time or in certain specified events. If Lincoln Federal terminates Mr. Unger's employment for other than cause or if Mr. Unger terminates his own employment for cause (as defined in the contract), Mr. Unger will receive his base compensation under the contract for an additional three years if the termination follows a change of control in the Holding Company, and for the balance of the contract if the termination does not follow a change of control. In addition, during such period, Mr. Unger will continue to participate in Lincoln Federal's group insurance plans and retirement plans, or receive comparable benefits. Moreover, within a period of three months after such termination following a change of control, Mr. Unger will have the right to cause Lincoln Federal to purchase any stock options he holds for a price equal to the fair market value (as defined in the contract) of the shares subject to such options minus their option price. If the payments provided for in the contract, together with any other payments made to Mr. Unger by Lincoln Federal, are deemed to be payments in violation of the "golden parachute" rules of the Code, such payments will be reduced to the largest amount which would not cause Lincoln Federal to lose a tax deduction for such payments under those rules. As of the date hereof, the cash compensation which would be paid under the contract to Mr. Unger if the contract were terminated either after a change of control of the Holding Company, without cause by Lincoln Federal, or for cause by Mr. Unger, would be $405,000. For purposes of this employment contract, a change of control of the Holding Company is generally an acquisition of control, as defined in regulations issued under the Change in Bank Control Act and the Savings and Loan Holding Company Act.

      The employment contract protects Lincoln Federal's confidential business information and protects Lincoln Federal from competition by Mr. Unger should he voluntarily terminate his employment without cause or should Lincoln Federal terminate his employment for cause.

Compensation of Directors

         Lincoln Federal pays its non-employee directors a monthly retainer of $850 plus $400 for each regular meeting attended and $200 for each committee meeting attended, with a maximum of $1,200 in annual committee fees. Lincoln Federal's directors emeritus receive a $500 monthly retainer plus $100 for each meeting they attend. Total fees paid to Lincoln Federal's directors and directors emeritus for the year ended December 31, 1998 were approximately $181,000.

         Lincoln Federal's directors and directors emeritus may, pursuant to a deferred compensation agreement, defer payment of some or all of their directors fees, bonuses or other compensation into a retirement account. Under this agreement, deferred directors fees are to be distributed either in a lump-sum payment or in equal annual or monthly installments over any period of from two to ten years. The lump sum or first installment is payable to the director, at the director's discretion, on the first day of the calendar year immediately following the year in which he ceases to be a director, or in the year in which the director attains that age specified by the retirement income test of the Social Security Act. Any additional installments will be paid on the first day of each succeeding year thereafter. At present, the following directors participate in the deferred compensation plan: Lester N.
Bergum, Jr., W. Thomas Harmon, Wayne E. Kessler and Edward E. Whalen.

         Directors of the Holding Company and LF are not currently paid directors' fees. The Holding Company may, if it believes it is necessary to attract qualified directors or is otherwise beneficial to the Holding Company, adopt a policy of paying directors' fees.

         Lincoln Federal has also adopted a Deferred Director Supplemental Retirement Plan (the "Supplemental Plan") which provides for the continuation of directors fees to a director upon the later of a director's attainment of age 70 or the date on which he ceases to be a director. A director's interest in the Supplemental Plan will vest gradually over a five-year period commencing upon the director's completion of five years of service on Lincoln Federal's board of directors. Upon completing nine years of service, the director's interest in the Supplemental Plan will be fully vested. The interests of directors who, as of December 1, 1997, had served at least one year on the Board vested immediately upon the adoption of the Supplemental Plan. The benefits payable to a director under the Supplemental Plan are calculated by multiplying the director's vested percentage times the rate of directors fees paid to the director immediately prior to his attainment of age 70 or, if earlier, the date his status as a director terminated. In the event that a director's death occurs prior to the commencement of payments under the Supplemental Plan, the director's designated beneficiary shall receive a monthly payment calculated by multiplying the director's vested percentage times the rate of directors fees in effect immediately prior to the director's death or, if earlier, the date on which his status as a director terminated. Payments under the Supplemental Plan will continue for 120 months.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 25, 1999, by each person who is known by the Holding Company to own beneficially 5% or more of the Common Stock. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares.

                                          Number of Shares
        Name and Address                   of Common Stock           Percent of
     of Beneficial Owner(1)              Beneficially Owned             Class
     ----------------------              ------------------             -----
   Home Federal Savings Bank                     560,740(2)             8.0%
   501 Washington Street
   Columbus, IN  47201

(1) The information in this chart is based on Schedule 13D and 13G Report(s) filed by the above-listed person(s) with the SEC containing information concerning shares held by them. It does not reflect any changes in those shareholdings which may have occurred since the date of such filings.

(2) These shares are held by the Trustee of the Lincoln Bancorp ESOP. The Employees participating in the ESOP are entitled to instruct the Trustee how to vote shares held in their accounts under the ESOP. Unallocated shares held in a suspense account under the ESOP are required to be voted by the Trustee in the same proportion as allocated shares are voted.

         The following table sets forth certain information regarding the nominees for the position of director of the Holding Company, including the number and percent of shares of Common Stock beneficially owned by such persons as of March 25, 1999. Unless otherwise indicated, each nominee has sole investment and/or voting power with respect to the shares shown as beneficially owned by him. The table also sets forth the number of shares of Holding Company Common Stock beneficially owned by all directors and executive officers of the Holding Company as a group.

                                                                       Common Stock
                              Expiration of        Director of the     Beneficially
                                 Term as               Holding          Owned as of                Percentage
       Name                     Director            Company Since     March 25, 1998               of Class(1)
----------------------       ---------------       ---------------    --------------               -----------
Lester N. Bergum, Jr.              2000                  1998               20,000                    .29
W. Thomas Harmon                   2001                  1998               50,000                    .71
Jerry R. Holifield                 2001                  1998               25,000                    .36
Wayne E. Kessler                   2000                  1998               10,000                    .14
David E. Mansfield                 1999                  1998               10,000                    .14
John C. Milholland                 2001                  1998               46,962                    .67
T. Tim Unger                       1999                  1998               50,000                    .71
Edward E. Whalen                   1999 (2)              1998               30,000                    .43
John L. Wyatt                      1999                  1998               30,325                    .47
All directors and executive                                                312,078                   4.45
officers as a group (10 persons)

(1) Based upon information furnished by the respective director nominees. Under applicable regulations, shares are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares the power to vote or dispose of the shares, whether or not he or she has any economic power with respect to the shares. Includes shares beneficially owned by members of the immediate families of the directors residing in their homes.

(2) Mr. Whalen will retire as an active director and will become an emeritus director in July, 1999.

Item 13.  Certain Relationships and Related Transactions.

      Lincoln Federal has followed a policy of offering to its directors, officers, and employees real estate mortgage loans secured by their principal residence as well as other loans. Current law authorizes us to make loans or extensions of credit to its executive officers, directors, and principal shareholders on the same terms that are available with respect to loans made to all of Lincoln Federal's employees. At present, Lincoln Federal offer loans to its executive officers, directors, principal shareholders and employees with an interest rate that is .5% lower than the rate generally available to the public, but otherwise are offered with substantially the same terms as those prevailing for comparable transactions. All loans to directors and executive officers must be approved in advance by a majority of the disinterested members of the Board of Directors. Lincoln Federal's policy regarding loans to directors and employees meets the requirements of current law. Loans to directors, executive officers and their associates totaled approximately $1.3 million, or 1.2% of equity capital at December 31, 1998.

                                     PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      List the following documents filed as part of the report:

         Financial Statements
         Consolidated Balance Sheet at December 31, 1998, and 1997
         Consolidated Statement of Income for the Years Ended December 31, 1998,
             1997, and 1996
         Consolidatd  Statement of  Comprehensive Income for the Years Ended
             December 31, 1998, 1997 and 1996
         Consolidated  Statement of Changes in Shareholders'  Equity for the
             Years Ended December 31, 1998, 1997, and 1996.
         Consolidated Statement of Cash Flows for the Years Ended December 31,
             1998, 1997, and 1996
         Notes to Consolidated Financial Statements

(b)      Reports on Form 8-K.

         The Holding Company filed no reports on Form 8-K during the quarter ended December 31, 1998.

(c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page E-1. Included in those exhibits is an executive compensation plan and arrangement which is identified as
         Exhibit 10(5).

(d) All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.

                                   SIGNATURES

         Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                                  LINCOLN BANCORP


Date: March 31, 1999                              By: /s/ T. Tim Unger
                                                  ------------------------------
                                                  T. Tim Unger, President and
                                                  Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 31st day of March, 1999.

     Signatures                          Title                         Date

(1)  Principal Executive Officer:



     /s/ T. Tim Unger                                            )
     ---------------------------                                 )
     T. Tim Unger                    President and               )
                                     Chief Executive Officer     )
                                                                 )
                                                                 )
(2)  Principal Financial and                                     )
     Accounting Officer:                                         )
                                                                 )
                                                                 )
     /s/ John M. Baer                Treasurer                   )
     ---------------------------                                 )
     John M. Baer                                                )
                                                                 )
                                                                 )March 31, 1999
                                                                 )
(3)  The Board of Directors:                                     )
                                                                 )
                                                                 )
     /s/ Lester N. Bergum            Director                    )
     ---------------------------                                 )
     Lester N. Bergum                                            )
                                                                 )
                                                                 )
     /s/ W. Thomas Harmon            Director                    )
     ---------------------------                                 )
     W. Thomas Harmon                                            )
                                                                 )
                                                                 )
     /s/ Jerry R. Holifield          Director                    )
     ---------------------------                                 )
     Jerry R. Holifield                                          )

     /s/ Wayne E. Kessler            Director                    )
     ---------------------------                                 )
     Wayne E. Kessler                                            )
                                                                 )
                                                                 )
     /s/ David E. Mansfield          Director                    )
     ---------------------------                                 )
     David E. Mansfield                                          )
                                                                 )
                                                                 )March 31, 1999
     /s/ John C. Milholland          Director                    )
     ---------------------------                                 )
     John C. Milholland                                          )
                                                                 )
                                                                 )
     /s/ T. Tim Unger                Director                    )
     ---------------------------                                 )
     T. Tim Unger                                                )
                                                                 )
                                                                 )
     /s/ Edward E. Whalen            Director                    )
     ---------------------------                                 )
     Edward E. Whalen                                            )
                                                                 )
                                                                 )
     /s/ John L. Wyatt               Director                    )
     ---------------------------                                 )
     John L. Wyatt                                               )

                                  EXHIBIT INDEX

Exhibit No.             Description                                       Page

       3(1) Registrant's Articles of Incorporation are incorporated by reference to to Exhibit 3(1) to the Registration Statement

       (2) Registrant's Code of By-Laws is incorporated by reference to to Exhibit 3(2) to the Registration Statement

     10(5) Employment Agreement between Lincoln Federal Savings Bank and T. Tim Unger is incorporated by reference to to
               Exhibit 10(5) to the Registration Statement

       21      Subsidiaries of the Registrant

       27      Financial Data Schedule (filed electronically)