Form 10-Q
period 1999-03-31
LINCOLN BANCORP /IN/
filed 1999-05-17
CIK 1070259

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR

[  ]       TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                        Commission file number: 333-63373

                                 LINCOLN BANCORP
               (Exact name of registrant specified in its charter)

              Indiana                                         35-2055553
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

                              1121 East Main Street
                         Plainfield, Indiana 46168-0510
          (Address of principal executive offices, including Zip Code)

                                 (317) 839-6539
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of March 31, 1999 was 7,009,250.

                         LINCOLN BANCORP AND SUBSIDIARY
                                    FORM 10-Q

                                      INDEX

                                                                       Page No.

FORWARD LOOKING STATEMENT                                                    3

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                  Consolidated Condensed Balance Sheet
                  as of March 31, 1999 and December 31, 1998
                  (Unaudited)                                                4

                  Consolidated Condensed Statement of Income for
                  the three months ended March 31, 1999 and 1998
                  (Unaudited)                                                5

                  Consolidated Condensed Statement of Comprehensive
                  Income for the three months ended March 31, 1999
                  and 1998 (Unaudited)                                       6

                  Consolidated Condensed Statement of Shareholders'
                  Equity for the three months ended March 31, 1999
                  (Unaudited)                                                7

                  Consolidated  Condensed  Statement of Cash Flows
                  for the three months ended March 31, 1999 and 1998
                  (Unaudited)                                                8

                  Notes to Unaudited Consolidated Condensed
                  Financial Statements                                       9

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                     9

Item 3.       Quantitative and Qualitative Disclosures about Market Risk    12

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                             14
Item 2.       Changes in Securities                                         14
Item 3.       Defaults Upon Senior Securities                               14
Item 4.       Submission of Matters to a Vote of Security Holders           14
Item 5.       Other Information                                             14
Item 6.       Exhibits and Reports on Form 8-K                              14

SIGNATURES                                                                  15

                                    FORM 10-Q
                            FORWARD LOOKING STATEMENT

This Quarterly Report on Form 10-Q ("Form 10-Q") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined in the notes to the consolidated condensed financial statements), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; or regulatory changes.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         LINCOLN BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)


                                                                                     March 31,           December 31,
                                                                                        1999                 1998
                                                                                --------------------- --------------------
    Assets
         Cash and due from banks                                                $     1,892,231        $    4,245,128
         Interest-bearing demand deposits in other banks                              6,833,602            18,662,229
                                                                                --------------------- --------------------
             Cash and cash equivalents                                                8,725,833            22,907,357
         Investment securities
             Available for sale                                                     166,690,406           129,275,575
             Held to maturity                                                           750,000             1,250,000
                                                                                --------------------- --------------------
                  Total investment securities                                       167,440,406           130,525,575
         Loans                                                                      212,558,554           197,432,997
             Allowance for loan losses                                                1,542,204             1,512,205
                                                                                --------------------- --------------------
                  Net Loans                                                         211,016,350           195,920,792
         Premises and equipment                                                       3,667,993             3,379,460
         Investments in limited partnerships                                          2,304,523             2,386,994
         Federal Home Loan Bank stock                                                 5,446,700             5,446,700
         Interest receivable                                                          2,196,793             1,773,063
         Other assets                                                                 3,952,875             4,108,163
                                                                                --------------------- --------------------

             Total assets                                                        $  404,751,473       $   366,448,104
                                                                                ===================== ====================

    Liabilities
         Deposits
             Noninterest-bearing                                                $     2,872,950       $     2,484,444

             Interest-bearing                                                       203,610,461           209,525,347
                                                                                --------------------- --------------------
                  Total deposits                                                    206,483,411           212,009,791
         Short term borrowings                                                        4,600,000
         Federal Home Loan Bank advances                                             81,263,455            33,263,455
         Note payable                                                                 1,714,001             2,202,501
         Due to broker                                                                                     10,025,000
         Interest payable                                                             1,053,485             1,108,514
         Other liabilities                                                            3,119,803             1,731,061
                                                                                --------------------- --------------------
             Total liabilities                                                      298,234,155           260,340,322
                                                                                --------------------- --------------------

    Commitments and Contingent Liabilities






    Shareholders' Equity
         Preferred stock,  without par value
             Authorized and unissued - 2,000,000 shares
         Common stock, without par value
             Authorized - 20,000,000 shares
             Issued and outstanding - 7,009,250 shares                               68,875,521            68,879,373
         Retained earnings                                                           43,371,973            42,548,260
         Accumulated other comprehensive income                                        (221,321)              287,549
         Unearned employee stock ownership plan ("ESOP") shares                      (5,508,855)          (5,607,400)
                                                                                --------------------- --------------------
             Total shareholders' equity                                             106,517,318           106,107,782
                                                                                --------------------- --------------------

             Total liabilities and shareholders' equity                          $  404,751,473        $  366,448,104
                                                                                ===================== ====================


See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statement of Income
                                   (Unaudited)


                                                                                                 Three Months Ended
                                                                                                      March 31
                                                                                       ------------------- -------------------
                                                                                              1999                1998
                                                                                       ------------------- -------------------
Interest Income
     Loans, including fees                                                             $  3,985,924        $  4,908,953
     Investment securities                                                                2,273,162             658,172
     Deposits with financial institutions                                                   107,206             113,508
     Dividend income                                                                        107,442             107,442
                                                                                       ------------------- -------------------
         Total interest and dividend income                                               6,473,734           5,788,075
                                                                                       ------------------- -------------------

Interest Expense
     Deposits                                                                             2,460,864           2,618,420
     Short term borrowings                                                                   11,056
     Federal Home Loan Bank advances                                                        655,802             830,136
                                                                                       ------------------- -------------------
         Total interest expense                                                           3,127,722           3,448,556
                                                                                       ------------------- -------------------

Net Interest Income                                                                       3,346,012           2,339,519
     Provision for loan losses                                                               31,050              45,369
                                                                                       ------------------- -------------------
Net Interest Income After Provision for Loan Losses                                       3,314,962           2,294,150
                                                                                       ------------------- -------------------

Other Income
     Net realized and unrealized gains on loans                                               2,835              32,360
     Net unrealized losses on sales of available-for-sale                                    (3,904)
        securities
     Equity in losses of limited partnerships                                               (82,471)           (115,000)
     Other income                                                                           232,923             177,144
                                                                                       ------------------- -------------------
         Total other income                                                                 149,383              94,504
                                                                                       ------------------- -------------------

Other Expenses
     Salaries and employee benefits                                                         803,358             663,384
     Net occupancy expenses                                                                  73,313              58,397
     Equipment expenses                                                                     143,783             149,907
     Deposit insurance expense                                                               47,671              46,314
     Data processing fees                                                                   164,277             151,258
     Professional fees                                                                       33,063              43,007
     Director and committee fees                                                             37,948              42,100
     Mortgage servicing rights amortization                                                 (17,084)             56,154
     Other expenses                                                                         233,289             157,851
                                                                                       ------------------- -------------------
         Total other expenses                                                             1,519,618           1,368,372
                                                                                       ------------------- -------------------

Income Before Income Tax                                                                  1,944,727           1,020,282
     Income tax expense                                                                     700,459             289,736
                                                                                       ------------------- -------------------

Net Income                                                                             $  1,244,268        $    730,546
                                                                                       =================== ===================

Basic earnings per share                                                               $        .19
                                                                                       ===================
Diluted earnings per share                                                                      .19
                                                                                       ===================




See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Comprehensive Income
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                -------------------------------------
                                                                                      1999               1998
                                                                                ------------------ ------------------
                                                                                  $  1,244,268         $  730,546
    Net Income
    Other comprehensive income, net of tax
          Unrealized losses on securities available for sale
              Unrealized holding losses arising during the period, net of
              tax benefit of $335,316 and $21,541                                    (511,228)           (32,842)
              Less: Reclassification adjustment for losses included in net             (2,358)
              income, net of tax benefit of $1,546
                                                                                ------------------ ------------------
                                                                                     (508,870)           (32,842)
                                                                                ------------------ ------------------
     Comprehensive income                                                         $    735,398         $  697,704
                                                                                ================== ==================

                         LINCOLN BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                    For the Three Months Ended March 31, 1999
                                   (Unaudited)




                                                Common Stock                           Accumulated
                                         ----------------------------                     Other          Unearned
                                           Shares                       Retained      Comprehensive        ESOP
                                         Outstanding      Amount        Earnings          Income          Shares           Total
                                         ------------ --------------- -------------- ----------------- -------------- --------------

Balances, January 1, 1999                7,009,250    $ 68,879,373     $ 42,548,260   $    287,549     $  (5,607,400) $ 106,107,782

  Net income for the period                                               1,244,268                                       1,244,268
  Unrealized losses on securities,
    net of reclassification adjustment                                                   (508,870)                         (508,870)
  ESOP shares earned                                         9,854                                            98,545        108,399
  Additional conversion costs                              (13,706)                                                         (13,706)
  Cash dividends ($.06 per share)                                         (420,555)                                        (420,555)
                                         ------------ --------------- -------------- ----------------- -------------- --------------

Balances, March 31, 1999                   7,009,250  $ 68,875,521     $ 43,371,973   $  (221,321)     $ (5,508,855)  $ 106,517,318
                                         ============ =============== ============== ================= ============== ==============

                         LINCOLN BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)


                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                         -------------------- -------------------
                                                                                               1999                1998
                                                                                         -------------------- -------------------
    Operating Activities
         Net income                                                                      $   1,244,268        $       730,546
         Adjustments to reconcile net income to net
          cash provided (used) by  operating activities
           Provision for loan losses                                                            31,050               45,369
           Gain on sale of  foreclosed real estate                                              (9,449)              (1,629)
           Loss on disposal of premises and equipment                                            4,219                6,856
           Investment securities accretion, net                                                (63,604)              (4,704)
           Investment securities (gains) losses                                                  3,904
           Equity in losses of limited partnerships                                             82,471              115,000
           Amortization of net loan origination fees                                           (97,066)            (113,297)
           Depreciation and amortization                                                       107,488              116,884
           Deferred income tax benefit                                                         461,773              (53,617)
           ESOP shares earned                                                                  108,399
           Net change in:
             Interest receivable                                                              (423,730)             138,161
             Interest payable                                                                  (55,029)             (24,661)
             Other assets                                                                     (221,183)            (169,273)
             Other liabilities                                                                  23,572               28,596
             Income taxes receivable/payable                                                   529,017              343,363
                                                                                         -------------------- -------------------
                  Net cash provided (used) by operating activities                           1,726,100            1,157,594
                                                                                         -------------------- -------------------

    Investing Activities
         Purchases of securities available for sale                                        (64,794,311)
         Proceeds from sales of securities available for sale                               10,259,375
         Proceeds from maturities of securities available for sale                           6,312,166            1,467,155
         Proceeds from maturities of securities held to maturity                               500,000            4,135,000
         Net change in loans                                                               (10,978,307)           4,669,881
         Purchases of loans                                                                 (3,993,635)
         Purchases of property and equipment                                                  (400,240)            (220,025)
         Proceeds from sale of foreclosed  real estate                                          54,907               33,600
         Contribution to limited partnership                                                                       (195,000)
                                                                                         -------------------- -------------------
                  Net cash provided (used) by investing activities                         (63,040,045)           9,890,611
                                                                                         -------------------- -------------------

    Financing Activities
         Net change in
            Noninterest-bearing, interest-bearing demand,
               money market and savings deposits                                             3,511,779            2,187,032

            Certificates of deposit                                                         (9,038,159)           5,219,124
            Short-term borrowings                                                            4,600,000
         Proceeds from FHLB advances                                                        55,000,000
         Repayment of FHLB advances                                                         (7,000,000)         (18,000,000)
         Payment on note payable to limited partnership                                       (488,500)            (488,500)
         Additional conversion costs                                                           (13,706)
         Net change in advances by borrowers for taxes and insurance                           561,007              825,215
                                                                                         -------------------- -------------------
                  Net cash provided (used)  by financing activities                         47,132,421          (10,257,129)
                                                                                         -------------------- -------------------

    Net Change in Cash and Cash Equivalents                                                (14,181,524)             791,076

    Cash and Cash Equivalents, Beginning of Period                                          22,907,357           18,957,681
                                                                                         -------------------- -------------------

    Cash and Cash Equivalents, End of Period                                             $   8,725,833        $   19,748,757
                                                                                         ==================== ===================

    Additional Cash Flows and Supplementary Information
         Interest paid                                                                   $   3,182,751        $     3,473,217
         Income tax paid                                                                           ---                  ---
         Loan balances transferred to foreclosed real estate                                       ---                 63,480


    See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
         Notes to Unaudited Consolidated Condensed Financial Statements

Note 1: Basis of Presentation

The consolidated financial statements include the accounts of Lincoln Bancorp (the "Company"), its wholly owned subsidiary, Lincoln Federal Savings Bank, a federally chartered savings bank ("Lincoln Federal"), and Lincoln Federal's wholly owned subsidiary, L-F Service Corporation ("L-F Service"). A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 1998 Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at March 31, 1999, and for the three months ended March 31, 1999 and 1998, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted average common and common equivalent shares outstanding during the period subsequent to Lincoln Federal's conversion to a stock savings bank on December 30, 1998. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding. For the three months ended March 31, 1999, weighted average shares outstanding for basic and diluted earnings per share were 6,453,437.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Lincoln Bancorp, an Indiana corporation (the "Company"), was organized in September, 1998. On December 30, 1998, it acquired the common stock of Lincoln Federal Savings Bank ("Lincoln Federal") upon the conversion of Lincoln Federal from a federal mutual savings bank to a federal stock savings bank.

Lincoln Federal was originally organized in 1884 as Ladoga Federal Savings and Loan Association, located in Ladoga, Indiana. In 1979 Ladoga Federal merged with Plainfield First Federal Savings and Loan Association, a federal savings and loan association located in Plainfield, Indiana which was originally organized in 1896. Following the merger, the Bank changed its name to Lincoln Federal Savings and Loan Association and, in 1984, adopted its current name, Lincoln Federal Savings Bank. Lincoln Federal currently conducts its business from six full-service offices located in Hendricks, Montgomery, Clinton and Morgan Counties, Indiana, with its main office located in Plainfield. Lincoln Federal opened an office in Avon, Indiana in January, 1999 and its newest office in Mooresville, Indiana in April, 1999. The Bank's principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by first mortgage liens on one- to four-family residential real estate. Lincoln Federal's deposit accounts are insured up to applicable limits by the SAIF of the FDIC.

Lincoln Federal offers a number of financial services, including: (I) one-to four-family residential real estate loans; (ii) commercial real estate loans;
(iii) real estate construction loans; (iv) land loans; (v) multi-family residential loans; (vi) consumer loans, including home equity loans and automobile loans; (vii) commercial loans; (viii) money market demand accounts ("MMDAs"); (ix) savings accounts; (x) checking accounts; (xi) NOW accounts; and
(xii) certificates of deposit.


Lincoln Federal currently owns one subsidiary, L-F Service corporation ("L-F Service"), whose assets consist of an investment in Family Financial Life Insurance Company ("Family Financial") and in Bloomington Housing Associates, L.P. ("BHA"). Family Financial is an Indiana stock insurance company that primarily engages in retail sales of mortgage and credit insurance products in connection with loans originated by its shareholder financial institutions. BHA is an Indiana limited partnership that was organized to construct, own and operate a 130-unit apartment complex in Bloomington, Indiana (the "BHA project"). Development of the BHA Project has been completed and the project is performing as planned.

Lincoln Federal's results of operations depend primarily upon the level of net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and costs incurred with respect to interest-bearing liabilities, primarily deposits and borrowings. Results of operations also depend upon the level of Lincoln Federal's non-interest income, including fee income and service charges, and the level of its non-interest expenses, including general and administrative expenses.

Financial Condition

Total assets increased $38.3 million, or 10.5% at March 31, 1999, compared to December 31, 1998. The increase was primarily in investment securities available for sale and net loans. Investment securities available for sale increased $37.4 million, or 28.9%. Net loans increased $15.1 million, or 7.6% due primarily to the funding of one-to four-family residential mortgage loans that were in process at December 31, 1998 and the purchase of approximately $4.0 million of one-to four-family residential mortgage loans from another financial institution. These increases were offset by a decrease in cash and cash equivalents. Cash and cash equivalents decreased by $14.2 million, or 61.9%. These balance sheet changes were a result of a leverage strategy to increase net interest income and improve the Company's return on average assets and equity.

Deposits decreased $5.5 million to $206.5 million during the first quarter of 1999. The decline in deposits was primarily a result of the run-off of maturing certificates of deposit specials.

Total borrowed funds increased $52.1 million from December 31, 1998 to March 31, 1999. The increase in total borrowed funds was comprised of an increase in FHLB advances of $48.0 million, an increase in repurchase agreements of $4.6 million and a decrease in the note payable to a limited partnership of $489,000. The increase in total borrowings reflects the Company's decision to leverage its earning assets when appropriate. The proceeds from borrowings were used primarily to fund investments in mortgage-backed and other investment grade securities available for sale.

Stockholders' equity increased $410,000 from $106.1 million at December 31, 1998 to $106.5 million at March 31, 1999. The increase was due to net income for the quarter ended March 31, 1999 of $1.2 million and Employee Stock Ownership Plan ("ESOP") shares earned of $108,000. A cash dividend declared of $421,000 and additional stock conversion costs recorded in the first quarter of 1999 of $14,000 offset these increases.


Comparison  of  Operating  Results for the Three Months Ended March 31, 1999 and
1998

Net income increased $514,000, or 70.3%, from $731,000 for the three months ended March 31, 1998 to $1.2 million for the three months ended March 31, 1999. The increase was primarily due to an increase in net interest income offset by increases in noninterest expenses and income tax expense. The return on average assets was 1.34% and .93 % for the three months ended March 31, 1999 and 1998, respectively.

Interest income increased $686,000, or 11.8%, from $5.8 million for the three months ended March 31, 1998 to $6.5 million for the same period in 1999. Interest expense decreased $321,000, or 9.3%, from $3.5 million for the three months ended March 31, 1998 to $3.1 million for the same period in 1999. As a result, net interest income for the three months ended March 31, 1999 increased $1.0 million or 43.0%, compared to the same period in 1998. The increase in net interest income was due primarily to an increase in the volume of average investment securities available for sale. The increase in average investment securities available for sale was primarily attributable to the proceeds received in conjunction with the Company's stock issuance. Net proceeds of the Company's stock issuance, after costs and excluding the shares issued for the ESOP, were $61.3 million.

The Company's provision for loan losses for the three months ended March 31, 1999 was $31,000 compared to $45,000 for the same period in 1998. Net charge-offs were $1,000 and $14,000, respectively.

Noninterest income increased $55,000, or 58.1%, for the three months ended March 31, 1999 compared to the same period in 1998 primarily due to an increase in other income of $56,000 and decreased losses of $33,000 from the investment in a low-income housing limited partnership. The increase in other income was due to increases in a variety of other income categories and was not attributable to any one item. These increases were partially offset by a $30,000 decrease in net realized and unrealized gains on loans.

Noninterest expense increased $151,000, or 11.1%, for the three months ended March 31, 1999 compared to the same period in 1998. Salaries and employee benefits were $803,000 for the three months ended March 31, 1999 compared to $663,000 for the 1998 period, an increase of $140,000, or 21.1%. This increase resulted primarily from $108,000 of compensation expense related to the ESOP. Also, the Company's compensation expense increased as a result of additional staffing for the two branches opened in 1999. Other expenses also increased $75,000 for the three months ended March 31, 1999 compared to the same period in 1998. The increase in other expenses resulted from nominal increases in a variety of expense categories. These increases in salaries and employee benefits and other expenses were offset by a decrease in mortgage servicing rights amortization of $73,000. The decline in mortgage servicing rights amortization was primarily a result of a change in the prepayment speeds of loans serviced for others.

Income tax expense increased $411,000 for the three months ended March 31, 1999 compared to the same period in 1998. The increase was a result of an increase in taxable income for the period and a decrease in low income tax credits available. The Company has two low-income housing partnerships of which the final tax credits for one of the two partnerships were used in 1998.

Asset Quality

Lincoln Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements, which are not, necessarily consistent with generally accepted accounting principles. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Lincoln Federal's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Lincoln Federal had no loans classified as special mention as of March 31, 1999 and December 31, 1998. In addition, Lincoln Federal had $1.2 million and $905,000 of loans classified as substandard at March 31, 1999 and December 31, 1998, respectively. The increase in loans classified as substandard was primarily attributable to an increase in mortgage loans past due greater than ninety days but not on non-accrual status. Lincoln Federal reviews all loans on an individual basis when the loan reaches ninety days past due to determine whether non-accrual status in necessary. At March 31, 1999 and December 31, 1998, no loans were classified as doubtful or loss. At March 31, 1999, and December 31, 1998, respectively, non-accrual loans were $764,000 and $959,000. The allowance for loan losses was $1.5 million or approximately .7% of net loans at March 31, 1999 and December 31, 1998.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 4%. As of March 31, 1999, Lincoln Federal had liquid assets of $100.7 million and a liquidity ratio of 53.8%.



Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is (http://www.sec.gov).


Year 2000 Compliance

The Company's lending and deposit activities depend significantly upon computer systems to process and record transactions. Management is aware of the potential Year 2000 related problems that may affect the operating systems that control the Company's computers as well as those of its third-party data service providers that maintain many of its records. In 1997, management began the process of identifying any Year 2000 related problems that may affect the Company's computer systems, and management is closely monitoring the data service providers' progress in making they systems Year 2000 compliant. Management currently expects to complete testing for Year 2000 compliance by the second quarter of 1999.

Management has contacted the approximately 20 companies that supply or service the Company's material operations requesting that they certify that they have plans to make their respective computer systems Year 2000 compliant. Management established a December 31, 1998 deadline for these companies to provide this certification and, as of that date, approximately 90% of these companies had responded to this inquiry. The Company has delivered a second notice to the service providers who did not respond to the first inquiry and has established a deadline of June 30, 1999 for these companies to respond. Once a certification is received from a service provider, management intends to continuously monitor the progress that the service provider makes in meeting the Company's targeted schedule for becoming Year 2000 compliant. The Company's electronic data service provider, whose services are integral to its operations, has provided certification to management that its computer systems are Year 2000 compliant. The Company is currently testing the data that is maintained on its electronic data service provider's system and will continue testing throughout 1999 to ensure that the system is Year 2000 compliant. The deadline that management has established for the Company's remaining service providers to certify that their systems are Year 2000 compliant should provide management sufficient time to identify and contract with alternative service providers to replace any provider that cannot certify that it is, or soon will be, Year 2000 compliant. Management does not expect the expense of such changes in suppliers or services to be material to its operations, financial condition or results. Notwithstanding the efforts management has made, no assurances can be given that the systems of its service providers will be timely renovated to address the Year 2000 issue.

In addition to possible expenses related to the Company's own systems and those of its service providers, the Company could incur losses if Year 2000 problems affect any of its significant borrowers or impair the payroll systems of large employers it is market area, either of which could delay loan payments by the Company's borrowers. Management has contacted the approximately 23 commercial borrowers with outstanding loans in excess of $300,000 to request that they certify by the end of November, 1998 that their computer systems were, or soon would be, Year 2000 compliant. In addition, the Company currently requires that borrowers under new commercial loans that it originates to certify that they are aware of the Year 2000 issue and will give all necessary attention to insure that their information technology will be Year 2000 compliant. Because the Company's loan portfolio to individual borrowers is diversified and its market area does not depend significantly upon one employer or industry, the Company does not expect any significant or prolonged Year 2000 related difficulties that will affect net earnings or cash flow. Management believes that the Company's expenses related to upgrading its systems and software for Year 2000 compliance will not exceed $300,000. At March 31, 1999, the Company had spent approximately $102,000 in connection with Year 2000 compliance.
Management does not consider the additional cost of these efforts to be significant.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of March 31, 1999 and 1998, is an analysis performed by the OTS of Lincoln Federal's interest rate risk as measured by changes in Lincoln Federal's net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.



                                 March 31, 1999

                               Net Portfolio Value                       NPV as % of PV of Assets
   Changes
  In Rates        $ Amount         $ Change           %Change           NPV Ratio           Change
  --------        --------         ---------          -------           ---------           ------

+300 bp               53,590          -33,117           -38%              14.45%            -657 bp
+200 bp               64,978          -21,730           -25%              16.88%            -414 bp
+100 bp               76,289          -10,419           -12%              19.12%            -191 bp
  0 bp                86,707                                              21.02%
-100 bp               95,401            8,694            10%              22.48%            +146 bp
-200 bp              102,729           16,022            18%              23.62%            +260 bp
-300 bp              111,367           24,660            28%              24.91%            +389 bp



                                 March 31, 1998

                               Net Portfolio Value                       NPV as % of PV of Assets
   Changes
  In Rates        $ Amount         $ Change           %Change           NPV Ratio           Change
  --------        --------         ---------          -------           ---------           ------

+300 bp               31,010          -18,128           -37%              10.57%            -485 bp
+200 bp               37,667          -11,470           -23%              12.46%            -296 bp
+100 bp               43,979           -5,159           -10%              14.14%            -128 bp
   0 bp               49,137                                              15.42%
-100 bp               51,925            2,788            +6%              16.02%             +60 bp
-200 bp               51,910            2,772            +6%              15.88%             +46 bp
-300 bp               51,788            2,650            +5%              15.71%             +29 bp


The analysis at March 31, 1999 indicates that there have been no material changes in market interest rates or in Lincoln Federal's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in
Item 7A of the Company's Annual Report on Form 10-K for the period ended December 31, 1998.

PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings

              None.

Item 2.       Changes in Securities and Use of Proceeds

              None.

Item 3.       Defaults Upon Senior Securities.

              None.

Item 4.       Submission of Matters to Vote of Security Holders.

              None.

Item 5.       Other Information.

              None.

Item 6.       Exhibits and Reports on Form 8-K.

                    (a) Exhibits 27.  Financial Data Schedule

                    (b) No  reports on Form 8-K were  filed  during the  quarter ended March 31, 1999.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                LINCOLN BANCORP

Date:         May 14, 1999                      By: /s/ T. Tim Unger
              ------------                      --------------------
                                                T. Tim Unger
                                                President and Chief Executive
                                                Officer



Date:         May 14, 1999                      By: /s/ John M. Baer
              ------------                      --------------------
                                                John M. Baer
                                                Treasurer