Form 10-Q
period 1999-06-30
LINCOLN BANCORP /IN/
filed 1999-08-12
CIK 1070259

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of June 30, 1999 was 7,009,250.

                         LINCOLN BANCORP AND SUBSIDIARY
                                    FORM 10-Q

                                      INDEX

                                                                        Page No.

FORWARD LOOKING STATEMENT                                                    3

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

            Consolidated Condensed Balance Sheet (Unaudited)                 4

            Consolidated Condensed Statement of Income (Unaudited)           5

            Consolidated Condensed Statement of Comprehensive
               Income (Unaudited)                                            6

            Consolidated Condensed Statement of
               Shareholders' Equity (Unaudited)                              7

            Consolidated Condensed Statement of Cash Flows (Unaudited)       8

            Notes to Unaudited Consolidated Condensed Financial Statements   9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                         9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk        13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 16
Item 2.   Changes in Securities                                             16
Item 3.   Defaults Upon Senior Securities                                   16
Item 5.   Other Information                                                 16
Item 6.   Exhibits and Reports on Form 8-K                                  16

SIGNATURES                                                                  17

                                    FORM 10Q
                            FORWARD LOOKING STATEMENT

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

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         LINCOLN BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)


                                                                     June 30,         December 31,
                                                                      1999                1998
                                                                 -------------       -------------
Assets
     Cash and due from banks                                     $   2,263,968       $   4,245,128
     Interest-bearing demand deposits in other banks                 3,763,207          18,662,229
                                                                 -------------       -------------
         Cash and cash equivalents                                   6,027,175          22,907,357
     Investment securities
         Available for sale                                        155,582,109         129,275,575
         Held to maturity                                              500,000           1,250,000
                                                                 -------------       -------------
              Total investment securities                          156,082,109         130,525,575
     Loans                                                         222,175,630         197,432,997
         Allowance for loan losses                                   1,665,624           1,512,205
                                                                 -------------       -------------
              Net loans                                            220,510,006         195,920,792
     Premises and equipment                                          3,785,264           3,379,460
     Investments in limited partnerships                             2,217,641           2,386,994
     Federal Home Loan Bank stock                                    5,446,700           5,446,700
     Interest receivable                                             2,295,999           1,773,063
     Other assets                                                    5,861,682           4,108,163
                                                                 -------------       -------------

         Total assets                                            $ 402,226,576       $ 366,448,104
                                                                 =============       =============

Liabilities
     Deposits
         Noninterest-bearing                                     $   2,295,999       $   2,484,444

         Interest-bearing                                          202,108,616         209,525,347
                                                                 -------------       -------------
              Total deposits                                       204,404,615         212,009,791
     Short term borrowings                                           4,600,000
     Federal Home Loan Bank advances                                84,263,455          33,263,455
     Note payable                                                    1,714,001           2,202,501
     Due to broker                                                  10,025,000
     Interest payable                                                  998,171           1,108,514
     Other liabilities                                               1,981,983           1,731,061
                                                                 -------------       -------------
         Total liabilities                                         297,962,225         260,340,322
                                                                 -------------       -------------

Commitments and Contingent Liabilities
Shareholders' Equity
     Preferred stock,  without par value
         Authorized and unissued - 2,000,000 shares
     Common stock, without par value
         Authorized - 20,000,000 shares
         Issued and outstanding - 7,009,250 shares                  68,883,405          68,879,373
     Retained earnings                                              43,963,770          42,548,260
     Accumulated other comprehensive income                         (3,172,514)            287,549
     Unearned employee stock ownership plan ("ESOP") shares         (5,410,310)         (5,607,400)
                                                                 -------------       -------------
         Total shareholders' equity                                104,264,351         106,107,782
                                                                 -------------       -------------

         Total liabilities and shareholders' equity              $ 402,226,576       $ 366,448,104
                                                                 =============       =============


    See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statement of Income
                                   (Unaudited)


                                                                           Three Months Ended             Six Months Ended
                                                                                June 30,                      June 30,
                                                                      -------------- -------------- --------------- --------------
                                                                          1999           1998            1999           1998
                                                                      -------------- -------------- --------------- --------------
Interest Income
     Loans, including fees                                            $  4,132,625   $  4,335,278   $  8,118,549   $  9,244,231
     Investment securities                                               2,679,409        809,441      4,952,571      1,467,613
     Deposits with financial institutions                                   59,549        371,536        166,755        485,044
     Dividend income                                                       108,635        108,635        216,077        216,077
                                                                      -------------- -------------- -------------- ---------------
         Total interest and dividend income                              6,980,218      5,624,890     13,453,952     11,412,965
                                                                      -------------- -------------- -------------- ---------------

Interest Expense
     Deposits                                                            2,356,412      2,717,470      4,817,276      5,335,890
     Short term borrowings                                                  59,186                        70,242
     Federal Home Loan Bank advances                                     1,072,735        689,336      1,728,537      1,519,472
                                                                      -------------- -------------- -------------- ---------------
         Total interest expense                                          3,488,333      3,406,806      6,616,055      6,855,362
                                                                      -------------- -------------- -------------- ---------------

Net Interest Income                                                      3,491,885      2,218,084      6,837,897      4,557,603
     Provision for loan losses                                             200,114        364,568        231,164        409,937
                                                                      -------------- -------------- -------------- ---------------
Net Interest Income After Provision for Loan Losses                      3,291,771      1,853,516      6,606,733      4,147,666
                                                                      -------------- -------------- -------------- ---------------

Other Income
     Net realized and unrealized gains (losses) on loans                     9,780       (146,682)        12,615       (114,322)
     Net realized gains on sales of available-for-sale securities                         104,980         (3,904)       104,980
     Equity in losses of limited partnerships                              (86,882)      (153,134)      (169,353)      (268,134)
     Other income                                                          210,204        201,519        443,127        378,663
                                                                      -------------- -------------- -------------- ---------------
         Total other income                                                133,102          6,683        282,485        101,187
                                                                      -------------- -------------- -------------- ---------------

Other Expenses
     Salaries and employee benefits                                        871,745        655,105      1,675,103      1,318,489
     Net occupancy expenses                                                 82,106         76,780        155,419        135,177
     Equipment expenses                                                    122,742        149,977        266,525        299,884
     Deposit insurance expense                                              34,635         53,200         82,306         99,514
     Data processing fees                                                  191,294        217,915        355,571        369,173
     Professional fees                                                      56,099        134,474         89,162        177,481
     Director and committee fees                                            36,149         40,837         74,097         82,937
     Mortgage servicing rights amortization                                 49,374         70,220         32,290        126,374
     Other expenses                                                        360,647        328,693        593,936        486,544
                                                                      -------------- -------------- -------------- ---------------
         Total other expenses                                            1,804,791      1,727,201      3,324,409      3,095,573
                                                                      -------------- -------------- -------------- ---------------

Income Before Income Tax                                                 1,620,082        132,998      3,564,809      1,153,280
     Income tax expense                                                    607,730       (103,348)     1,308,189        186,388
                                                                      -------------- -------------- -------------- ---------------
Income Before Extraordinary Item                                         1,012,352        236,346      2,256,620        966,892
     Early extinguishment of debt, net of income taxes                                   (150,303)                     (150,303)
                                                                      -------------- -------------- -------------- ---------------
Net Income                                                            $   1,012,352  $     86,043   $  2,256,620   $    816,589
                                                                      ============== ============== ============== ===============

Basic earnings per share                                              $          16                 $         .35
                                                                      ==============
                                                                                                    ==============
Diluted earnings per share                                                      .16                           .35
                                                                      ==============                ==============




See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Comprehensive Income
                                   (Unaudited)



                                                                    Three Months Ended                 Six Months Ended
                                                                         June 30,                          June 30,
                                                                   1999             1998            1999             1998
                                                              ---------------- -------------   ---------------- ----------------
                                                                                                   $  2,256,620        $  816,589
    Net income                                                   $  1,012,352        $ 86,043
    Other comprehensive income, net of tax
          Unrealized losses on securities  available
              for sale Unrealized holding
              gains  (losses)  arising  during
              the  period,  net of tax  expense
              (benefit) of $(1,935,697), $63,812,
              $(2,271,013) and $42,271                             (2,951,193)         97,289       (3,462,421)            64,447

              Less: Reclassification adjustment for gains                                               (2,358)            63,397
              (losses) included in net income, net of tax
              expense (benefit) of  $41,582, $(1,546) and
              $41,582                                                                  63,397
                                                              ---------------- --------------- ---------------- ----------------
                                                                  (2,951,193)          33,892       (3,460,063)             1,050
                                                                                               ---------------- ----------------
                                                              ================ ===============
     Comprehensive income                                        $(1,938,841)      $  119,935      $(1,203,443)        $  817,639
                                                              ================ =============== ================   ===============






See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                                   (Unaudited)



                                                                                       Accumulated
                                                Common Stock                              Other        Unearned
                                         ----------------------------
                                           Shares                       Retained      Comprehensive      ESOP
                                         Outstanding      Amount        Earnings          Income        Shares          Total
                                         ------------ --------------- -------------- ----------------------------- -----------------

Balances, January 1, 1999                7,009,250    $ 68,879,373     $ 42,548,260       $287,549    $(5,607,400)    $ 106,107,782


  Net income for the period                                               2,256,620                                       2,256,620
  Unrealized losses on securities,
    net of reclassification adjustment                                                   (3,460,063)                     (3,460,063)
  ESOP shares earned                                        17,738                                        197,090           214,828
  Additional conversion costs                              (13,706)                                                         (13,706)
  Cash dividends ($.12 per share)                                         (841,110)                                        (841,110)
                                         ------------ --------------- -------------- ----------------------------- -----------------

Balances, June 30, 1999                  7,009,250     $ 68,883,405   $  43,963,770   $  (3,172,514)  $(5,410,310)    $ 104,264,351
                                         ============ =============== ============== =============== ==============  ===============








See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                         -------------------- -------------------
                                                                                               1999                1998
                                                                                         -------------------- -------------------
    Operating Activities
         Net income                                                                      $     2,256,620      $     816,589
         Adjustments to reconcile net income to net
          cash provided (used) by  operating activities
           Provision for loan losses                                                           231,164              409,937
           Gain on sale of  foreclosed real estate                                              (9,449)                (434)
           (Gain)  loss on disposal of premises and equipment                                    4,219                7,456
           Investment securities accretion, net                                               (176,495)                 (72)
           Investment securities (gains) losses                                                  3,904             (104,981)
           Equity in losses of limited partnerships                                            169,353              268,134
           Amortization of net loan origination fees                                          (174,123)            (216,970)
           Depreciation and amortization                                                       202,225              237,569
           Deferred income tax benefit                                                         275,315             (150,524)
           ESOP shares earned                                                                  214,828
           Net change in:
             Loans held for sale                                                                                    238,002
             Interest receivable                                                              (522,936)             105,097
             Interest payable                                                                 (110,343)             (15,352)
             Other assets                                                                       (7,834)             122,504
             Other liabilities                                                                (234,565)             (79,552)
             Income taxes receivable/payable                                                   261,625              126,829
                                                                                         -------------------- -------------------
                  Net cash provided by operating activities                                  2,383,508            1,764,232
                                                                                         -------------------- -------------------

    Investing Activities
         Purchases of securities available for sale                                        (64,794,311)         (14,924,502)
         Proceeds from sales of securities available for sale                               10,259,375           21,080,952
         Proceeds from maturities of securities available for sale                          12,646,463            4,137,734
         Proceeds from maturities of securities held to maturity                               750,000            6,135,000
         Net change in loans                                                               (19,827,014)           5,312,468
         Purchases of loans                                                                 (4,761,641)
         Purchases of property and equipment                                                  (612,248)            (257,928)
         Proceeds from sale of foreclosed  real estate                                          54,907              144,501
         Contribution to limited partnership                                                                       (195,000)
         Other investing activities                                                                                (650,000)
                                                                                         -------------------- -------------------
                  Net cash provided (used) by investing activities                         (66,284,469)          20,783,225
                                                                                         -------------------- -------------------

    Financing Activities
         Net change in
            Noninterest-bearing, interest-bearing demand,
               money market and savings deposits                                             6,850,440              266,372
            Certificates of deposit                                                        (14,455,616)           7,042,030
            Short-term borrowings                                                            4,600,000
         Proceeds from FHLB advances                                                        61,000,000           10,000,000
         Repayment of FHLB advances                                                        (10,000,000)         (34,450,000)
         Payment on note payable to limited partnership                                       (488,500)            (488,500)
         Cash dividends                                                                       (420,555)
         Additional conversion costs                                                           (13,706)
         Net change in advances by borrowers for taxes and insurance                           (51,284)            (110,498)
                                                                                         -------------------- -------------------
                  Net cash provided (used)  by financing activities                         47,020,779          (17,740,596)
                                                                                         -------------------- -------------------

    Net Change in Cash and Cash Equivalents                                                (16,880,182)           4,806,861

    Cash and Cash Equivalents, Beginning of Period                                          22,907,357           18,957,681
                                                                                         -------------------- -------------------

    Cash and Cash Equivalents, End of Period                                             $   6,027,175        $  23,764,542
                                                                                         ==================== ===================

    Additional Cash Flows and Supplementary Information
         Interest paid                                                                   $   6,726,398        $   6,897,070
         Income tax paid                                                                       771,250              111,500
         Loan balances transferred to foreclosed real estate                                                        196,872
         Securitization of loans and loans held for sale                                                         39,903,448
         Transfer of loans to loans held for sale                                                                19,611,239


    See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
         Notes to Unaudited Consolidated Condensed Financial Statements

Note 1: Basis of Presentation

The consolidated financial statements include the accounts of Lincoln Bancorp (the "Company"), its wholly owned subsidiary, Lincoln Federal Savings Bank, a federally chartered savings bank ("Lincoln Federal"), and Lincoln Federal's wholly owned subsidiary, L-F Service Corporation ("L-F Service"). A summary of significant accounting policies is set forth in Note 1 of the Notes to Financial Statements included in the December 31, 1998 Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at June 30, 1999, and for the six and three months ended June 30, 1999 and 1998, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted average common and common equivalent shares outstanding during the period subsequent to Lincoln Federal's conversion to a stock savings bank on December 30, 1998. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding. For the six and three months ended June 30, 1999, weighted average shares outstanding for basic and diluted earnings per share were 6,458,365 and 6,463,292 respectively.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

Lincoln Bancorp, an Indiana corporation (the "Company"), was organized in September, 1998. On December 30, 1998, it acquired all of the outstanding common stock of Lincoln Federal Savings Bank ("Lincoln Federal") upon the conversion of Lincoln Federal from a federal mutual savings bank to a federal stock savings bank.

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

Financial Condition

Total assets increased $35.8 million, or 9.7% at June 30, 1999, compared to December 31, 1998. The increase was primarily in investment securities available for sale and net loans. Investment securities available for sale increased $26.3 million, or 20.3%. Net loans increased $24.6 million, or 12.6% due in part to the funding of one- to four-family residential mortgage loans that were in process at December 31, 1998 and the purchase of approximately $4.0 million of one- to four-family residential mortgage loans from another financial institution during the first quarter of 1999. Loan growth continued during the second quarter of 1999 in nearly all loan categories. These increases in investment securities available for sale and loans were offset by a decrease in cash and cash equivalents. Cash and cash equivalents decreased by $16.9 million, or 73.7%. These balance sheet changes were a result of a leverage strategy to increase net interest income and improve the Company's return on average assets and equity.

Deposits decreased $7.6 million to $204.4 million during the six months ended June 30, 1999. The decline in deposits was primarily a result of the run-off of maturing certificates of deposit specials.

Total borrowed funds increased $55.1 million from December 31, 1998 to June 30, 1999. The increase in total borrowed funds was comprised of an increase in FHLB advances of $51.0 million, an increase in repurchase agreements of $4.6 million and a decrease in the note payable to a limited partnership of $489,000. The increase in total borrowings reflects the Company's decision to leverage its earning assets when appropriate. The proceeds from borrowings were used primarily to fund investments in mortgage-backed and other investment grade securities available for sale.

Stockholders' equity decreased $1.8 million from $106.1 million at December 31, 1998 to $104.3 million at June 30, 1999. The decrease was due to unrealized losses of $3.5 million on investment securities available for sale, cash dividends of $841,000 and additional stock conversion costs of $14,000. Net income for the six months ended June 30, 1999 of $2.3 million and Employee Stock Ownership Plan ("ESOP") shares earned of $215,000 offset these decreases.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 1999 and
1998

Net income increased $926,000 from $86,000 for the three months ended June 30, 1998 to $1.0 million for the three months ended June 30, 1999. The increase was primarily due to an increase in net interest income offset by increases in noninterest expenses and income tax expense. In addition, extraordinary expense of $150,000 related to the prepayment of FHLB advances was recorded during the three months ended June 30, 1998. The return on average assets was 1.00% and .11 % for the three months ended June 30, 1999 and 1998, respectively.

Interest income increased $1.4 million, or 24.1%, from $5.6 million for the three months ended June 30, 1998 to $7.0 million for the same period in 1999. Interest expense increased $81,000, or 2.4%, from $3.4 million for the three months ended June 30, 1998 to $3.5 million for the same period in 1999. As a result, net interest income for the three months ended June 30, 1999 increased $1.3 million or 57.4%, compared to the same period in 1998. The net interest margin was 3.55% for the second quarter of 1999 compared to 3.01% for the same period in 1998. The increase in net interest income and the improved margin were primarily the result of revenue from the proceeds of the stock conversion and from balance sheet leveraging. Net proceeds of the Company's stock issuance, after costs and excluding the shares issued for the ESOP, were $61.3 million. A $50.0 million leverage strategy was initiated during the first quarter of 1999.

The Company's provision for loan losses for the three months ended June 30, 1999 was $200,000 compared to $365,000 for the same period in 1998. Net charge-offs were $76,000 and $324,000 for the three months ended June 30, 1999 and 1998, respectively.

Other income for the second quarter of 1999 was $133,000 compared to $7,000 for the second quarter of 1998. Equity in losses of limited partnerships decreased $66,000 from the 1998 period to the 1999 period due to the operating results of the limited partnerships. In addition, other income increased primarily due to $147,000 of losses on loans held for sale at June 30, 1998 offset by $105,000 of gains on sales of investment securities available for sale recorded during the three months ended June 30, 1998 compared to no gains during the comparable period in 1999.

Other expense increased $78,000, or 4.5%, for the three months ended June 30, 1999 compared to the same period in 1998. Salaries and employee benefits were $872,000 for the three months ended June 30, 1999 compared to $655,000 for the 1998 period, an increase of $217,000, or 33.2%. This increase resulted primarily from $107,000 of compensation expense associated with the ESOP. Also, the Company's compensation expense increased as a result of additional staffing for the two branches opened in 1999. The increase in salaries and employee benefits was in part offset by a decrease in professional fees. Professional fees decreased $78,000 for the three months ended June 30, 1999 as compared to the same period in 1998. During 1998, the Bank utilized third parties to assist in loan packaging for sales and securitizations.

Income tax expense increased $711,000 for the three months ended June 30, 1999 compared to the same period in 1998. The increase was a result of an increase in taxable income for the period and a decrease in low income tax credits available. The Company has two low-income housing partnerships of which the final tax credits for one of the two partnerships were used in 1998.

Comparison of Operating Results for the Six Months Ended June 30, 1999 and 1998

Net income increased approximately $1.4 million from $817,000 for the six months ended June 30, 1998 to $2.3 million for the six months ended June 30, 1999. The increase was primarily due to an increase in net interest income offset by increases in other expenses and income tax expense. In addition, extraordinary expense of $150,000 related to the prepayment of FHLB advances was recorded during the six months ended June 30,1998. The return on average assets was 1.16% and .53 % for the six months ended June 30, 1999 and 1998, respectively.

Interest income increased approximately $2.1 million, or 17.9%, from $11.4 million for the six months ended June 30, 1998 to $13.5 million for the same period in 1999. Interest expense decreased $239,000, or 3.5%, from approximately $6.9 million for the six months ended June 30, 1998 to $6.6 million for the same period in 1999. As a result, net interest income for the six months ended June 30, 1999 increased approximately $2.3 million or 50.0%, compared to the same period in 1998. The net interest margin was 3.64% for the six months ended June 30, 1999 compared to 3.06% for the same period in 1998. The increase in net interest income and the improved margin were primarily the result of revenue from the proceeds of the stock conversion and from balance sheet leveraging.

The Company's provision for loan losses for the six months ended June 30, 1999 was $231,000 compared to $410,000 for the same period in 1998. Net charge-offs were $77,000 and $339,000 for the six months ended June 30, 1999 and 1998, respectively.

Other income for the six months ended June 30, 1999 was $282,000, an increase of $181,000 from the $101,000 for the six months ended June 30, 1998. Equity in losses of limited partnerships decreased $99,000 from the 1998 period to the 1999 period due to the operating results of the limited partnerships. In addition, other income increased due in part to $114,000 of losses on loans held for sale at June 30, 1998 offset by $105,000 of gains on sales of investment securities available for sale recorded during the six months ended June 30, 1998 compared to losses of $4,000 during the comparable period in 1999.

Other expenses of $3.3 million increased $229,000, or 7.4%, for the six months ended June 30, 1999 compared to the same period in 1998. Salaries and employee benefits were $1.7 million for the six months ended June 30, 1999 compared to $1.3 million for the 1998 period, an increase of $357,000, or 27.0%. This increase resulted primarily from $215,000 of compensation expense incurred by the Company in connection with the ESOP. Also, the Company's compensation expense increased as a result of additional staffing for the two branches opened in 1999. Other expenses also increased $107,000 for the six months ended June 30, 1999 compared to the same period in 1998. The increase in other expenses resulted from nominal increases in a variety of expense categories. The increases in salaries and employee benefits and other expenses were in part offset by decreases in mortgage servicing rights amortization and professional fees. Mortgage servicing rights amortization was $32,000 for the six months ended June 30 1999 compared to $126,000 for the same period in 1998 due to slower prepayment speeds on serviced mortgages. In addition, professional fees decreased $88,000 for the six months ended June 30, 1999 as compared to the same period in 1998. During 1998, the Bank utilized third parties to assist in loan packaging for sales and securitizations.

Income tax expense increased $1.1 million for the six months ended June 30, 1999 compared to the same period in 1998. The increase was a result of an increase in taxable income for the period and a decrease in low income tax credits available. The Company has two low-income housing partnerships of which the final tax credits for one of the two partnerships were used in 1998.

Asset Quality

Lincoln Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements, which are not, necessarily consistent with generally accepted accounting principles. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Lincoln Federal's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Lincoln Federal had no loans classified as special mention as of June 30, 1999 and December 31, 1998. In addition, Lincoln Federal had $1.0 million and $905,000 of loans classified as substandard at June 30, 1999 and December 31, 1998, respectively. The increase in loans classified as substandard was primarily attributable to an increase in mortgage loans past due greater than ninety days but not on non-accrual status. Lincoln Federal reviews all loans on an individual basis when the loan reaches ninety days past due to determine whether non-accrual status is necessary. At June 30, 1999 and December 31, 1998, no loans were classified as doubtful or loss. At June 30, 1999, and December 31, 1998, respectively, non-accrual loans were $968,000 and $959,000. The allowance for loan losses was $1.7 million or .75% of loans at June 30, 1999 and $1.5 million or .77% of loans at December 31, 1998.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 4%. As of June 30, 1999, Lincoln Federal had liquid assets of $93.5 million and a liquidity ratio of 55.3%.


Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is (http://www.sec.gov).


Year 2000 Compliance

The Company's lending and deposit activities depend significantly upon computer systems to process and record transactions. Management is aware of the potential Year 2000 related problems that may affect the operating systems that control the Company's computers as well as those of its third-party data service providers that maintain many of its records. In 1997, management began the process of identifying any Year 2000 related problems that may affect the Company's computer systems, and management is closely monitoring the data service providers' progress in making their systems Year 2000 compliant. Management completed mission critical testing for Year 2000 compliance in the second quarter of 1999.

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

In addition to possible expenses related to the Company's own systems and those of its service providers, the Company could incur losses if Year 2000 problems affect any of its significant borrowers or impair the payroll systems of large employers in its market area, either of which could delay loan payments by the Company's borrowers. Management contacted, and received replies from, the approximately 23 commercial borrowers with outstanding loans in excess of $300,000 certifying that their computer systems are, or soon will be, Year 2000 compliant. In addition, the Company currently requires that borrowers under new commercial loans that it originates to certify that they are aware of the Year 2000 issue and will give all necessary attention to insure that their information technology will be Year 2000 compliant. Because the Company's loan portfolio to individual borrowers is diversified and its market area does not depend significantly upon one employer or industry, the Company does not expect any significant or prolonged Year 2000 related difficulties that will affect net earnings or cash flow. Management believes that the Company's expenses related to upgrading its systems and software for Year 2000 compliance will not exceed $300,000. At June 30, 1999, the Company had spent approximately $102,000 in connection with Year 2000 compliance. Management does not consider the additional cost of these efforts to be significant.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

An important component of Lincoln Federal's asset/liability management policy includes examining the interest rate sensitivity of its assets and liabilities and monitoring the expected effects of interest rate changes on its net portfolio value.

An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. If Lincoln Federal's assets mature or reprice more quickly or to a greater extent than its liabilities, Lincoln Federal's net portfolio value and net interest income would tend to increase during periods of rising interest rates but decrease during periods of falling interest rates. Conversely, if Lincoln Federal's assets mature or reprice more slowly or to a lesser extent than its liabilities, its net portfolio value and net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates.

Management believes it is critical to manage the relationship between interest rates and the effect on Lincoln Federal's net portfolio value ("NPV"). This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts. Lincoln Federal manages assets and liabilities within the context of the marketplace, regulatory limitations and within limits established by its Board of Directors on the amount of change in NPV which is acceptable given certain interest rate changes.

The OTS issued a regulation, which uses a net market value methodology to measure the interest rate risk exposure of savings associations. Under this OTS regulation, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Savings associations with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from Schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk) based upon certain interest rate changes (discussed below). Associations which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. Because Lincoln Federal's assets exceed $300 million, it is required to file Schedule CMR. Under the regulation, associations which must file are required to take a deduction (the interest rate risk capital component) from their total capital available to calculate their risk based capital requirement if their interest rate exposure is greater than "normal." The amount of that deduction is one-half of the difference between (a) the institution's actual calculated exposure to a 200 basis point interest rate increase or decrease (whichever results in the greater pro forma decrease in NPV) and (b) its "normal" level of exposure which is 2% of the present value of its assets.

Presented below, as of June 30, 1999 and December 31, 1998, are analyses performed by the OTS of Lincoln Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points and in accordance with the proposed regulations. At June 30, 1999, 2% of the present value of Lincoln Federal's assets was approximately $8.1 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $20.4 million at June 30, 1999, Lincoln Federal would have been required to deduct $6.2 million from its capital if the OTS NPV methodology had been in effect. This amount represents an increase of $2.6 million over the $3.6 million calculated at December 31, 1998. Lincoln Federal's exposure to interest rate risk results from a concentration of fixed rate mortgage loans in its portfolio.


                              June 30, 1999

                           Net Portfolio Value       NPV as % of PV of Assets
   Changes
  In Rates    $ Amount     $ Change       %Change     NPV Ratio     Change
  --------    --------     ---------      -------     ---------     ------

+300 bp        $51,476      $31,079          38%        14.03%      -629 bp
+200 bp         62,130       20,426          25%        16.34%      -398 bp
+100 bp         72,781        9,774          12%        18.49%      -183 bp
   0 bp         82,555                                  20.33%
-100 bp         89,561        7,006           8%        21.52%      +120 bp
-200 bp         92,508        9,952          12%        21.91%      +158 bp
-300 bp         94,590       12,035          15%        22.12%      +180 bp


                            December 31, 1998

                           Net Portfolio Value        NPV as % of PV of Assets
   Changes
  In Rates    $ Amount     $ Change       %Change      NPV Ratio      Change
  --------    --------     ---------      -------      ---------      ------
+300 bp        $61,270     $-22,722       -27%         17.65%       -483 bp
+200 bp         69,565      -14,427       -17%         19.51%       -297 bp
+100 bp         77,499       -6,494        -8%         21.19%       -130 bp
   0 bp         83,993                                 22.48%
-100 bp         87,115        3,123        +4%         23.03%        +55 bp
-200 bp         89,343        5,350        +6%         23.38%        +90 bp
-300 bp         92,108        8,116       +10%         23.83%       +135 bp


The chart at June 30, 1999 illustrates, for example, that a 200 basis point (or 2%) increase in interest rates would result in a $20.4 million, or 25% decrease in the net portfolio value of Lincoln Federal's assets compared to a $14.4 million, or 17% decrease, at December 31, 1998. This hypothetical increase in interest rates at June 30,1999 would also result in a 398 basis point, or 3.99% decrease in the ratio of the net portfolio value to the present value of Lincoln Federal's assets compared to a 297 basis point, or 2.97%, decrease at December 31, 1998.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table.

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

Item 5.       Other Information.

              None.

Item 6.       Exhibits and Reports on Form 8-K.

                    (a) Exhibits 27.  Financial Data Schedule

                    (b) No  reports on Form 8-K were  filed  during the  quarter ended June 30, 1999.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          LINCOLN BANCORP


Date:    August 12, 1999                  By: /s/ T. Tim Unger
         ---------------                  --------------------
                                          T. Tim Unger
                                          President and Chief Executive Officer



Date:    August 12, 1999                  By: /s/ John M. Baer
         ---------------                  --------------------
                                          John M. Baer
                                          Treasurer