Form 10-Q
period 1999-09-30
LINCOLN BANCORP /IN/
filed 1999-11-15
CIK 1070259

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                        Commission file number: 000-25219

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of September 30, 1999 was 6,308,325.

                         LINCOLN BANCORP AND SUBSIDIARY
                                    FORM 10-Q

                                      INDEX

                                                                        Page No.

FORWARD LOOKING STATEMENT                                                     3

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                  Consolidated Condensed Balance Sheet
                  (Unaudited)                                                 4

                  Consolidated Condensed Statement of Income
                  (Unaudited)                                                 5

                  Consolidated Condensed Statement of Comprehensive
                  Income (Unaudited)                                          6

                  Consolidated Condensed Statement of Shareholders'
                  Equity (Unaudited)                                          7

                  Consolidated Condensed Statement of Cash Flows
                  (Unaudited)                                                 8

                  Notes to Unaudited Consolidated Condensed
                  Financial Statements                                        9

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.                                     10

Item 3.       Quantitative and Qualitative Disclosures about Market Risk     14

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                              16
Item 2.       Changes in Securities                                          16
Item 3.       Defaults Upon Senior Securities                                16
Item 4.       Submission of Matters to a Vote of Security Holders            16
Item 5.       Other Information                                              16
Item 6.       Exhibits and Reports on Form 8-K                               16

SIGNATURES                                                                   17

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

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         LINCOLN BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)

                                                                                   September 30,         December 31,
                                                                                        1999                 1998
                                                                                --------------------- --------------------
    Assets
         Cash and due from banks                                                $     1,745,466       $     4,245,128
         Interest-bearing demand deposits in other banks                              4,238,451            18,662,229
                                                                                --------------------- --------------------
             Cash and cash equivalents                                                5,983,917            22,907,357
         Investment securities
             Available for sale                                                     150,114,020           129,275,575
             Held to maturity                                                           500,000             1,250,000
                                                                                --------------------- --------------------
                  Total investment securities                                       150,614,020           130,525,575
         Loans                                                                      229,052,575           197,432,997
             Allowance for loan losses                                                1,717,698             1,512,205
                                                                                --------------------- --------------------
                  Net Loans                                                         227,334,877           195,920,792
         Premises and equipment                                                       3,802,025             3,379,460
         Investments in limited partnerships                                          2,146,100             2,386,994
         Federal Home Loan Bank stock                                                 5,446,700             5,446,700
         Interest receivable                                                          2,385,854             1,773,063
         Other assets                                                                 6,581,075             4,108,163
                                                                                --------------------- --------------------

             Total assets                                                       $   404,294,568       $   366,448,104
                                                                                ===================== ====================

    Liabilities
         Deposits
             Noninterest-bearing                                                $       3,314,894     $     2,484,444
             Interest-bearing                                                       204,282,239           209,525,347
                                                                                --------------------- --------------------
                  Total deposits                                                    207,597,133           212,009,791
         Short term borrowings                                                        4,600,000
         Federal Home Loan Bank advances                                             94,263,455            33,263,455
         Note payable                                                                 1,714,001             2,202,501
         Due to broker                                                                                     10,025,000
         Interest payable                                                             1,071,903             1,108,514
         Other liabilities                                                            3,346,401             1,731,061
                                                                                --------------------- --------------------
             Total liabilities                                                      312,592,893           260,340,322
                                                                                --------------------- --------------------

    Commitments and Contingent Liabilities

    Shareholders' Equity
         Preferred stock,  without par value
             Authorized and unissued - 2,000,000 shares
         Common stock, without par value
             Authorized - 20,000,000 shares
             Issued and outstanding - 6,308,325  shares and 7,009,250 shares         61,889,841            68,879,373
         Retained earnings                                                           42,940,983            42,548,260
         Accumulated other comprehensive income (loss)                               (4,255,336)              287,549
         Unearned employee stock ownership plan ("ESOP") shares                      (5,311,765)          (5,607,400)
         Unearned recognition and retention plan  ("RRP") shares                     (3,562,048)
                                                                                --------------------- --------------------
             Total shareholders' equity                                              91,701,675           106,107,782
                                                                                --------------------- --------------------

             Total liabilities and shareholders' equity                         $   404,294,568        $  366,448,104
                                                                                ===================== ====================


    See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statement of Income
                                   (Unaudited)


                                                                           Three Months Ended            Nine Months Ended
                                                                             September 30,                 September 30,
                                                                      -------------- -------------- -------------- --------------
                                                                          1999           1998           1999           1998
                                                                      -------------- -------------- -------------- --------------
Interest Income
     Loans, including fees                                            $  4,294,314   $  3,883,605   $ 12,412,863   $ 13,127,836
     Investment securities                                               2,627,842      1,094,946      7,580,413      2,562,559
     Deposits with financial institutions                                   40,403        475,476        207,158        960,520
     Dividend income                                                       109,830        110,242        325,907        326,319
                                                                      -------------- -------------- -------------- ---------------
         Total interest and dividend income                              7,072,389      5,564,269     20,526,341     16,977,234
                                                                      -------------- -------------- -------------- ---------------

Interest Expense
     Deposits                                                            2,353,282      2,720,808      7,170,558      8,056,698
     Short term borrowings                                                  59,835                       130,077
     Federal Home Loan Bank advances                                     1,157,295        662,766      2,885,832      2,182,238
                                                                      -------------- -------------- -------------- ---------------
         Total interest expense                                          3,570,412      3,383,574     10,186,467     10,238,936
                                                                      -------------- -------------- -------------- ---------------

Net Interest Income                                                      3,501,977      2,180,695     10,339,874      6,738,298
     Provision for loan losses                                              58,851         40,648        290,015        450,585
                                                                      -------------- -------------- -------------- ---------------
Net Interest Income After Provision for Loan Losses                      3,443,126      2,140,047     10,049,859      6,287,713
                                                                      -------------- -------------- -------------- ---------------

Other Income
     Net realized and unrealized gains (losses) on loans                    (9,705)        49,337          2,910        (64,985)
     Net realized gains (losses) on sales of available-for-sale                                           (3,904)       104,980
          securities
     Equity in losses of limited partnerships                              (71,541)      (178,870)      (240,894)      (447,004)
     Other income                                                          244,583        228,235        687,710        606,898
                                                                      -------------- -------------- -------------- ---------------
         Total other income                                                163,337         98,702        445,822        199,889
                                                                      -------------- -------------- -------------- ---------------

Other Expenses
     Salaries and employee benefits                                      1,099,021        683,162      2,774,124      2,001,651
     Net occupancy expenses                                                 96,504         54,750        251,923        189,927
     Equipment expenses                                                     88,008        154,679        354,533        454,563
     Deposit insurance expense                                              33,983         52,820        116,289        152,334
     Data processing fees                                                  117,169        124,273        472,740        493,446
     Professional fees                                                      52,010          7,888        141,172        185,369
     Director and committee fees                                            75,516         43,352        149,613        126,289
     Mortgage servicing rights amortization                                 44,116         37,688         76,406        164,062
     Other expenses                                                        308,175        184,254        902,111        670,798
                                                                      -------------- -------------- -------------- ---------------
         Total other expenses                                            1,914,502      1,342,866      5,238,911      4,438,439
                                                                      -------------- -------------- -------------- ---------------

Income Before Income Tax                                                 1,691,961        895,883      5,256,770      2,049,163
     Income tax expense                                                    546,740        214,209      1,854,929        400,597
                                                                      -------------- -------------- -------------- ---------------
Income Before Extraordinary Item                                         1,145,221        681,674      3,401,841      1,648,566
     Early extinguishment of debt, net of income taxes                                                                 (150,303)
                                                                      -------------- -------------- -------------- ---------------
Net Income                                                            $  1,145,221     $  681,674   $  3,401,841   $  1,498,263

                                                                      ============== ============== ============== ===============

Basic earnings per share                                                    $   .19                       $   .54
                                                                      ==============                ==============
Diluted earnings per share
                                                                                .19                           .54
                                                                      ==============                ==============




See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Comprehensive Income
                                   (Unaudited)



                                                                  Three Months Ended                  Nine Months Ended
                                                                     September 30,                      September 30
                                                                1999             1998              1999             1998
                                                           ---------------- ---------------- ----------------- ----------------

    Net income                                                $  1,145,221     $    681,674     $  3,401,841     $  1,498,263
    Other comprehensive income, net of tax
          Unrealized losses on securities  available
              for sale
            Unrealized holding
              gains  (losses)  arising  during the
              period,  net of tax  expense
              (benefit) of $(710,227), $(114,555),
              $(3,637,143) and $(113,866)                       (1,082,822)        (174,652)      (4,545,243)         (173,602)
            Less: Reclassification adjustment for gains
              (losses) included in net income, net of tax
              expense (benefit) of $41,582, $(1,546) and
              $41,582                                                                63,397           (2,358)           63,397
                                                           ---------------- ---------------- ----------------- ----------------
                                                               (1,082,822)         (238,049)      (4,542,885)         (236,999)
                                                           ---------------- ---------------- ----------------- ----------------
     Comprehensive income                                    $     62,399      $    443,625      $(2,141,044)     $  1,261,264
                                                           ================ ================ ================= ================




See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                                   (Unaudited)



                                        Common Stock                         Accumulated
                                 ----------------------------                   Other       Unearned
                                    Shares                      Retained    Comprehensive     ESOP        Unearned
                                 Outstanding       Amount       Earnings    Income (Loss)    Shares     Compensation       Total
                                 -----------       ------       --------    -------------    ------     ------------       -----

Balances, January 1, 1999        7,009,250   $ 68,879,373    $42,548,260   $   287,549     $(5,607,400)                $106,107,782

  Net income for the period                                    3,401,841                                                  3,401,841
  Unrealized losses on
    securities, net of
    reclassification adjustment                                             (4,542,885)                                  (4,542,885)
  Purchase of common stock        (700,925)    (7,009,250)    (1,663,342)                                                (8,672,592)
  ESOP shares earned                               35,889                                    295,635                        331,524
  Contribution for unearned
    RRP shares                                     (8,851)                                             $ (3,716,977)     (3,725,828)
  Amortization of unearned
    compensation expense                                                                                    154,929         154,929
  Additional conversion costs                      (7,320)                                                                   (7,320)
  Cash dividends $.20 per share)                              (1,345,776)                                                (1,345,776)
                                 --------- -------------- -------------- --------------    -----------   ------------  -------------

Balances, September 30, 1999     6,308,325   $ 61,889,841  $  42,940,983   $(4,255,336)    $(5,311,765)  $ (3,562,048) $ 91,701,675
                                 =========   ============  ============= ==============    ===========   ============  =============

See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                     --------------------------------
                                                                                         1999                1998
                                                                                     ------------        ------------
Operating Activities
     Net income                                                                      $  3,401,841        $  1,498,263
     Adjustments to reconcile net income to net
      cash provided (used) by  operating activities
       Provision for loan losses                                                          290,015             450,585
       Gain on sale of  foreclosed real estate                                             (9,449)             (4,640)
       (Gain)  loss on disposal of premises and equipment                                   4,219              11,761
       Investment securities accretion, net                                              (288,495)             (8,884)
       Investment securities (gains) losses                                                 3,904            (104,981)
       Equity in losses of limited partnerships                                           240,894             447,004
       Amortization of net loan origination fees                                         (250,487)           (299,015)
       Depreciation and amortization                                                      301,637             359,808
       Deferred income tax benefit                                                        331,178            (211,480)
       ESOP shares earned                                                                 331,524
       Amortization of unearned compensation expense                                      154,929
       Net change in:
         Loans held for sale                                                                               19,502,357
         Interest receivable                                                             (612,791)              8,760
         Interest payable                                                                 (36,611)            (35,739)
         Other assets                                                                      91,175            (207,949)
         Other liabilities                                                                188,327              78,145
         Income taxes receivable/payable                                                  552,501             251,993
                                                                                     ------------        ------------
              Net cash provided by operating activities                                 4,694,311          21,735,988
                                                                                     ------------        ------------

Investing Activities
     Purchases of securities available for sale                                       (64,794,311)        (23,616,302)
     Proceeds from sales of securities available for sale                              10,259,375          21,080,952
     Proceeds from maturities of securities available for sale                         16,433,504           6,574,078
     Proceeds from maturities of securities held to maturity                              750,000           7,385,000
     Net change in loans                                                              (25,386,504)          2,710,222
     Purchases of loans                                                                (6,173,548)
     Purchases of property and equipment                                                 (728,421)           (508,966)
     Proceeds from sale of foreclosed  real estate                                         54,907             252,383
     Contribution to limited partnership                                                                     (195,000)
     Other investing activities                                                                              (650,000)
                                                                                     ------------        ------------
              Net cash provided (used) by investing activities                        (69,584,998)         13,032,367
                                                                                     ------------        ------------

Financing Activities
     Net change in
        Noninterest-bearing, interest-bearing demand, money market and savings          8,554,082           3,386,023
          deposits
        Certificates of deposit                                                       (12,966,740)          5,385,093
        Short-term borrowings                                                           4,600,000
     Proceeds from FHLB advances                                                       71,000,000          15,000,000
     Repayment of FHLB advances                                                       (10,000,000)        (34,450,000)
     Payment on note payable to limited partnership                                      (488,500)           (488,500)
     Contribution of unearned compensation                                             (3,725,828)
     Purchase of common stock                                                          (8,672,592)
     Cash dividends                                                                      (841,110)
     Additional conversion costs                                                           (7,320)
     Net change in advances by borrowers for taxes and insurance                          515,255             206,818
                                                                                     ------------        ------------
              Net cash provided (used)  by financing activities                        47,967,247         (10,960,566)
                                                                                     ------------        ------------

Net Change in Cash and Cash Equivalents                                               (16,923,440)         23,807,789

Cash and Cash Equivalents, Beginning of Period                                         22,907,357          18,957,681
                                                                                     ------------        ------------

Cash and Cash Equivalents, End of Period                                             $  5,983,917        $ 42,765,470
                                                                                     ============        ============

Additional Cash Flows and Supplementary Information
     Interest paid                                                                   $ 10,223,078        $ 10,274,675
     Income tax paid                                                                      971,250             261,500
     Loan balances transferred to foreclosed real estate                                  164,039             285,508
     Securitization of loans and loans held for sale                                                       39,903,448
     Transfer of loans to loans held for sale                                                              19,611,239
     Due to broker                                                                                         10,082,292

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

The interim consolidated financial statements at September 30, 1999, and for the nine and three months ended September 30, 1999 and 1998, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted average common and common equivalent shares outstanding during the period subsequent to Lincoln Federal's conversion to a stock savings bank on December 30, 1998. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.


                                             Three Months Ended                            Nine Months Ended
                                             September 30, 1999                            September 30, 1999
                                             ------------------                            ------------------
                                                   Weighted          Per                        Weighted       Per
                                                   Average          Share                        Average      Share
                                       Income        Shares         Amount        Income         Shares       Amount
                                       ------        ------         ------        ------         ------       ------
    Basic earnings per share
      Income available to common
      shareholders                   $  1,145,221    6,053,751      $   .19       $  3,401,841   6,322,917     $    .54
                                                                  ==========                                  ==========

    Effect of dilutive RRP
    awards and stock options
                                   ------------------------------               -----------------------------
    Diluted earnings per share
    Income available to  common
    shareholders and assumed
    conversions                      $  1,145,221    6,053,751      $   .19       $ 3,401,841      6,322,917   $    .54
                                   =========================================    ========================================



Note 3: Benefit Plans

On July 6, 1999, the stockholders of the Company approved a Stock Option Plan and a Recognition and Retention Plan and Trust (RRP). These plans allow for the purchase in the open market or through the issuance of authorized and unissued shares of up to 700,925 shares of common stock for the Stock Option Plan and 280,370 shares of common stock for the RRP. Under the Stock Option Plan, stock option rights covering 700,925 shares of stock may be granted to officers, key employees, and directors of the Company and its subsidiaries. Options for 577,095 of such shares were granted effective July 6, 1999. The options have an option price per share equal to the market value at date of grant, have ten year terms, and become exercisable at the rate of 20% per year. Under the RRP plan, stock awards covering 280,370 shares of common stock may be awarded to the directors and key employees of the Company and its subsidiaries and awards of 233,724 of such shares have been awarded effective July 6, 1999. These awards vest at the rate of 20% per year.

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

Financial Condition

Total assets increased $37.8 million, or 10.3% at September 30, 1999, compared to December 31, 1998. The increase was primarily in investment securities available for sale and net loans. Investment securities available for sale increased $20.8 million, or 16.1%. Net loans increased $31.4 million, or 16.0% due in part to the funding of one- to four-family residential mortgage loans that were in process at December 31, 1998 and the purchase of approximately $4.0 million of one- to four-family residential mortgage loans from another financial institution during the first quarter of 1999. Loan growth continued during the third quarter of 1999 in nearly all loan categories. These increases in investment securities available for sale and loans were offset by a decrease in cash and cash equivalents. Cash and cash equivalents decreased by $16.9 million, or 73.9%. These balance sheet changes were a result of a leverage strategy to increase net interest income and improve the Company's return on average assets and equity.

Deposits decreased $4.4 million to $207.6 million during the nine months ended September 30, 1999. The decline in deposits was primarily a result of the run-off of maturing certificates of deposit specials.

Total borrowed funds increased $65.1 million from December 31, 1998 to September 30, 1999. The increase in total borrowed funds was comprised of an increase in FHLB advances of $61.0 million, an increase in repurchase agreements of $4.6 million and a decrease in the note payable to BHA of $489,000. The increase in total borrowings reflects the Company's decision to leverage its earning assets when appropriate. The proceeds from borrowings were used primarily to fund investments in mortgage-backed and other investment grade securities available for sale, purchase common stock for the Company's buy-back program and fund the Recognition and Retention Plan ("RRP").

Stockholders' equity decreased $14.4 million from $106.1 million at December 31, 1998 to $91.7 million at September 30, 1999. The decrease was due to unrealized losses of $4.5 million on investment securities available for sale, a contribution of $3.7 million to fund the RRP, stock repurchases of $8.7 million, cash dividends of $1.3 million and additional stock conversion costs of $7,000. Net income for the nine months ended September 30, 1999 of $3.4 million, Employee Stock Ownership Plan ("ESOP") shares earned of $332,000 and unearned compensation amortization of $155,000 offset these decreases.

Comparison of Operating Results for the Three Months Ended September 30, 1999 and 1998

Net income increased $464,000 from $682,000 for the three months ended September 30, 1998 to $1.1 million for the three months ended September 30, 1999. The increase was primarily due to an increase in net interest income offset by increases in noninterest expenses and income tax expense. The return on average assets was 1.16% and .89 % for the three months ended September 30, 1999 and 1998, respectively.

Interest income increased $1.5 million, or 27.1%, from $5.6 million for the three months ended September 30, 1998 to $7.1 million for the same period in 1999. Interest expense increased $187,000, or 5.5%, from $3.4 million for the three months ended September 30, 1998 to $3.6 million for the same period in 1999. As a result, net interest income for the three months ended September 30, 1999 increased $1.3 million or 60.6%, compared to the same period in 1998. The net interest margin was 3.55% for the third quarter of 1999 compared to 2.97% for the same period in 1998. The increase in net interest income and the improved margin were primarily the result of revenue from the proceeds of the stock conversion and from balance sheet leveraging. Net proceeds of the Company's stock issuance, after costs and excluding the shares issued for the ESOP, were $61.3 million. A $50.0 million leverage strategy was initiated during the first quarter of 1999.

The Company's provision for loan losses for the three months ended September 30, 1999 was $59,000 compared to $41,000 for the same period in 1998.

Other income for the third quarter of 1999 was $163,000 compared to $99,000 for the third quarter of 1998. Equity in losses of limited partnerships decreased $107,000 from the 1998 period to the 1999 period due to the operating results of the limited partnerships.

Other expense increased $572,000, or 42.6%, for the three months ended September 30, 1999 compared to the same period in 1998. Salaries and employee benefits were $1.1 million for the three months ended September 30, 1999 compared to $683,000 for the 1998 period, an increase of $416,000, or 60.9%. This increase resulted primarily from compensation expense associated with the ESOP and the RRP. In addition, the Company's compensation expense increased as a result of additional staffing for the two branches opened in 1999.

Income tax expense increased $333,000 for the three months ended September 30, 1999 compared to the same period in 1998. The increase was a result of an increase in taxable income for the period and a decrease in low income tax credits available. The Company has two low-income housing partnerships of which the final tax credits for one of the two partnerships were used in 1998.

Comparison of Operating Results for the Nine Months Ended September 30, 1999 and 1998

Net income increased $1.9 million from $1.5 million for the nine months ended September 30, 1998 to $3.4 million for the nine months ended September 30, 1999. The increase was primarily due to an increase in net interest income offset by increases in noninterest expenses and income tax expense. In addition, extraordinary expense of $150,000 related to the prepayment of FHLB advances was recorded during the nine months ended September 30, 1998. The return on average assets was 1.15% and .65 % for the nine months ended September 30, 1999 and 1998, respectively.

Interest income increased approximately $3.5 million, or 20.9%, from $17.0 million for the nine months ended September 30, 1998 to $20.5 million for the same period in 1999. Interest expense decreased $52,000, or .5%, for the nine months ended September 30, 1999 as compared to the same period in 1999. As a result, net interest income for the nine months ended September 30, 1999 increased approximately $3.6 million or 53.4%, compared to the same period in 1998. The net interest margin was 3.61% for the nine months ended September 30, 1999 compared to 3.03% for the same period in 1998. The increase in net interest income and the improved margin were primarily the result of revenue from the proceeds of the stock conversion and from balance sheet leveraging.

The Company's provision for loan losses for the nine months ended September 30, 1999 was $290,000 compared to $451,000 for the same period in 1998. Net charge-offs were $85,000 and $329,000 for the nine months ended September 30, 1999 and 1998, respectively.

Other income for the nine months ended September 30, 1999 was $446,000; an increase of $246,000 from the $200,000 for the nine months ended September 30, 1998. Equity in losses of limited partnerships decreased $206,000 from the 1998 period to the 1999 period due to the operating results of the limited partnerships. In addition, net realized and unrealized gains (losses) on loans increased from losses of $65,000 for the nine months ended September 30, 1998 to gains of 3,000 for the comparable period in 1999. These increases were offset by $105,000 of gains on sales of investment securities available for sale recorded during the nine months ended September 30, 1998 compared to losses of $4,000 during the comparable period in 1999. Other increases in other income were due to nominal increases in a variety of income categories.

Other expenses of $5.2 million increased $800,000, or 18.0%, for the nine months ended September 30, 1999 compared to the same period in 1998. Salaries and employee benefits were $2.8 million for the nine months ended September 30, 1999 compared to $2.0 million for the 1998 period, an increase of $772,000, or 38.6%. This increase resulted primarily from compensation expense incurred by the Company in connection with the ESOP and the RRP. Also, the Company's compensation expense increased as a result of additional staffing for the two branches opened in 1999.

Income tax expense increased $1.5 million for the nine months ended September 30, 1999 compared to the same period in 1998. The increase was a result of an increase in taxable income for the period and a decrease in low income tax credits available. The Company has two low-income housing partnerships of which the final tax credits for one of the two partnerships were used in 1998.

Asset Quality

Lincoln Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements, which are not, necessarily consistent with generally accepted accounting principles. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Lincoln Federal's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Lincoln Federal had no loans classified as special mention as of September 30, 1999 and December 31, 1998. In addition, Lincoln Federal had $1.4 million and $905,000 of loans classified as substandard at September 30, 1999 and December 31, 1998, respectively. The increase in loans classified as substandard was primarily attributable to an increase in mortgage loans past due greater than ninety days but not on non-accrual status. Lincoln Federal reviews all loans on an individual basis when the loan reaches ninety days past due to determine whether non-accrual status is necessary. At September 30, 1999 and December 31, 1998, no loans were classified as doubtful or loss. At September 30, 1999, and December 31, 1998, respectively, non-accrual loans were $1.0 and $959,000. The allowance for loan losses was $1.7 million or .75% of loans at September 30, 1999 and $1.5 million or .77% of loans December 31, 1998.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 4%. As of September 30, 1999, Lincoln Federal had liquid assets of $91.4 million and a liquidity ratio of 55.2%.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is (http://www.sec.gov).

Year 2000 Compliance

The Company's lending and deposit activities depend significantly upon computer systems to process and record transactions. Management is aware of the potential Year 2000 related problems that may affect the operating systems that control the Company's computers as well as those of its third-party data service providers that maintain many of its records. In 1997, management began the process of identifying any Year 2000 related problems that may affect the Company's computer systems, and management is closely monitoring the data service providers' progress in making their systems Year 2000 compliant. Management completed mission critical testing for Year 2000 compliance by the second quarter of 1999.

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

In addition to possible expenses related to the Company's own systems and those of its service providers, the Company could incur losses if Year 2000 problems affect any of its significant borrowers or impair the payroll systems of large employers it is market area, either of which could delay loan payments by the Company's borrowers. Management has contacted, and received replies from, the approximately 23 commercial borrowers with outstanding loans in excess of $300,000 certifying that their computer systems are, or soon will be, Year 2000 compliant. In addition, the Company currently requires that borrowers under new commercial loans that it originates to certify that they are aware of the Year 2000 issue and will give all necessary attention to insure that their information technology will be Year 2000 compliant. Because the Company's loan portfolio to individual borrowers is diversified and its market area does not depend significantly upon one employer or industry, the Company does not expect any significant or prolonged Year 2000 related difficulties that will affect net earnings or cash flow. Management believes that the Company's expenses related to upgrading its systems and software for Year 2000 compliance will not exceed $300,000. At September 30, 1999, the Company had spent approximately $103,000 in connection with Year 2000 compliance. Management does not consider the additional cost of these efforts to be significant.

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

Presented below, as of September 30, 1999 and December 31, 1998, are analysis performed by the OTS of Lincoln Federal's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points and in accordance with the proposed regulations. At September 30, 1999, 2% of the present value of Lincoln Federal's assets was approximately $8.1 million. Because the interest rate risk of a 200 basis point increase in market rates (which was greater than the interest rate risk of a 200 basis point decrease) was $21.1 million at September 30, 1999, Lincoln Federal would have been required to deduct $6.5 million from its capital if the OTS NPV methodology had been in effect. This amount represents an increase of $2.9 million over the $3.6 million calculated at December 31, 1998. Lincoln Federal's exposure to interest rate risk results from a concentration of fixed rate mortgage loans in its portfolio.



                                             September 30, 1999

                               Net Portfolio Value                       NPV as % of PV of Assets
   Changes
  In Rates      $ Amount         $ Change           %Change           NPV Ratio           Change
  --------      --------         ---------          -------           ---------           ------

+300 bp         46,296          -31,634             -41 %             12.61 %             -655 bp
+200 bp         56,837          -21,094             -27 %             14.95 %             -421 bp
+100 bp         67,707          -10,224             -13 %             17.19 %             -195 bp
   0 bp         77,930                                                19.16 %
-100 bp         85,837          - 7,906              10 %             20.55 %             +140 bp
-200 bp         89,753           11,823              15 %             21.14 %             +198 bp
-300 bp         91,601           13,671              18 %             21.32 %             +216 bp


                                                      December 31, 1998

                            Net Portfolio Value                       NPV as % of PV of Assets
   Changes
  In Rates     $ Amount         $ Change           %Change           NPV Ratio           Change
  --------     --------         ---------          -------           ---------           ------
+300 bp         61,270          -22,722             -27%              17.65%            -483 bp
+200 bp         69,565          -14,427             -17%              19.51%            -297 bp
+100 bp         77,499           -6,494              -8%              21.19%            -130 bp
   0 bp         83,993                                                22.48%
-100 bp         87,115            3,123              +4%              23.03%             +55 bp
-200 bp         89,343            5,350              +6%              23.38%             +90 bp
-300 bp         92,108            8,116             +10%              23.83%            +135 bp



The chart at September 30, 1999 illustrates, for example, that a 200 basis point (or 2%) increase in interest rates would result in as $21.1 million, or 27% decrease in the net portfolio value of Lincoln Federal's assets compared to a $
14.4 million, or 17% decrease, at December 31, 1998. This hypothetical increase in interest rates at September 30, 1999 would also result in a 421 basis point, or 4.21%, decrease in the ratio of the net portfolio value to the present value of Lincoln Federal's assets compared to a 297 basis point, or 2.97% decrease at December 31, 1998.

PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings

              None.

Item 2.       Changes in Securities and Use of Proceeds

              None.

Item 3.       Defaults Upon Senior Securities.

              None.

Item 4.       Submission of Matters to Vote of Security Holders.

               On July 6, 1999, the Company held its annual meeting of the shareholders. A total of 6,084,378 shares were represented in person or by proxy at the meeting. Lester N. Bergum, Jr. was elected to the Board of Directors for a one-year term expiring in 2000. 5,947,558 shares were voted in favor of the election of the nominee and there were 136,820 votes withheld. Dennis W. Dawes was elected to the Board of Directors for a one-year term expiring in 2000. 5,936,885 shares were voted in favor of the election of the nominee and there were 147,493 votes withheld. W. Thomas Harmon was elected to the Board of Directors for a two-year term expiring in 2001. 5,955,212 shares were voted in favor of the election of the nominee and there were 129,166 votes withheld. Jerry R. Holifield was elected to the Board of Directors for a two-year term expiring in 2001. 5,936,558 shares were voted in favor of the election of the nominee and there were 147,820 votes withheld. Wayne E. Kessler was elected to the Board of Directors for a one-year term expiring in 2000. 5,948,766 shares were voted in favor of the election of the nominee and there were 135,612 votes withheld. David E. Mansfield was elected to the Board of Directors for a three-year term expiring in 2002. 5,945,859 shares were voted in favor of the election of the nominee and there were 138,519 votes withheld. John C. Milholland was elected to the Board of Directors for a two-year term expiring in 2001. 5,922,191 shares were voted in favor of the election of the nominee and there were 162,187 votes withheld. T. Tim Unger was elected to the Board of Directors for a three-year term expiring in 2002. 5,946,465 shares were voted in favor of the election of the nominee and there were 137,913 votes withheld. John L. Wyatt was elected to the Board of Directors for a three-year term expiring in 2002. 5,951,103 shares were voted in favor of the election of the nominee and there were 133,275 votes withheld. The shareholders approved and ratified the Lincoln Bancorp Stock Option Plan (Plan). 3,780,109 shares were voted in favor of the Plan, 439,666 were voted against the Plan and there were 57,832 abstentions. The shareholders approved and ratified the Lincoln Federal Savings Bank Recognition and Retention Plan and Trust (Trust). 3,658,550 shares were voted in favor of the Trust, 560,102 were voted against the Trust and there were 58,955 abstentions.

Item 5.       Other Information.

              None.

Item 6.       Exhibits and Reports on Form 8-K.

                    (a) Exhibits 27.  Financial Data Schedule

                    (b) No  reports on Form 8-K were  filed  during the  quarter ended September 30, 1999.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LINCOLN BANCORP

Date:   November  12, 1999                By: /s/ T. Tim Unger
        -------------------               --------------------
                                          T. Tim Unger
                                          President and Chief Executive Officer

Date:   November 12, 1999                 By: /s/ John M. Baer
        --------------------              --------------------
                                          John M. Baer
                                          Treasurer