Form 10-K405
period 1999-12-31
LINCOLN BANCORP /IN/
filed 2000-03-30
CIK 1070259

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

     (Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _______________

Commission File Number      000-25219

                                 LINCOLN BANCORP

             (Exact name of registrant as specified in its charter)

             INDIANA                                    35-2055553
  (State or other Jurisdiction                (I.R.S. Employer Identification
of Incorporation or Organization)                         Number)


          1121 East Main Street
          Plainfield,  Indiana                          46168
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.                                YES X  NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (N/A)

The aggregate market value of the issuer's voting stock held by non-affiliates, as of March 27, 2000 was $49,277,000.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of March 27, 2000, was 5,892,725 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1999, are incorporated into Part II. Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated in Part I and Part III.

                            Exhibit Index on Page E-1
                               Page 1 of 39 Pages

                                 LINCOLN BANCORP
                                    Form 10-K

                                      INDEX

                                                                            Page

Forward Looking Statement....................................................

                                     PART I

     Item 1     Business.....................................................
     Item 2.    Properties...................................................
     Item 3.    Legal Proceedings............................................
     Item 4.    Submission of Matters to a Vote of Security Holders..........
     Item 4.5.  Executive Officers of the Registrant.........................
PART II

     Item 5.    Market for Registrant's Common Equity and Related
                    Shareholder Matters......................................
     Item 6.    Selected Financial Data......................................
     Item 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................
     Item 7A.   Quantitative and Qualitative Disclosures about Market Risks..
     Item 8.    Financial Statements and Supplementary Data..................
     Item 9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure......................
PART III

     Item 10.   Directors and Executive Officers of Registrant...............
     Item 11.   Executive Compensation.......................................
     Item 12.   Security Ownership of Certain Beneficial
                        Owners and Management................................
     Item 13.   Certain Relationships and Related Transactions...............

PART IV

     Item 14.   Exhibits, Financial Statement Schedules,
                        and Reports on Form 8-K..............................

SIGNATURES          .........................................................

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

Item 1.  Business

General

         Lincoln Bancorp (the "Holding Company" and together with the Bank, as defined below, the "Company") is an Indiana corporation organized in September, 1998 to become a savings and loan holding company upon its acquisition of all the issued and outstanding capital stock of Lincoln Federal Savings Bank ("Lincoln Federal" or the "Bank") in connection with the Bank's conversion from mutual to stock form. The Holding Company became the Bank's holding company on December 30, 1998. The principal asset of the Holding Company currently consists of 100% of the issued and outstanding shares of capital stock, $.01 par value per share, of the Bank. Lincoln Federal was originally organized in 1884 as Ladoga Federal Savings and Loan Association, located in Ladoga, Indiana. In 1979 Ladoga Federal merged with Plainfield First Federal Savings and Loan Association, a federal savings and loan association located in Plainfield, Indiana which was originally organized in 1896. Following the merger, the Bank changed its name to Lincoln Federal Savings and Loan Association and, in 1984, adopted its current name, Lincoln Federal Savings Bank. Lincoln Federal currently conducts its business from six full-service offices located in Hendricks, Montgomery, Clinton and Morgan Counties, Indiana, with its main office located in Plainfield. Lincoln Federal opened its newest offices in Avon, Indiana in January, 1999 and Mooresville, Indiana in April, 1999. The Bank's principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by first mortgage liens on one- to four-family residential real estate. Lincoln Federal's deposit accounts are insured up to applicable limits by the SAIF of the FDIC.

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

Lending Activities

      The Bank has historically concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of Lincoln Federal's loan origination activities, representing 72.2% of its total loan portfolio at December 31, 1999. Lincoln Federal also offers commercial real estate loans, real estate construction loans and consumer loans. To a limited extent, Lincoln Federal also offers multi-family loans, land loans and commercial loans. Commercial real estate loans totaled approximately 6.6% of the Bank's total loan portfolio, and real estate construction loans totaled approximately 7.5% of Lincoln Federal's total loans as of December 31, 1999. Consumer loans, which consist primarily of home equity and second mortgage loans, have increased significantly in the past two years from $20.6 million, or 8.1% of Lincoln Federal's loan portfolio at December 31, 1997, to $28.6 million, or 11.8% of its loan portfolio at December 31, 1999.

     Loan Portfolio Data. The following table sets forth the composition of Lincoln Federal's loan portfolio (including loans held for sale) by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan fees and loans in process.

                                                                            At December 31,

                                          1999               1998              1997                1996               1995
                                              Percent             Percent            Percent            Percent             Percent
                                    Amount   of Total   Amount   of Total   Amount  of Total  Amount   of Total  Amount    of Total
------------------------------------------------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
TYPE OF LOAN Real estate mortgage loans:
   One-to-four-family
        residential (1)........... $175,095   72.18%   $152,893   76.19%   $205,976   81.03%  $269,618   84.84%   $248,947    84.48%
   Multi-family...................    1,029     .42       1,022     .51       1,133     .45      1,111     .35%      1,012      .34
   Commercial real estate.........   16,073    6.63      14,548    7.25      14,914    5.87     14,830    4.66%     15,727     5.34
   Construction...................   18,127    7.47       7,411    3.69       9,912    3.90     13,159    4.14%      7,838     2.66
   Land...........................    3,609    1.49       2,664    1.33       1,455     .57      2,725     .86%      9,877     3.35
Commercial........................       91     .04         122     .06         242     .10        ---     ---         ---      ---
Consumer loans:
   Home equity and
     second mortgages.............   24,272   10.01      18,482    9.21      17,218    6.77     13,239    4.17       7,858     2.67
   Other..........................    4,282    1.76       3,532    1.76       3,340    1.31      3,124     .98       3,409     1.16
                                   --------  ------    --------  ------    --------  ------   --------  ------    --------   ------
     Gross loans receivable....... $242,578  100.00%   $200,674  100.00%   $254,190  100.00%  $317,806  100.00%   $294,668   100.00%
                                   ========  ======    ========  ======    ========  ======   ========  ======    ========   ======
TYPE OF SECURITY
   One-to-four-family

     residential real estate (1).. $209,379   86.31%   $177,837   88.62%   $232,966   91.65%  $290,956   91.55%   $264,142    89.64%
   Multi-family real estate.......    1,029     .43       1,022     .51       1,133     .45      1,111     .35       1,012      .34
   Commercial real estate.........   24,188    9.97      15,498    7.72      15,054    5.92     19,890    6.26      16,229     5.51
   Land...........................    3,609    1.49       2,664    1.33       1,455     .57      2,725     .86       9,877     3.35
   Deposits.......................      675     .28         962     .48       1,106     .44      1,155     .37         995      .34
   Auto...........................    3,006    1.24       2,127    1.06       2,041     .80      1,502     .47       1,690      .57
   Other security.................      491     .20         475     .24         426     .17        356     .11         611      .21
   Unsecured .....................      201     .08          89     .04           9      --        111     .03         113      .04
                                   --------  ------    --------  ------    --------  ------   --------  ------    --------   ------
     Gross loans receivable.......  242,578  100.00     200,674  100.00     254,190  100.00    317,806  100.00     294,668   100.00

Deduct:
Allowance for loan losses.........    1,761     .73       1,512     .75       1,361     .54      1,241     .39       1,121      .38
Deferred loan fees (1)............      822     .34         893     .45       1,690     .66      2,707     .85       2,854      .97
Loans in process..................    6,995    2.88       2,348    1.17       2,504     .99      8,086    2.55       5,347     1.81
                                   --------  ------    --------  ------    --------  ------   --------  ------    --------   ------
   Net loans receivable........... $233,000   96.05%   $195,921   97.63%   $248,635   97.81%  $305,772   96.21%   $285,346    96.84%
                                   ========  ======    ========  ======    ========  ======   ========  ======    ========   ======
Mortgage Loans:
   Adjustable-rate................ $ 68,452   28.74%    $56,014   28.43%    $95,106   37.95%  $117,062   37.20%   $112,193    38.52%
   Fixed-rate.....................  169,753   71.26     141,006   71.57     155,502   62.05    197,620   62.80     179,066    61.48
                                   --------  ------    --------  ------    --------  ------   --------  ------    --------   ------
     Total........................ $238,205  100.00%   $197,020  100.00%   $250,608  100.00%  $314,682  100.00%   $291,259   100.00%
                                   ========  ======    ========  ======    ========  ======   ========  ======    ========   ======

(1) Net loans held for sale included in the above categories amounted to $24,201,000 and $15,534,000 at December 31, 1996 and 1995. There were no loans held for sale at December 31, 1999, 1998 and 1997.

      The following table sets forth certain information at December 31, 1999, regarding the dollar amount of loans maturing in Lincoln Federal's loan portfolio based on the contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

                                        Balance                         Due During Years Ended December 31,
                                    Outstanding at                                          2003        2005      2010       2015
                                     December 31,                                            to          to        to         and
                                         1999                 2000       2001     2002      2004        2009      2014     following
                                        --------           -------     ------    ------     -------   -------    -------   --------
                                                                                   (In thousands)
Real estate mortgage loans:
   One- to four-family
     residential loans................  $175,095       $        36    $   361   $   536  $    1,133   $16,312    $43,648   $113,069
   Multi-family loans.................     1,029               ---        ---       111         333        49         47        489
   Commercial real estate loans.......    16,073             1,872        963     1,176       3,924     2,931      1,341      3,866
   Construction loans.................    18,127            15,975        ---     1,000       1,152       ---        ---        ---
   Land loans.........................     3,609             1,574         56       131       1,655        97         96        ---
   Commercial.........................        91                 5         10        37          39       ---        ---        ---
Consumer loans:
   Installment  loans.................     3,607               263        342       610       1,999       374         19        ---
   Loans secured by deposits..........       675               412        126        49          88       ---        ---        ---
   Home equity loans and
     and second mortgages.............    24,272             1,298         97       322       2,358    17,915      2,282        ---
                                        --------           -------     ------    ------     -------   -------    -------   --------
     Total consumer loans.............    28,554             1,973        565       981       4,445    18,289      2,301        ---
                                        --------           -------     ------    ------     -------   -------    -------   --------
         Total........................  $242,578           $21,435     $1,955    $3,972     $12,681   $37,678    $47,433   $117,424
                                        ========           =======     ======    ======     =======   =======    =======   ========

      The following table sets forth, as of December 31, 1999, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.

                                                                    Due After December 31, 2000
                                                  -------------------------------------------------------------
                                                  Fixed Rates             Variable Rates                  Total
                                                  -----------             --------------                  -----
                                                                          (In thousands)

Real estate mortgage loans:
   One- to four-family residential loans......      $138,723                  $36,336                   $175,059
   Multi-family loans.........................           461                      568                      1,029
   Commercial real estate loans...............         8,308                    5,893                     14,201
   Construction loans.........................         1,152                    1,000                      2,152
   Land loans.................................         2,035                      ---                      2,035
Commercial....................................            86                      ---                         86
Installment loans.............................         3,344                      ---                      3,344
Loans secured by deposits.....................           263                      ---                        263
Home equity loans and second mortgages........         8,097                   14,877                     22,974
                                                    --------                  -------                   --------
   Total......................................      $162,469                  $58,674                   $221,143
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

         Lincoln Federal also offers adjustable-rate mortgage ("ARM") loans pegged to the one-year U.S. Treasury securities yield adjusted to a constant maturity. Lincoln Federal no longer offers adjustable rate loans with interest rates pegged to the 11th District Cost of Funds Index ("COFI") because that index adjusts less rapidly to changes in interest rates compared to other indices. Lincoln Federal may offer discounted initial interest rates on ARM loans, but requires that the borrower qualify for the loan at the fully-indexed rate (the index rate plus the margin). A substantial portion of the ARM loans in the Bank's portfolio at December 31, 1999 provide for maximum rate adjustments per year and over the life of the loan of 2% and 6%, respectively. Lincoln Federal's residential ARMs are amortized for terms up to 30 years.

         In two separate transactions in August, 1997 and April, 1998, Lincoln Federal securitized approximately $41.1 million of the COFI loans in its portfolio and sold the resulting mortgage-backed securities on the secondary market. In June, 1998 Lincoln Federal sold in a direct, whole-loan sale to a private investor an additional $19.3 million of COFI loans. Following the closing of this whole-loan sale, the amount of COFI loans in Lincoln Federal's portfolio was reduced to $4.8 million. Lincoln Federal also pooled $75.0 million of fixed-rate one- to four-family residential loans into FHLMC mortgage-backed securities. Lincoln Federal sold on the secondary market $34.3 million of these securities which were backed by lower-yielding, fixed-rate loans. At December 31, 1999, Lincoln Federal continued to hold in its investment portfolio approximately $23.0 million of these securities that are backed by higher-yielding, fixed-rate mortgage loans that it originated.

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

      ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower also increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 1999, approximately 20.8% of Lincoln Federal's one- to four-family residential loans had adjustable rates of interest.

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

      At December 31, 1999, approximately $175.1 million, or 72.2% of Lincoln Federal's portfolio of loans, consisted of one- to four-family residential loans. Approximately $727,000, or .4% of total residential loans, were included in non-performing assets as of that date.

         Commercial Real Estate and Multi-Family Loans. Lincoln Federal's commercial real estate loans are secured by churches, warehouses, office buildings, hotels and other commercial properties. Lincoln Federal generally originates commercial real estate loans as five-year balloon loans amortized over a 10- or 15-year period, with an adjustable interest rate indexed primarily to the prime rate. At December 31, 1999 Lincoln Federal had $4.6 million in outstanding balloon loans secured by commercial and multi-family real estate. Lincoln Federal generally requires a Loan-to-Value Ratio of at least 75% on commercial real estate loans, although it may make loans with a Loan-to-Value Ratio of up to 80% on loans secured by owner-occupied commercial real estate or by multi-family residential properties.

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

         At December 31, 1999 Lincoln Federal's largest commercial real estate borrower had loans outstanding in the aggregate amount of $2.4 million which were secured by motels located throughout Central Indiana. Also as of that date, Lincoln Federal's largest commercial real estate loan had an outstanding balance of $1.2 million and was secured by a church located in Plainfield, Indiana. At December 31, 1999, approximately $16.1 million, or 6.6% of Lincoln Federal's total loan portfolio, consisted of commercial real estate loans. On the same date, there were no commercial real estate loans included in non-performing assets.

         At December 31, 1999, approximately $1.0 million, or .4% of Lincoln Federal's total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). Lincoln Federal writes multi-family loans on terms and conditions similar to its commercial real estate loans. The largest multi-family loan as of December 31, 1999 was $336,000 and was secured by an apartment building in Clayton, Indiana. On the same date, there were no multi-family loans included in non-performing assets.

         Multi-family loans, like commercial real estate loans, involve greater risk than do residential loans. Also, the loans-to-one-borrower limitation limits Lincoln Federal's ability to make loans to developers of apartment complexes and other multi-family units.

         Construction Loans. Lincoln Federal offers construction loans to developers for the acquisition and development of residential and nonresidential real estate and to builders of one- to four-family residential properties. A significant portion of these loans are made on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer). At December 31, 1999, approximately $18.1 million, or 7.5% of Lincoln Federal's total loan portfolio, consisted of construction loans. Of these loans, approximately $3.2 million were for the acquisition and development of residential housing developments, $6.8 million financed the construction of one- to four-family residential properties and $8.1 million financed the construction of commercial real estate. As of December 31, 1999, Lincoln Federal's largest construction loan relationship and largest construction loan had a balance of $2.1 million and was secured by a church located in Plainfield, Indiana. As of December 31, 1999, this loan was peforming according to its terms. Also on that date, construction loans in the amount of $301,000 were included in non-performing assets.

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

         Land Loans. At December 31, 1999, approximately $3.6 million, or 1.5% of Lincoln Federal's total loan portfolio, consisted of mortgage loans secured by undeveloped real estate. Lincoln Federal imposes a maximum Loan-to-Value Ratio of 65% of the appraised value of the land or 90% of the cost of the undeveloped land for pre-development land acquisition loans. Lincoln Federal writes these loans for a maximum term of 12 months. At December 31, 1999, the Bank's largest land loan totaled $468,000 and was secured by bare land located in Plainfield, Indiana.

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

         Consumer Loans. Lincoln Federal's consumer loans consist of variable- and fixed-rate home equity loans and lines of credit, automobile, recreational vehicle, boat and motorcycle loans and loans secured by deposits. Lincoln Federal does not make indirect consumer loans. Consumer loans tend to have shorter terms and higher yields than permanent residential mortgage loans. At December 31, 1999, Lincoln Federal's consumer loans aggregated approximately $28.6 million, or 11.8% of Lincoln Federal's total loan portfolio. Included in consumer loans at December 31, 1999 were $15.4 million of variable-rate home equity lines of credit. These variable-rate loans improve Lincoln Federal's exposure to interest rate risk.

         Lincoln Federal's home equity lines of credit and fixed-term loans are generally written for up to 95% of the available equity (the appraised value of the property less any first mortgage amount) if Lincoln Federal holds the first mortgage, and up to 90% of the available equity if Lincoln Federal does not hold the first mortgage. Lincoln Federal's home equity and second mortgage loans increased significantly from $13.2 million at December 31, 1996 to $24.3 million at December 31, 1999, primarily as the result of a marketing campaign directed at its existing customers. Lincoln Federal generally will write automobile loans for up to 100% of the acquisition price for a new automobile and up to the NADA retail value for a used automobile. New car loans are written for terms of up to 60 months and used car loans are written for terms up to 48 months, depending on the age of the car. Loans for recreational vehicles and boats are written for no more than 80% of the purchase price or "verified value," whichever is less, for a maximum term of 120 months and 84 months, respectively. Motorcycles loans are written for no more than 75% of the purchase price or "verified value" with a term not to exceed 48 months. All of Lincoln Federal's consumer loans have a fixed rate of interest except for home equity lines of credit, which are offered at a variable rate. At December 31, 1999, consumer loans in the amount of $77,000 were included in non-performing assets.

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

         Commercial Loans. Lincoln Federal offers commercial loans, which consist primarily of loans to businesses that are secured by assets other than real estate. As of December 31, 1999, commercial loans amounted to $91,000. Commercial loans tend to bear somewhat greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Although commercial loans have not historically comprised a large portion of Lincoln Federal's loan portfolio, Lincoln Federal intends to increase the amount of loans it makes to small businesses in the future in order to increase its rate of return and diversify its portfolio. As of December 31, 1999, none of Lincoln Federal's commercial loans were included in nonperforming assets.

         Origination, Purchase and Sale of Loans. Historically, Lincoln Federal has confined its loan origination activities primarily to Hendricks, Montgomery, Clinton and Morgan Counties. At December 31, 1999, Lincoln Federal did not have any mortgage loans secured by property located outside of Indiana. Lincoln Federal's loan originations are generated from referrals from existing customers, real estate brokers, and newspaper and periodical advertising. Loan applications are underwritten and processed at Lincoln Federal's main office in Plainfield.

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

      Lincoln Federal occasionally purchases participation interests in loans originated by other financial institutions in order to diversify its portfolio, supplement local loan demand and to obtain more favorable yields. The participations that Lincoln Federal purchases normally represent a portion of residential or commercial real estate loans originated by other Indiana financial institutions, most of which are secured by property located in Indiana. As of December 31, 1999, Lincoln Federal had $5.8 million loan participations in its asset portfolio.

      The following table shows loan origination and repayment activity for Lincoln Federal during the periods indicated:

                                                                   Year Ended December 31,
                                                     ----------------------------------------------------
                                                      1999                  1998                  1997
                                                     --------              --------              --------
                                                                       (In thousands)
Gross loans receivable at
   beginning of period.............................  $200,674              $254,190              $317,806
                                                     --------              --------              --------
Loans Originated:
     Real estate mortgage loans:
       One-to-four family loans (1)................    58,215                59,556                44,472
       Multi-family loans..........................       282                   ---                    68
       Commercial real estate loans................     4,746                 5,271                 6,608
       Construction loans..........................    13,469                 7,584                10,411
       Land loans..................................     3,435                 2,042                 3,053
     Commercial loans..............................        43                    10                   242
     Consumer loans................................    17,484                14,924                12,432
                                                     --------              --------              --------
         Total originations........................    97,674                89,387                77,286
                                                     --------              --------              --------
Purchases (sales) of participation loans, net......     6,157               (67,369)              (78,887)
Reductions:
     Repayments and other deductions...............    61,709                75,169                61,904
     Transfers from loans to real estate owned.....       218                   365                   111
                                                     --------              --------              --------
       Total reductions............................    61,927                75,534                62,015
                                                     --------              --------              --------
         Total gross loans receivable at
           end of period...........................  $242,578              $200,674              $254,190
                                                     ========              ========              ========

(1)  Includes certain home equity loans.

      Lincoln Federal's total loan originations during the year ended December 31, 1999 totaled $97.7 million, compared to $89.4 million during the year ended December 31, 1998 and $77.3 million for the year ended December 31, 1997.

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

      Non-performing Assets. At December 31, 1999, $1,147,000, or .3% of Lincoln Federal's total assets, were non-performing (non-performing loans and non-accruing loans) compared to $1,395,000, or .4%, of its total assets at
December  31,  1998.  At December  31, 1999,  residential  loans  accounted  for
$727,000  of  Lincoln  Federal's   non-performing  assets,   construction  loans
accounted for $301,000 of its non-performing assets, and consumer loans accounted for $77,000 of non-performing assets. Lincoln Federal had real estate owned ("REO") properties in the amount of $42,000 as of December 31, 1999.

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



                                                                                 At December 31,
                                                 -----------------------------------------------------------------------------
                                                  1999              1998             1997              1996             1995
                                                 ------            ------           -------           ------            ------
                                                                             (Dollars in thousands)
Non-performing assets:
   Non-performing loans..........................$1,105            $1,292           $ 3,257          $ 2,397            $1,797
   Troubled debt restructurings..................   ---               ---               367               46               598
                                                 ------            ------           -------           ------            ------
     Total non-performing loans..................$1,105             1,292             3,624            2,443             2,395
   Foreclosed real estate........................    42               103                45               75               ---
                                                 ------            ------           -------           ------            ------
     Total non-performing assets.................$1,147            $1,395           $ 3,669           $2,518            $2,395
                                                 ======            ======           =======           ======            ======

Non-performing loans to total loans..............   .47%              .65%             1.45%             .80%              .83%

Non-performing assets to total assets............   .28%              .38%             1.14%             .73%              .75%

      Interest income of $45,000 for the year ended December 31, 1999, was recognized on the non-performing loans summarized above. Interest income of $83,000 for the year ended December 31, 1999, respectively, would have been recognized under the original loan terms of these loans.

      At December 31, 1999, Lincoln Federal held loans delinquent from 30 to 89 days totalling $4.1 million. As of that date, Lincoln Federal was not aware of any other loans in which borrowers were experiencing financial difficulties and was not aware of any assets that would need to be disclosed as non-performing assets.

         Delinquent Loans. The following table sets forth certain information at December 31, 1999, 1998, and 1997, relating to delinquencies in Lincoln Federal's portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.


                               At December 31, 1999                 At December 31, 1998              At December 31, 1997
                      --------------------------------------  ----------------------------------  ----------------------------------
                           30-89 Days      90 Days or More       30-89 Days      90 Days or More     30-89 Days     90 Days or More
                      ------------------- ----------------- ------------------  ----------------  ----------------  ----------------
                                Principal         Principal           Principal        Principal          Principal        Principal
                       Number   Balance    Number  Balance   Number    Balance  Number   Balance  Number  Balance  Number    Balance
                      of Loans  of Loans  of Loansof Loans  of Loans  of Loans of Loans of Loans of Loans of Loans of Loans of Loans
                      --------------------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)

Residential
   mortgage loans.....    88     $3,912       16     $722      99     $4,254       18   $  775      140     $6,040     26   $1,228
Commercial
   real estate loans..   ---        ---      ---      ---       3        335        1      103        1        100      1      367
Multi-family
   mortgage loans.....   ---        ---      ---      ---                         ---      ---      ---        ---    ---      ---
Construction loans....     1        112        2      301                           2      300      ---        ---      3    1,214
Land loans............   ---        ---      ---      ---                         ---      ---      ---        ---    ---      ---
Consumer loans........    17         80        5       55      15        158        3      114       29        379     20      448
                         ---     ------       --   ------     ---     ------       --   ------      ---     ------     --   ------
   Total..............   106     $4,104       22   $1,078     117     $4,747       24   $1,292      170     $6,519     50   $3,257
                         ===     ======       ==   ======     ===     ======       ==   ======      ===     ======     ==   ======
Delinquent loans to
   total loans........                               2.21%                                3.06%                               3.91%
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

Allowance for Loan Losses

         The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The allowance for loan losses is determined in conjunction with Lincoln Federal's review and evaluation of current economic conditions (including those of its lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, Lincoln Federal's allowance for loan losses is adequate to absorb probable losses inherent in the loan portfolio at December 31, 1999. However, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect its loan portfolio.

      Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the past five fiscal years ended December 31, 1999.

                                                                             Year Ended December 31,
                                                 -----------------------------------------------------------------------------
                                                  1999              1998             1997              1996             1995
                                                 ------            ------         ---------          -------            ------
                                                                             (Dollars in thousands)

Balance at beginning of period...................$1,512            $1,361           $ 1,241         $  1,121            $1,047
Charge-offs:
   One- to four-family
     residential mortgage loans..................  (79)               (31)              ---              ---               (15)
   Commercial real estate mortgage loans.........   ---              (178)              ---              ---
   Construction loans............................   ---              (301)              ---              ---               (12)
   Consumer loans................................  (62)               (25)              ---              ---                (2)
                                                 ------            ------         ---------          -------            ------
     Total charge-offs........................... (141)              (357)             (178)             ---               (29)
                                                 ------            ------         ---------          -------            ------
Recoveries:
   One- to four-family
     residential mortgage loans..................   ---                15               ---              ---                 3
   Commercial real estate mortgage loans.........     4                 1               ---              ---               ---
   Construction loans............................   ---               301               ---              ---               ---
   Consumer loans................................     2                18               ---              ---               ---
                                                 ------            ------         ---------          -------            ------
     Total recoveries............................     6               335               ---              ---                 3
                                                 ------            ------         ---------          -------            ------
Net charge-offs.................................. (135)               (22)             (178)             ---               (26)
                                                 ------            ------         ---------          -------            ------
Provision for losses on loans....................   384               173               298              120               100
                                                 ------            ------         ---------          -------            ------
Balance end of period............................$1,761            $1,512         $   1,361          $ 1,241            $1,121
                                                 ======            ======         =========          =======            ======
Allowance for loan losses as a percent of
total loans outstanding..........................   .75%             0.77%             0.54%            0.40%             0.39%
Ratio of net charge-offs to average
loans outstanding................................   .06%              .01%              .06%             ---               .01%


      Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of Lincoln Federal's allowance for loan losses at the dates indicated. The information for 1995 is not included because Lincoln Federal did not make the computation.

                                                                          At December 31,
                                  -----------------------------------------------------------------------------------------------
                                         1999                      1998                    1997                    1996
                                  -------------------     --------------------    ---------------------      --------------------
                                              Percent                  Percent                 Percent                     Percent
                                             of loans                 of loans                of loans                    of loans
                                              in each                  in each                 in each                     in each
                                             category                 category                category                    category
                                             to total                   total                 to total                    to total
                                  Amount       loans       Amount       loans      Amount       loans        Amount         loans
                                  ------     --------     -------     --------     ------     ---------     --------      -------
                                                                       (Dollars in thousands)
Balance at end of
period applicable to:
   Real estate mortgage loans:
     One- to four-family
       residential.............    $718       72.18%        $600      76.19%        $401      81.03%          $206         84.84%
     Multi-family..............      10         .42           10        .51           11        .45            ---           .35
     Commercial................     241        6.63          218       7.25          221       5.87            468          4.66
     Construction loans........     230        7.47          113       3.69          249       3.90            367          4.14
     Land loans................      54        1.49           40       1.33           15        .57            ---           .86
   Commercial loans............       1         .04            2        .06           11        .10            ---           ---
   Consumer loans..............     436       11.77          349      10.97          268       8.08             98          5.15
   Unallocated.................      70         ---          180        ---          185        ---            102           ---
                                 ------      ------       ------     ------       ------     ------         ------        ------
   Total.......................  $1,761      100.00      %$1,512     100.00      %$1,361     100.00        %$1,241        100.00%
                                 ======      ======       ======     ======       ======     ======         ======        ======


Investments

     Investments. During the third quarter of 1997, the Bank adopted a revised investment policy that authorizes investments in U.S. Treasury securities, securities guaranteed by the Government National Mortgage Association ("GNMA"), securities issued by agencies of the U.S. Government, mortgage-backed securities issued by the FHLMC or the Federal National Mortgage Association ("FNMA") and in highly-rated mortgage-backed securities, collateralized mortgage obligations and investment-grade corporate debt securities. This revised policy permits the Bank's management to react quickly to market conditions. Most of the securities in its portfolio are considered available-for-sale. At December 31, 1999, Lincoln Federal's investment portfolio consisted of investments in mortgage-backed securities, corporate securities, federal agency securities, FHLB stock, an investment in Pedcor Investments - 1987 - I, L.P., an investment in Bloomington Housing Associates, L.P., and an investment in an insurance company. See "-Investments in Multi-Family, Low- and Moderate-Income Housing Projects" and "Service Corporation Subsidiary." At December 31, 1999, approximately $162.9 million, or 39.7%, of Lincoln Federal's total assets consisted of such investments. The Bank also had $8.2 million in interest-earning deposits with the FHLB-Indianapolis as of that date. As of that date, Lincoln Federal also had pledged to the FHLB-Indianapolis as collateral, investment securities with a carrying value of $119.0 million, including $81.6 million in mortgage-backed securities and $37.4 million in other securities.

     Investment Securities. The following table sets forth the amortized cost and the market value of Lincoln Federal's investment portfolio at the dates indicated.

                                                                          At December 31,
                                                 -----------------------------------------------------------------
                                                       1999                    1998                   1997
                                                 ------------------     -------------------     ------------------
                                                 Amortized   Market     Amortized    Market     Amortized   Market
                                                   Cost       Value       Cost        Value       Cost       Value
                                                 -------    -------      -------    -------      ------     ------
                                                                           (In thousands)
Investment securities available for sale:
   Federal agencies.........................     $45,992    $41,606    $  15,598  $  15,670    $    ---    $   ---
   Mortgage-backed securities...............      85,016     81,596       89,658     90,609      28,495     29,399
   Corporate debt obligations...............      23,256     22,673       23,544     22,997         ---        ---
   Federated liquid cash fund...............         ---        ---          ---        ---         ---        ---
   FHLMC stock..............................         ---        ---          ---        ---          --        ---
                                                 -------    -------      -------    -------      ------     ------
     Total investment securities
       available for sale...................     154,264    145,875      128,800    129,276      28,495     29,399
   Investment securities held to maturity--
     Federal agency securities..............         500        498        1,250      1,264       9,635      9,615
                                                 -------    -------      -------    -------      ------     ------
   Total investment securities..............     154,764    146,373      130,050    130,540      38,130     39,014
   Investment in limited partnerships.......       2,064         (1)       2,387         (1)      2,706         (1)
   Investment in insurance company..........         650         (1)         650         (1)        ---        ---
   FHLB stock (2)...........................       5,447      5,447        5,447      5,447       5,447      5,447
                                                --------                --------                -------
   Total investments........................    $162,925                $138,534                $46,283
                                                ========                ========                =======

(1)  Market values are not available

(2) Market value is based on the price at which the stock may be resold to the FHLB of Indianapolis.

     The following table sets forth the amount of investment securities excluding mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 1999.

                                                                   Amount at December 31, 1999 which matures in
                                                 ---------------------------------------------------------------------------
                                                        One Year                   Five to                     After
                                                      to Five Years               Ten Years                   Ten Years
                                                 ----------------------      ---------------------     ----------------------
                                                 Amortized     Average       Amortized     Average     Amortized     Average
                                                   Cost         Yield          Cost         Yield        Cost         Yield
                                                 ---------     --------      ---------     -------     ---------     --------
                                                                             (Dollars in thousands)

Federal agency securities - available for sale...$    ---        ---%        $25,650         6.38%      $20,342        6.81%
Corporates securities -- available for sale......   8,003       7.45             ---          ---        15,253        7.02
Federal agency securities -- held to maturity....     500       6.11             ---          ---           ---         ---
                                                   ------       ----         -------         ----       -------        ----
                                                   $8,503       7.37%        $25,650         6.38%      $35,595        6.90%
                                                   ======       ====         =======         ====       =======        ====


         At December 31, 1999, Lincoln Federal had no corporate investments the aggregate book value of which exceeded 10% of its equity capital.

     Mortgage-backed Securities. The following table sets forth the composition of Lincoln Federal's mortgage-backed securities portfolio at December 31, 1999 and 1998.

                                             December 31, 1999                                    December 31, 1998
                                ------------------------------------------          --------------------------------------------
                                Amortized         Percent           Market          Amortized          Percent          Market
                                  Cost           of Total            Value            Cost            of Total           Value
                                ---------        --------          -------          ---------         ---------        ---------
                                                                     (Dollars in thousands)
Federal Home Loan
     Mortgage Corporation        $23,003           27.1%            $22,802           $31,939            35.6%           $32,909
Federal National
     Mortgage Association          4,593            5.4               4,551             6,013             6.7              6,065
Government National
     Mortgage Association          9,417           11.1               8,872               ---               ---              ---
Collateralized mortgage
     obligations                  48,003           56.4              45,371            51,706            57.7             51,635
                                 -------          -----             -------           -------           -----            -------
Total mortgage-backed
     securities                  $85,016          100.0%            $81,596           $89,658           100.0%           $90,609
                                 =======          =====             =======           =======           =====            =======

     At December 31, 1999, mortgage-backed securities having an amortized cost of $2,404,000 mature in five to ten years and have a weighted average yield of 6.68% and mortgage-backed securities having an amortized cost of $82,612,000 mature after ten years and have a weighted average yield of 6.73%.

     All mortgage-backed securities outstanding at December 31, 1998 mature after ten years and have a weighted average yield of 6.74%.

     The   following   table  sets  forth  the  changes  in  Lincoln   Federal's
mortgage-backed securities portfolio for the years ended December 31, 1999, 1998 and 1997.

                                         For the Year Ended December 31,
                                     -----------------------------------------
                                       1999            1998            1997
                                     -------          -------          -------
                                              (Dollars in thousands)

Beginning balance                    $90,609          $29,399       $      ---
Securitization of loans                  ---           39,728           76,455
Purchases                             14,772           52,406            7,574
Monthly repayments                   (19,435)          (9,999)          (1,237)
Proceeds from sales                      ---          (21,089)         (54,415)
Net accretion                            ---                4              ---
Gains on sales                            20              113              118
Change in unrealized gain on
   securities available for sale      (4,370)              47              904
                                     -------          -------          -------
Ending balance                       $81,596          $90,609          $29,399
                                     =======          =======          =======

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

         Lincoln Federal holds a separate investment in a multi-family, low- and moderate-income housing project through its wholly-owned subsidiary, LF Service Corp. ("LF"). LF has invested in Bloomington Housing Associates, L.P. ("BHA"), which is an Indiana limited partnership that was organized to construct, own and operate a 130-unit apartment complex in Bloomington, Indiana (the "BHA Project"). Development of the BHA Project has been completed and the project is performing as planned. LF committed to invest approximately $4.9 million in BHA at the inception of the Bloomington Project in August, 1992. Through December 31, 1999, LF had invested cash of approximately $3.2 million in BHA with four additional annual capital contributions remaining to be paid in January of each year through January, 2003, totaling $1.7 million.

         A low- and moderate-income housing project qualifies for certain federal income tax credits if (i) it is a residential rental property, (ii) the units are used on a nontransient basis, and (iii) 20% or more of the units in the project are occupied by tenants whose incomes are 50% or less of the area median gross income, adjusted for family size, or alternatively, at least 40% of the units in the project are occupied by tenants whose incomes are 60% or less of the area median gross income. Qualified low income housing projects generally must comply with these and other rules for fifteen years, beginning with the first year the project qualified for the tax credit, or some or all of the tax credit together with interest may be recaptured. The tax credit is subject to the limitations on the use of general business credit, but no basis reduction is required for any portion of the tax credit claimed. As of December 31, 1999, 92.0% of the units in the Pedcor Project and 73.9% of the units in the Bloomington Project were occupied and each project complied with the low income occupancy requirements described above.

         Lincoln Federal has received tax credits of $18,000 from the operation of the Pedcor Project and $355,000 from the operation of the Bloomington Project for the year ended December 31, 1999. The tax credits from the Pedcor Project were completed during 1999; however, the tax credits from the BHA project will be available through 2012. Although Lincoln Federal has reduced income tax expense by the full amount of the tax credit available each year, it has not been able to fully utilize available tax credits to reduce income taxes payable because it may not use tax credits that would reduce its regular corporate tax liability below its alternative minimum tax liability. Lincoln Federal may carry forward unused tax credits for a period of fifteen years and management believes that the Bank will be able to utilize available tax credits during the carry-forward period. Additionally, Pedcor and BHA have incurred operating losses in the early years of their operations primarily due to accelerated depreciation of assets. Lincoln Federal has accounted for its investment in Pedcor, and LF has accounted for Lincoln Federal's investment in BHA, on the equity method. Accordingly, Lincoln Federal and LF have each recorded their share of these losses as reductions to their investments in Pedcor and BHA, respectively. At December 31, 1999, Lincoln Federal had no remaining investment on the books for Pedcor, and LF's investment in BHA was $2.1 million.

         The following summarizes Lincoln Federal's equity in Pedcor's losses and tax credits and LF's equity in BHA's losses and tax credits recognized in Lincoln Federal's consolidated financial statements.

                                                    Year Ended December 31,
                                                -----------------------------
                                                1999         1998        1997
                                               ------       ------      ------
                                                        (In Thousands)
Investment in Pedcor.........................    $---     $    ---     $    76
                                                 ====     ========     =======
Equity in losses, net
   of income tax effect......................    $---        $(164)      $(167)
Tax credit...................................      18          242         300
                                                  ---      -------       -----
Increase in after-tax net income from
   Pedcor investment.........................     $18      $    78       $ 133
                                                  ===      =======       =====

                                                    Year Ended December 31,
                                                -----------------------------
                                                1999         1998        1997
                                               ------       ------      ------
                                                        (In Thousands)
Investment in BHA..........................    $2,064       $2,387      $2,630
                                               ======       ======      ======
Equity in losses, net
   of income tax effect....................    $ (195)      $ (147)    $  (244)
Tax credit.................................       355          355         355
                                               ------       ------      ------
Increase in after-tax net income from
   BHA investment..........................    $  160       $  208     $   111
                                               ======       ======      ======

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

      Deposits. Lincoln Federal attracts deposits principally from within Hendricks, Montgomery, Clinton and Morgan Counties through the offering of a broad selection of deposit instruments, including fixed-rate passbook accounts, NOW accounts, variable rate money market accounts, fixed-term certificates of deposit, individual retirement accounts and savings accounts. Lincoln Federal does not actively solicit or advertise for deposits outside of Hendricks, Montgomery, Clinton and Morgan Counties, and substantially all of Lincoln Federal's depositors are residents of those counties. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. Lincoln Federal does not accept brokered deposits. Although the Bank sometimes may bid for public deposits, it held only $1.4 million of such funds, or .7% of its total deposits, at December 31, 1999. Lincoln Federal periodically runs specials on certificates of deposit with specific maturities.

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

         Approximately 64.7% of Lincoln Federal's deposits consist of certificates of deposit, which generally have higher interest rates than other deposit products that it offers. Certificates of deposit have decreased 10.1% during the year ended December 31, 1999. Money market savings accounts represent 20.4% of Lincoln Federal's deposits and have grown 26.7% during the year ended December 31, 1999. Lincoln Federal offers special rates on certificates of deposit with maturities that fit its asset and liability strategies.

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

      An analysis of Lincoln Federal's deposit accounts by type and maturity at December 31, 1999, is as follows:

                                                   Minimum        Balance at
                                                   Opening       December 31,          % of
Type of Account                                    Balance           1999            Deposits
----------------                               ------------      -------------      ---------
                                                                           (Unaudited)
                                                                      (Dollars in thousands)
Withdrawable:
   Savings accounts........................... $      25             $16,505            8.05%
   Money market...............................     1,000              41,745           20.37
   NOW accounts...............................       200              10,729            5.23
   Non-interest bearing demand accounts.......       200               3,396            1.66
                                                                    --------          ------
     Total withdrawable.......................                        72,375           35.31
                                                                    --------          ------
Certificates (original terms):
   3 months or less...........................     1,000                 230             .11
   6 months...................................     1,000               3,150            1.54
   12 months..................................     1,000              20,980           10.24
   18 months..................................     1,000              18,717            9.13
   24 months..................................     1,000              35,598           17.37
   30 months..................................     1,000              25,179           12.28
   36 months .................................     1,000              18,312            8.93
   60 months..................................     1,000               9,007            4.39
Public fund certificates......................                         1,434             .70
                                                                    --------          ------
Total certificates............................                       132,607           64.69
                                                                    --------          ------
Total deposits................................                      $204,982          100.00%
                                                                    ========          ======

      The following table sets forth by various interest rate categories the composition of Lincoln Federal's time deposits at the dates indicated:

                                             At December 31,
                          -----------------------------------------------------
                             1999                 1998                  1997
                          --------              --------              --------
                                              (In thousands)
3.00 to 3.99%......       $    228              $    191              $    ---
4.00 to 4.99%......         54,803                24,274                15,926
5.00 to 5.99%......         62,883                81,030                81,199
6.00 to 6.99%......         14,693                41,966                48,872
                          --------              --------              --------
   Total...........       $132,607              $147,461              $145,997
                          ========              ========              ========

     The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 1999. Matured certificates, which have not been renewed as of December 31, 1999, have been allocated based upon certain rollover assumptions.

                         Amounts at December 31, 1999 Maturing In
                      -----------------------------------------------
                      One Year        Two       Three    Greater Than
                       or Less       Years      Years     Three Years
                       -------       -----      -----     -----------
                                      (In thousands)

3.00 to 3.99%....      $   228     $   ---    $   ---       $  ---
4.00 to 4.99%....       37,766      15,049      1,109          879
5.00 to 5.99%....       35,316      18,885      7,616        1,066
6.00 to 6.99%....        1,632       4,350      8,611          100
                       -------     -------    -------       ------
   Total.........      $74,942     $38,284    $17,336       $2,045
                       =======     =======    =======       ======

     The following table indicates the amount of Lincoln Federal's other certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1999.

                                                          At December 31, 1999
                                                          --------------------
Maturity Period                                              (In thousands)
Three months or less....................................       $   2,474
Greater than three months through six months............           1,006
Greater than six months through twelve months...........           3,969
Over twelve months......................................           8,322
                                                                 -------
     Total..............................................         $15,771
                                                                 =======


                                                                          DEPOSIT ACTIVITY
                                        --------------------------------------------------------------------------------------------
                                           Balance                Increase    Balance                Increase    Balance
                                             at                  (Decrease)     at                  (Decrease)     at
                                        December 31,     % of       from   December 31,     % of       from   December 31,   % of
                                            1999       Deposits     1998       1998       Deposits     1997       1997     Deposits
                                          --------      ------     ------     --------     ------     ------   --------      ------
                                                                       (Dollars in thousands)
Withdrawable:
   Savings accounts...................     $16,505        8.05%    (4,077)     $20,582       9.71%   $(1,385)   $21,967       10.78%
   Money market accounts..............      41,745       20.37      8,803       32,942      15.54      6,940     26,002       12.75
   NOW accounts.......................      10,729        5.23      2,188        8,541       4.03        976      7,565        3.71
   Noninterest-bearing
     demand accounts..................       3,396        1.66        912        2,484       1.17        163      2,321        1.14
                                          --------      ------     ------     --------     ------     ------   --------      ------
     Total withdrawable...............      72,375       35.31      7,826       64,549      30.45      6,694     57,855       28.38
                                          --------      ------     ------     --------     ------     ------   --------      ------
Certificates (original terms):
   91 days............................         230         .11       (376)         606        .29        284        322        0.16
   6 months...........................       3,150        1.54       (625)       3,775       1.78       (787)     4,562        2.24
   12 months..........................      20,980       10.24    (11,190)      32,170      15.17      2,457     29,713       14.58
   18 months..........................      18,717        9.13      9,473        9,244       4.36     (8,642)    17,886        8.77
   24 months..........................      35,598       17.37     14,027       21,571      10.18     20,298      1,273        0.62
   30 months..........................      25,179       12.28    (32,984)      58,163      27.43     (7,527)    65,690       32.22
   36 months .........................      18,312        8.93      9,380        8,932       4.21     (2,318)    11,250        5.52
   60 months..........................       9,007        4.39     (1,654)      10,661       5.03     (3,510)    14,171        6.95
Public fund certificates..............       1,434         .70       (905)       2,339       1.10      1,209      1,130        0.56
                                          --------      ------     ------     --------     ------     ------   --------      ------
Total certificates....................     132,607       64.69    (14,854)     147,461      69.55      1,464    145,997       71.62
                                          --------      ------     ------     --------     ------     ------   --------      ------
Total deposits........................    $204,982      100.00%    (7,028)    $212,010     100.00%    $8,158   $203,852      100.00%
                                          ========      ======     ======     ========     ======     ======   ========      ======

      Total deposits at December 31, 1999 were approximately $205.0 million, compared to approximately $203.9 million at December 31, 1997. Lincoln Federal's deposit base depends somewhat upon the manufacturing sector of Hendricks, Montgomery, Clinton and Morgan Counties. Although the manufacturing sector in these counties is relatively diversified and does not significantly depend upon any industry, a loss of a material portion of the manufacturing workforce could adversely affect Lincoln Federal's ability to attract deposits due to the loss of personal income attributable to the lost manufacturing jobs and the attendant loss in service industry jobs.

      In the unlikely event of the Bank's liquidation, all claims of creditors (including those of deposit account holders, to the extent of their deposit balances) would be paid first followed by distribution of the liquidation account to certain deposit account holders, with any assets remaining thereafter distributed to the Holding Company as the sole shareholder of Lincoln Federal.

      Borrowings. Lincoln Federal focuses on generating high quality loans and then seeking the best source of funding from deposits, investments or borrowings. At December 31, 1999, Lincoln Federal had borrowings in the amount of $103.9 million from the FHLB of Indianapolis which bear fixed and variable interest rates and which are due at various dates through 2009. Lincoln Federal is required to maintain eligible loans and investment securities, including mortgage-backed securities, in its portfolio of at least 160% of outstanding advances as collateral for advances from the FHLB of Indianapolis. As an additional funding source, Lincoln Federal has also sold securities under repurchase agreements. Lincoln Federal had outstanding securities sold under repurchase agreement in the amount of $4.6 million at December 31, 1999. Lincoln Federal does not anticipate any difficulty in obtaining advances and other borrowings appropriate to meet its requirements in the future.

      The following table presents certain information relating to Lincoln Federal's borrowings at or for the years ended December 31, 1999, 1998 and 1997.


                                                                               At or for the Year
                                                                               Ended December 31,
                                                              -----------------------------------------------------
                                                                1999                  1998                  1997
                                                              --------             ----------           -----------
                                                                             (Dollars in thousands)
Outstanding at end of period
     Securities sold under repurchase agreements............ $   4,600            $       ---            $      ---
     FHLB advances..........................................   103,938                 33,263                70,136
Average balance outstanding for period
     Securities sold under repurchase agreements............     3,680                    ---                   ---
     FHLB advances..........................................    78,874                 49,773                92,121
Maximum amount outstanding at any
     month-end during the period
     Securities sold under repurchase agreements............     4,600                    ---                   ---
     FHLB advances..........................................   104,188                 35,136               106,932
Weighted average interest rate
     during the period
     Securities sold under repurchase agreements............      5.16%                   ---%                  ---%
     FHLB advances..........................................      5.30                   5.74                  5.70
Weighted average interest rate
     at end of period
     Securities sold under repurchase agreements............      5.09                    ---                   ---
     FHLB advances..........................................      4.94                   5.50                  5.71
Note payable to Bloomington.................................    $1,714               $  2,203              $  2,691

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

         Family Financial primarily engages in retail sales of mortgage and credit insurance products in connection with loans originated by Lincoln Federal's constituent shareholder financial institutions. Products offered by Family Financial include group and individual term mortgage life insurance, group mortgage disability insurance, group accidental death insurance, group credit life insurance, and group credit accident and disability insurance policies. Family Financial also markets a variety of tax-deferred annuity contracts which are wholly reinsured by other insurance companies. LF expects to receive (1) dividends paid on Family Financial shares owned directly by it, (2) a pro rata allocation of dividends received on shares held by Consortium
Partners, which are divided among the partners based on the actuarially determined value of Family Financial's various lines of insurance generated by customers of these partners, and (3) commissions on sales of insurance products made to customers. For the period ended December 31, 1999, Lincoln Federal received dividends of $37,000 from Family Financial.

Employees

      As of December 31, 1999, Lincoln Federal employed 84 persons on a full-time basis and five on a part-time basis. None of Lincoln Federal's employees are represented by a collective bargaining group and management considers employee relations to be good.

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

                                   COMPETITION

      Lincoln Federal originates most of its loans to and accepts most of its deposits from residents of Hendricks, Montgomery, Clinton and Morgan Counties, Indiana. Lincoln Federal is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, and certain nonbanking consumer lenders that provide similar services in those counties with significantly larger resources than are available to Lincoln Federal. Lincoln Federal also competes with money market funds with respect to deposit accounts and with insurance companies with respect to individual retirement accounts.

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

                                   REGULATION

General

         As a federally chartered, SAIF-insured savings association, Lincoln Federal is subject to extensive regulation by the OTS and the FDIC. For example, Lincoln Federal must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines Lincoln Federal's books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. A savings association must pay a semi-annual assessment to the OTS based upon a marginal assessment rate that decreases as the asset size of the savings association increases, and which includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution's size, condition, and the complexity of its operations. Lincoln Federal's semi-annual assessment is $42,000.

         Lincoln Federal is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuances or retirements of Lincoln Federal's securities, and limitations upon other aspects of banking operations. In addition, Lincoln Federal's activities and operations are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.

Savings and Loan Holding Company Regulation

         The Holding Company is regulated as a "non-diversified savings and loan holding company" within the meaning of the Home Owners' Loan Act, as amended (the "HOLA"), and subject to regulatory oversight of the Director of the OTS. As such, the Holding Company is registered with the OTS and is thereby subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, Lincoln Federal is subject to certain restrictions in its dealings with the Holding Company and with other companies affiliated with the Holding Company.

         In general, the HOLA prohibits a savings and loan holding company, without obtaining the prior approval of the Director of the OTS, from acquiring control of another savings association or savings and loan holding company or retaining more than 5% of the voting shares of a savings association or of another holding company which is not a subsidiary. The HOLA also restricts the ability of a director or officer of the Holding Company, or any person who owns more than 25% of the Holding Company's stock, from acquiring control of another savings association or savings and loan holding company without obtaining the prior approval of the Director of the OTS.

         The Holding Company currently operates as a unitary savings and loan holding company. Prior to the enactment of the Gramm-Leach-Bliley Act (the "GLB Act") on November 12, 1999, there were no restrictions on the permissible business activities of a unitary savings and loan holding company. The GLB Act included a provision that prohibits any new unitary savings and loan holding company, defined as a company that acquires a thrift after May 4, 1999, from engaging in commercial activities. This provision also includes a grandfather clause, however, that permits a company that was a savings and loan holding company as of May 4, 1999, or had an application to become a savings and loan holding company on file with the OTS as of that date, to acquire and continue to control a thrift and to continue to engage in commercial activities. Because the Holding Company qualifies under this grandfather provision, the GLB Act did not affect the Holding Company's authority to engage in diversified business activities.

         Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and Lincoln Federal were a bank. See "-Qualified Thrift Lender." At December 31, 1999, Lincoln Federal's asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

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

         No subsidiary savings association of a savings and loan holding company may declare or pay a dividend on its permanent or nonwithdrawable stock unless it first gives the Director of the OTS 30 days advance notice of such declaration and payment. Any dividend declared during such period or without giving notice shall be invalid.

Federal Home Loan Bank System

         Lincoln Federal is a member of the FHLB of Indianapolis, which is one of twelve regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLB is funded primarily from funds deposited by banks and savings associations and proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System, including the FHLB of Indianapolis.

         Prior to the enactment of the GLB Act, a federal savings association was required to become a member of the FHLB for the district in which the thrift is located. The GLB Act abolished this requirement, effective six months following the enactment of the statute. At that time, membership with the FHLB will become voluntary. Any savings association that chooses to become (or remain) a member of the FHLB following the expiration of this six-month period will have to qualify for membership under the criteria that existed prior to the enactment of the GLB Act. Lincoln Federal currently intends to remain a member of the FHLB of Indianapolis.

         As a member of the FHLB, Lincoln Federal is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 1999, Lincoln Federal's investment in stock of the FHLB of Indianapolis was $5.4 million. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

         The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. For the fiscal year ended December 31, 1999, dividends paid by the FHLB of Indianapolis to Lincoln Federal totaled approximately $436,000, for an annual rate of 8.0%.

Insurance of Deposits

         Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks and the SAIF for savings associations such as Lincoln Federal and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund. During 1996, the reserves of the SAIF were below the level required by law, primarily because a significant portion of the assessments paid into the SAIF had been used to pay the cost of prior thrift failures, while the reserves of the BIF met the level required by law. In 1996, however, legislation was enacted to recapitalize the SAIF and eliminate the premium disparity between the BIF and SAIF. See "- Assessments" below.

         Assessments. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time and may decrease these rates if the target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary depending on the risk the institution poses to its deposit insurance fund. An institution's risk level is determined based on its capital level and the FDIC's level of supervisory concern about the institution.

         In 1996, legislation was enacted that included provisions designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under the new law, Lincoln Federal was charged a one-time special assessment equal to $.657 per $100 in assessable deposits at March 31, 1995. Lincoln Federal recognized this one-time assessment as a non-recurring operating expense of approximately $1.3 million ($785,000 after tax) during the three-month period ending September 30, 1996, and paid this assessment during the fourth quarter of 1996. The assessment was fully deductible for both federal and state income tax purposes. Beginning January 1, 1997, Lincoln Federal's annual deposit insurance premium was reduced from .23% to .0644% of total assessable deposits. BIF institutions pay lower assessments than comparable SAIF institutions because BIF institutions pay only 20% of the rate paid by SAIF institutions on their deposits with respect to obligations issued by the federally-chartered corporation which provided some of the financing to resolve the thrift crisis in the 1980's ("FICO"). Although Congress has considered merging the SAIF and the BIF, until then, savings associations with SAIF deposits may not transfer deposits into the BIF system without paying various exit and entrance fees, and SAIF institutions will continue to pay higher FICO assessments. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met.

Savings Association Regulatory Capital

         Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. The OTS recently amended this requirement to require a core capital level of 3% of total adjusted assets for savings associations that receive the highest rating for safety and soundness, and 4% to 5% for all other savings associations. This amendment became effective April 1, 1999. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt, less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 1999, Lincoln Federal was in compliance with all capital requirements imposed by law.

         The OTS has promulgated a rule which sets forth the methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS has delayed the implementation of this rule, however. The rule requires savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) to maintain additional capital for interest rate risk under the risk-based capital framework. Even though the OTS has delayed implementing this rule, Lincoln Federal nevertheless measures its interest rate risk in conformity with the OTS regulation and, as of December 31, 1999, would have been required to deduct $6.5 million from its total capital available to calculate its risk-based capital requirement. The OTS recently updated its standards regarding the management of interest rate risk to include summary guidelines to assist savings associations in determining their exposures to interest rate risk.

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

Prompt Corrective Regulatory Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 1999, Lincoln Federal was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

Dividend Limitations

         The OTS adopted a regulation, which became effective on April 1, 1999, that revised the restrictions that apply to "capital distributions" by savings associations. The amended regulation defines a capital distribution as a distribution of cash or other property to a savings association's owners, made on account of their ownership. This definition includes a savings association's payment of cash dividends to shareholders, or any payment by a savings association to repurchase, redeem, retire, or otherwise acquire any of its shares or debt instruments that are included in total capital, and any extension of credit to finance an affiliate's acquisition of those shares or interests. The amended regulation does not apply to dividends consisting only of a savings association's shares or rights to purchase such shares.

         The amended regulation exempts certain savings associations from the requirement under the prior version of the regulation that all savings associations file either a notice or an application with the OTS before making any capital distribution. As revised, the regulation requires a savings association to file an application for approval of a proposed capital distribution with the OTS if the association is not eligible for expedited treatment under OTS's application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years (the "retained net income standard"). At December 31, 1999, Lincoln Federal's retained net income standard was approximately $6.1 million. A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS or the FDIC.

         The amended regulation requires a savings association to file a notice of a proposed capital distribution in lieu of an application if the association or the proposed capital distribution do not meet the conditions described above, and: (1) the savings association will not be at least well capitalized (as defined under the OTS prompt corrective action regulations) following the capital distribution; (2) the capital distribution would reduce the amount of, or retire any part of the savings association's common or preferred stock, or retire any part of debt instruments such as notes or debentures included in the association's capital under the OTS capital regulation; or (3) the savings association is a subsidiary of a savings and loan holding company. Because Lincoln Federal is a subsidiary of a savings and loan holding company, this latter provision requires, at a minimum, that Lincoln Federal file a notice with the OTS 30 days before making any capital distributions to the Holding Company.

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

Safety and Soundness Standards

         In 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. During 1996, the federal banking agencies added asset quality and earning standards to the safety and soundness guidelines.

Real Estate Lending Standards

         OTS regulations require savings associations to establish and maintain written internal real estate lending policies. Each association's lending policies must be consistent with safe and sound banking practices and be appropriate to the size of the association and the nature and scope of its operations. The policies must establish loan portfolio diversification standards; establish prudent underwriting standards, including loan-to-value limits, that are clear and measurable; establish loan administration procedures for the association's real estate portfolio; and establish documentation, approval, and reporting requirements to monitor compliance with the association's real estate lending policies. The association's written real estate lending policies must be reviewed and approved by the association's Board of Directors at least annually. Further, each association is expected to monitor conditions in its real estate market to ensure that its lending policies continue to be appropriate for current market conditions.

Loans to One Borrower

         Under OTS regulations, Lincoln Federal may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. Lincoln Federal has established an "in-house" lending limit of $3 million to a single or related group of borrowers, which is significantly lower than the regulatory lending limit described above. Any loan that exceeds this "in-house" lending limit up to the regulatory lending limit must first be approved by Lincoln Federal's board of directors. At December 31, 1999, Lincoln Federal had no loan relationships that exceeded its "in-house" lending limit. Also on that date, Lincoln Federal did not have any loans or extensions of credit to a single or related group of borrowers in excess of its regulatory lending limits. Management does not believe that the loans-to-one-borrower limits will have a significant impact on Lincoln Federal's business operations or earnings.

Qualified Thrift Lender

         Savings associations must meet a QTL test that requires the association to maintain an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise to qualify as a QTL. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 1999, Lincoln Federal was in compliance with its QTL requirement, with approximately 86.6% of its assets invested in QTIs.

         A savings association which fails to meet the QTL test must either convert to a bank (but its deposit insurance assessments and payments will be those of and paid to the SAIF) or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for a national bank and for a savings association; (ii) its branching activities shall be limited to those of a national bank; (iii) it shall be bound by regulations applicable to national banks respecting payment of dividends. Three years after failing the QTL test the association must dispose of any investment or activity not permissible for a national bank and a savings association. If such a savings association is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).

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

         The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test in ss. 7701(a)(19) of the Code or the asset composition test of ss. 7701(c) of the Code. Branching that would result in th formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state-chartered associations or their holding companies in the state where the acquiring association or holding company is located. Moreover, Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana.

         Finally, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana enacted legislation establishing interstate branching provisions for Indiana state-chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law, which became effective in 1996, authorizes Indiana banks to branch interstate by merger or de novo expansion, provided that such transactions are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merge or establish de novo banks on a reciprocial basis.

Transactions with Affiliates

         Lincoln Federal is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restrict financial transactions between banks and their directors, executive officers and affiliated companies. The statute limits credit transactions between a bank or savings association and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

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

Community Reinvestment Act Matters

         Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") be disclosed. The disclosure includes both a four-unit descriptive rating -- outstanding, satisfactory, needs to improve, and substantial noncompliance -- and a written evaluation of an institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the CRA and its record of lending to first-time home buyers. The OTS has designated Lincoln Federal's record of meeting community credit needs as satisfactory.

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

Item 2.   Properties.

         The following table provides certain information with respect to Lincoln Federal's offices as of December 31, 1999:

                                                         Net Book
                                                         Value of
                                                         Property,   Approximate
    Description             Owned or   Year     Total   Furniture &    Square
    and Address              leased   Opened  Deposits   Fixtures      Footage
                                      (Dollars in Thousands)
1121 East Main Street         Owned    1970    $86,309     $1,307       9,925
Plainfield, IN 46168

134 South Washington Street   Owned    1962    47,021         389       9,340
Crawfordsville, IN 47933

1900 East Wabash Street       Owned    1974    31,664         288       2,670
Frankfort, IN 46041

975 East Main Street          Owned    1981    28,609         286       2,890
Brownsburg, IN 46112

7648 East U.S. Highway 36     Owned    1999     7,375       1,071       2,800
Avon, IN

590 S. State Road 67         Leased    1999     4,004         332       1,500
Mooresville, IN 46158

      Lincoln Federal owns computer and data processing equipment which it uses for transaction processing, loan origination, and accounting. The net book value of Lincoln Federal's electronic data processing equipment was approximately $417,000 at December 31, 1999.

      Lincoln Federal currently operates five automatic teller machines ("ATMs"), with one ATM located at its main office and each of its branch offices. Lincoln Federal's ATMs participate in the Cirrus(R) and MAC(R) networks.

     Lincoln Federal has also contracted for the data processing and reporting services of On-Line Financial Services, Inc. in Oak Brook, Illinois. The cost of these data processing services is approximately $46,000 per month.

      Lincoln Federal has also executed a Correspondent Services Agreement with the FHLB of Indianapolis under which it receives item processing and other services for a fee of approximately $6,700 per month.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended December 31, 1999.

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

         Name                      Position with Holding Company
         ----                      -----------------------------
         T. Tim Unger              Chairman of the Board, President
                                        and Chief Executive Officer
         John M. Baer              Secretary and Treasurer

         T. Tim Unger (age 59) has been President and Chief Executive Officer of Lincoln Federal since January, 1996. Before then, Mr. Unger served as President and Chief Executive Officer of Summit Bank of Clinton County from 1989 through 1995. Mr. Unger has served the banking industry since 1966.

         John M. Baer (age 51) has served as Lincoln Federal's Chief Financial Officer since June, 1997 and as Lincoln Federal's Secretary and Treasurer since January, 1998. Before working for Lincoln Federal, Mr. Baer served as Vice President and Chief Financial Officer of the Community Bank Group of Bank One in Indianapolis, Indiana from June, 1996 through June, 1997. From October, 1989 through June, 1996 he served as Senior Vice President and Chief Financial Officer of Bank One, Merrillville, NA, in Merrillville, Indiana. Mr. Baer has served the banking industry since 1978.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

         The information required by this item is incorporated by reference to the material under the heading "Shareholder Information" on page 47 of the Holding Company's 1999 Shareholder Annual Report (the "Shareholder Annual Report").

Item 6.  Selected Financial Data.

         The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Data of Lincoln Bancorp and Subsidiary" on pages 3 and 4 of the Shareholder Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The information required by this item is incorporated by reference to pages 4 through 19 of the Shareholder Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The information required by this item is incorporated by reference to pages 16 through 19 of the Shareholder Annual Report.

Item 8.       Financial Statements and Supplementary Data.

         The Holding Company's Consolidated Financial Statements and Notes thereto contained on pages 20 through 45 in the Shareholder Annual Report are incorporated herein by reference. The Company's unaudited quarterly results of operations contained on page 16 in the Shareholder Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by this item with respect to directors is incorporated by reference to pages 3 through 5 and page 11 of the Holding Company's Proxy Statement for its 2000 Annual Shareholder Meeting (the "2000 Proxy Statement"). Information concerning the Holding Company's executive officers is included in Item 4.5 in Part I of this report.

Item 11. Executive Compensation.

Management Remuneration and Related Transactions

     Remuneration of Named Executive Officer

     During the fiscal year ended December 31, 1999, no cash compensation was paid directly by the Holding Company to any of its executive officers. Each of such officers was compensated by the Bank.

     The following tables set forth information as to annual, long term and other compensation for services in all capacities to the President and Chief Executive Officer of the Holding Company for the last three fiscal years and the Chief Financial Officer, Secretary and Treasurer of the Holding Company for the last two fiscal years (the "Named Executive Officers"). There were no other executive officers of the Holding Company who earned over $100,000 in salary and bonuses during the fiscal year ended December 31, 1999.

                                                                       Summary Compensation Table
                                                              Annual Compensation

                                                                               Long Term Compensation
                                                 Annual Compensation                   Awards
                                                                     Other                                   All
                                                                    Annual     Restricted   Securities      Other
Name and                    Fiscal                                  Compen-       Stock     Underlying     Compen-
Principal Position           Year    Salary ($)(1)    Bonus ($)  sation($)(2)   Awards($)   Options(#)  sation($)(3)
--------------------------------------------------------------------------------------------------------------------
T. Tim Unger, President      1999      $165,000      $25,000          ---      $700,925 (4)   175,231      $3,451
  and Chief Executive Officer1998      $135,000      $30,000          ---           ---           ---      $3,555
                             1997      $125,000      $10,000          ---           ---           ---      $3,330
John M. Baer, Chief          1999      $105,000      $10,500          ---      $438,075 (4)    60,092      $3,618
   Financial Officer,        1998      $ 95,000      $15,000          ---           ---           ---      $  990
    Secretary and Treasurer

(1) Mr. Unger does not receive any directors fees. Includes amounts deferred pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code") under the Bank's 401(k) Plan.

(2) The Named Executive Officers received certain perquisites, but the incremental cost of providing such perquisites did not exceed the lesser of $50,000 or 10% of their salary and bonus.

(3) All Other Compensation includes the Bank's matching contributions under its 401(k) Plan.

(4) The value of the restricted stock awards was determined by multiplying the fair market values of the Common Stock on the date the shares were awarded by the number of shares awarded. These shares vest over a five year period commencing July 6, 1999. As of December 31, 1999, the number and aggregate value of restricted stock holdings by Mr. Unger were 56,074 and $587,025, respectively, and by Mr. Baer were 35,046 and $366,888, respectively. Awards paid on the restricted shares are payable to the grantee as the shares are vested and are not included in the table.

     Stock Options

     The following table sets forth information related to options granted during fiscal year 1999 to the Named Executive Officers.

                                                                                 Potential Realizable
                                                                                   Value at Assumed
                                 % of Total                                      Annual Rates of Stock
                               Options Granted   Exercise or                      Price Appreciation
                  Options       to Employees      Base Price    Expiration          for Option Term
     Name       Granted(#)     In Fiscal Year    ($/Share)(3)      Date          5% ($)          10% ($)
     ----       ----------     --------------    ------------      ----          ------          -------

T. Tim Unger    175,231 (1)        47.25%            $12.50      7/5/2009       $3,567,910      $5,681,301
John M. Baer     60,092 (2)        16.21%            $12.50      7/5/2009       $1,223,544      $1,948,289


(1) These are options to acquire shares of the Holding Company's Common Stock. They are exercisable at the rate of 20% per year over a 5-year period commencing July 6, 1999. Subject to earlier vesting under certain circumstances.

(2) These are options to acquire shares of the Holding Company's Common Stock. These options become exercisable as to 8,000 shares on July 6, 2000, as to 8,000 shares on July 6, 2001, as to 8,000 shares the first days of years 2002 - 2006, and as to 4,092 shares on January 1, 2007, subject to earlier vesting under certain circumstances.

(3) The option exercise price may be paid in cash or with the approval of the Stock Compensation Committee beginning on December 30, 2001, in shares of Holding Company Common Stock or a combination thereof. The option exercise price equaled the market value of a share of the Holding Company Common Stock on the date of grant.

         The following table includes the number of shares covered by exercisable and unexercisable stock options held by the Named Executive Officers as of December 31, 1999. Also reported are the values for "in-the-money" options (options whose exercise price is lower than the market value of the shares at fiscal year end) which represent the spread between the exercise price of any such existing stock options and the fiscal year-end market price of the stock.

        Outstanding Stock Option Grants and Value Realized as of 12/31/99

                           Number of                  Value of Unexercised
                     Securities Underlying                In-the-Money
                       Unexercised Options                 Options at
                      at Fiscal Year End (#)         Fiscal Year End ($) (1)
Name              Exercisable    Unexercisable    Exercisable    Unexercisable
------------------------------------------------------------------------------
T. Tim Unger         ---           175,231            ---             ---
John M. Baer         ---            60,092            ---             ---

(1) Since the average between the high asked and low bid prices for the shares on December 31, 1999, was $10.46875 per share, and this price is below the $12.50 per share exercise price of the options, none of these options were "in-the-money" on December 31, 1999.

     No stock options were exercised during fiscal 1999 by the Named Executive Officers.

     Employment Contract

     The Bank entered into a three-year employment contract with Mr. Unger. The contract with Mr. Unger extends annually for an additional one-year term to maintain its three-year term if the Bank's Board of Directors determines to so extend it, unless notice not to extend is properly given by either party to the contract. Mr. Unger receives a salary under the contract equal to his current salary with the Bank, subject to increases approved by the Board of Directors. The contract also provides, among other things, for participation in other fringe benefits and benefit plans available to the Bank's employees. Mr. Unger may terminate his employment upon 60 days' written notice to the Bank. The Bank may discharge Mr. Unger for cause (as defined in the contract) at any time or in certain specified events. If the Bank terminates Mr. Unger's employment for other than cause or if Mr. Unger terminates his own employment for cause (as defined in the contract), Mr. Unger will receive his base compensation under the contract for an additional three years if the termination follows a change of control in the Holding Company, and for the balance of the contract if the termination does not follow a change in control. In addition, during such period, Mr. Unger will continue to participate in the Bank's group insurance plans and retirement plans, or receive comparable benefits. Moreover, within a period of three months after such termination following a change of control, Mr. Unger will have the right to cause the Bank to purchase any stock options he holds for a price equal to the fair market value (as defined in the contract) of the shares subject to such options minus their option price. If the payments provided for in the contract, together with any other payments made to Mr. Unger by the Bank, are deemed to be payments in violation of the "golden parachute" rules of the Code, such payments will be reduced to the largest amount which would not cause the Bank to lose a tax deduction for such payments under those rules. As of the date hereof, the cash compensation which would be paid under the contract to Mr. Unger if the contract were terminated after a change of control of the Holding Company, without cause by the Bank, or for cause by Mr. Unger, would be $525,000. For purposes of this employment contract, a change of control of the Holding Company is generally an acquisition of control, as defined in regulations issued under the Change in Bank Control Act and the Savings and Loan Holding Company Act.

      The employment contract protects the Bank's confidential business information and protects the Bank from competition by Mr. Unger should he voluntarily terminate his employment without cause or be terminated by the Bank for cause.

Compensation of Directors

     The Bank pays its non-employee directors a monthly retainer of $884 plus $416 for each regular meeting attended and $208 for each committee meeting attended, with a maximum of $1,600 in annual committee fees. The Bank's directors emeritus receive a $1,000 annual retainer. Directors also typically receive a year-end bonus depending on the Bank's performance during the year. Total fees paid to Bank directors and directors emeritus for the year ended December 31, 1999 were approximately $154,100.

     The Bank's directors and directors emeritus may, pursuant to a deferred compensation agreement, defer payment of some or all of their directors fees, bonuses or other compensation into a retirement account. Under this agreement, deferred directors fees are to be distributed either in a lump-sum payment or in equal annual or monthly installments over any period of from five to ten years. The lump sum or first installment is payable to the director, at the director's discretion, on the first day of the calendar year immediately following the year in which he ceases to be a director, or in the year in which the director attains that age specified by the retirement income test of the Social Security Act. Any additional installments will be paid on the first day of each succeeding year thereafter. At present, the following directors participate in the deferred compensation plan: Lester N. Bergum, Jr., W. Thomas Harmon, and Wayne E. Kessler.

     Directors of the Holding Company and the Bank are not currently paid directors' fees. The Holding Company may, if it believes it is necessary to attract qualified directors or is otherwise beneficial to the Holding Company, adopt a policy of paying directors' fees.

     The Bank has also adopted a Deferred Director Supplemental Retirement Plan (the "Supplemental Plan") which provides for the continuation of directors fees to a director upon the later of a director's attainment of age 70 or the date on which he ceases to be a director. A director's interest in the Supplemental Plan will vest gradually over a five-year period commencing upon the director's completion of five years of service on our board. Upon completing nine years of service, the director's interest in the Supplemental Plan will be fully vested. The interests of directors who, as of December 1, 1997, had served at least one year on the Board vested immediately upon the adoption of the Supplemental Plan. The benefits payable to a director under the Supplemental Plan are calculated by multiplying the director's vested percentage times the rate of directors fees paid to the director immediately prior to his attainment of age 70 or, if earlier, the date his status as a director terminated. In the event that a director's death occurs prior to the commencement of payments under the Supplemental Plan, the director's designated beneficiary shall receive a monthly payment calculated by multiplying the director's vested percentage times the rate of directors fees in effect immediately prior to the director's death or, if earlier, the date on which his status as a director terminated. Payments under the Supplemental Plan will continue for 120 months.

Pension Plan

     The Bank's full-time employees are included in the Pension Plan. Separate actuarial valuations are not made for individual employer members of the Pension Plan. The Bank's employees are eligible to participate in the plan once they have attained the age of 21 and completed one year of service for the Bank and provided that the employee is expected to complete a minimum of 1,000 hours of service in the 12 consecutive months following his enrollment date. An employee's pension benefits are 100% vested after five years of service.

     The Pension Plan provides for monthly or lump sum retirement benefits determined as a percentage of the employee's average salary (for the employee's highest five consecutive years of salary) times his years of service. Salary includes base annual salary as of each January 1, exclusive of overtime, bonuses, fees and other special payments. Early retirement, disability, and death benefits are also payable under the Pension Plan, depending upon the participant's age and years of service. The Bank recorded no expense for the Pension Plan during the fiscal year ended December 31, 1999, as the Plan was fully funded that year.

     The estimated base annual retirement benefits presented on a straight-line basis payable at normal retirement age (65) under the Pension Plan to persons in specified salary and years of service classifications are as follows (benefits noted in the table are not subject to any offset).

                                   Years of Service
Highest 5-Year
   Average
Compensation      15       20        25       30       35       40     45
------------------------------------------------------------------------------
  $  60,000     13,500   18,000    22,500   27,000   31,500   36,000    40,500
     80,000     18,000   24,000    30,000   36,000   42,000   48,000    54,000
    100,000     22,500   30,000    37,500   45,000   52,500   60,000    67,500
    120,000     27,000   36,000    45,000   54,000   63,000   72,000    81,000
    140,000     31,500   42,000    52,500   63,000   73,500   84,000    94,500

      Benefits are currently subject to maximum Code limitations of $135,000 per year. The years of service credited to Mr. Unger under the Pension Plan as of December 31, 1999 were four, and to Mr. Baer under the Pension Plan as of December 31, 1999 were three.

Transactions With Certain Related Persons

         The Bank follows a policy of offering to its directors, officers, and employees real estate mortgage loans secured by their principal residence as well as other loans. Current law authorizes the Bank to make loans or extensions of credit to its executive officers, directors, and principal shareholders on the same terms that are available with respect to loans made to all of its employees. At present, the Bank offers loans to its executive officers, directors,  principal  shareholders  and employees with an interest rate that is
 .5% lower than the rate generally available to the public, but otherwise are offered with substantially the same terms as those prevailing for comparable transactions. All loans to directors and executive officers must be approved in advance by a majority of the disinterested members of the Board of Directors.
Loans  to   directors,   executive   officers  and  their   associates   totaled
approximately $1.261 million, or 1.4% of equity capital at December 31, 1999.

         The law firm Robison Robison Bergum & Johnson, based in Frankfort, Indiana, of which Lester N. Bergum, Jr., a director of the Holding Company is a partner, serves as counsel to the Bank in connection with loan delinquencies, title searches, and related matters in Frankfort, Clinton County, Indiana. The Bank expects to continue using the services of the law firm for such matters in the current fiscal year.

Joint Report of the Compensation Committee and the Stock Compensation Committee

        The Compensation Committee of the Board of Directors was comprised during fiscal 1999 of Messrs. Harmon, Holifield, Mansfield and Milholland. The Committee reviews payroll costs, establishes policies and objectives relating to compensation, and approves the salaries of all employees, including executive officers. All decisions by the Compensation Committee relating to salaries of the Holding Company's executive officers are approved by the full Board of Directors. In fiscal 1999, there were no modifications to Compensation Committee actions and recommendations made by the full Board of Directors. In approving the salaries of executive officers, the Committee has access to and reviews compensation data for comparable financial institutions in the Midwest. Moreover, from time to time the Compensation Committee reviews information provided to it by independent compensation consultants in making its decisions.

         The objectives of the Compensation Committee and the Stock Compensation Committee with respect to executive compensation are the following:

         (1) provide compensation opportunities comparable to those offered by other similarly situated financial institutions in order to be able to attract and retain talented executives who are critical to the Holding Company's long-term success;

         (2) reward executive officers based upon their ability to achieve short-term and long-term strategic goals and objectives and to enhance shareholder value; and

         (3) align the interests of the executive officers with the long-term interests of shareholders by granting stock options which will become more valuable to the executives as the value of the Holding Company's shares increases.

         At present, the Holding Company's executive compensation program is comprised of base salary and annual incentive bonuses. The Option Plan and the RRP provide long-term incentive bonuses in the form of stock options and awards of Common Stock. Reasonable base salaries are awarded based on salaries paid by comparable financial institutions, particularly in the Midwest, and individual performance. The annual incentive bonuses are tied to the Holding Company's performance in the areas of growth, profit, quality, and productivity as they relate to earnings per share and return on equity for the current fiscal year, and it is expected that stock options will have a direct relation to the long-term enhancement of shareholder value. In years in which the performance goals of the Holding Company are met or exceeded, executive compensation tends to be higher than in years in which performance is below expectations.

         Base Salary. Base salary levels of the Holding Company's executive officers are intended to be comparable to those offered by similar financial institutions in the Midwest. In determining base salaries, the Compensation Committee also takes into account individual experience and performance.

         Mr. Unger was the Holding Company's Chief Executive Officer throughout fiscal 1999. Mr. Unger received a base salary of $135,000 in 1998 and $165,000 in 1999.

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

         Mr. Unger's bonus for fiscal 1999 was $25,000 compared to $30,000 for fiscal 1998.

         Stock Options. The Option Plan is intended to align executive and shareholder long-term interests by creating a strong and direct link between executive pay and shareholder return, and enable executives to acquire a significant ownership position in the Holding Company's Common Stock. Stock options are granted at the prevailing market price and will only have a value to the executives if the stock price increases. The Stock Compensation Committee has determined and will determine the number of option grants to make to executive officers based on the practices of comparable financial institutions as well as the executive's level of responsibility and contributions to the Holding Company.

         RRP. The RRP is intended to provide directors and officers with an ownership interest in the Holding Company in a manner designed to encourage them to continue their service with the Holding Company. Last fiscal year, the Bank contributed funds to the RRP to enable the RRP to acquire 280,370 shares of Common Stock. Of these shares, 233,724 were awarded to the Holding Company's directors and officers, and vest gradually over a five-year period at a rate of 20% of the shares awarded at the end of each 12-month period of service by the director or officer with the Holding Company. This gradual vesting of a director's or officer's interest in the shares awarded under the RRP is intended to create a long-term incentive for the director or officer to continue his service with the Holding Company.

         Finally, the Committee notes that Section 162(m) of the Code, in certain circumstances, limits to $1 million the deductibility of compensation, including stock-based compensation, paid to top executives by public companies. None of the compensation paid to the executive officers named in the compensation table on page five for fiscal 1999 exceeded the threshold for deductibility under section 162(m).

         The Compensation Committee and the Stock Compensation Committee believe that linking executive compensation to corporate performance results in a better alignment of compensation with corporate goals and the interests of the Holding Company's shareholders. As performance goals are met or exceeded, most probably resulting in increased value to shareholders, executives are rewarded commensurately. The Committee believes that compensation levels during fiscal 1999 for executives and for the chief executive officer adequately reflect the Holding Company's compensation goals and policies.

Compensation Committee Members       Stock Compensation Committee Members
------------------------------       ------------------------------------
  W. Thomas Harmon                         W. Thomas Harmon
  Jerry R. Holifield                       Jerry R. Holifield
  David E. Mansfield                       David E. Mansfield
  John C. Milholland                       John C. Milholland

Performance Graph

     The following graph shows the performance of the Holding Company's Common Stock since January 1, 1999, in comparison to the NASDAQ Combined Bank Index, KBW Bank Index and the SNL Thrift Index.

                            Relative Return* Analysis
                            1999 - 2000 Year-to-Date

                                [graph omitted]

   DATE       LNCB      BKX     Nasdaq Combined Bank Index     SNL Thrift Index
   ----       ----      ---     --------------------------     ----------------
   1/1/99     100%     100%                 100%                       100%
   1/8/99     105%     108%                 101%                       103%
  1/15/99     103%     101%                  99%                       101%
  1/22/99     102%      98%                  96%                       100%
  1/29/99     102%     101%                  98%                       101%
   2/5/99      98%      96%                  95%                        98%
  2/12/99      96%      97%                  95%                        98%
  2/19/99      98%     100%                  96%                        98%
  2/26/99      95%     102%                  96%                        99%
   3/5/99      96%     107%                  99%                       102%
  3/12/99      97%     110%                  99%                       105%
  3/19/99      98%     108%                  99%                       102%
  3/26/99      97%     105%                  96%                       100%
   4/2/99      96%     105%                  95%                        99%
   4/9/99      91%     113%                  96%                       100%
  4/16/99      91%     113%                  99%                       102%
  4/23/99      92%     115%                 100%                       104%
  4/30/99      99%     114%                 102%                       105%
   5/7/99     102%     112%                 102%                       104%
  5/14/99     105%     111%                 101%                       104%
  5/21/99     110%     109%                 101%                       102%
  5/28/99     109%     105%                 100%                       100%
   6/4/99     107%     104%                 100%                       100%
  6/11/99     108%     103%                  98%                        98%
  6/18/99     107%     109%                 100%                        98%
  6/25/99     113%     106%                  99%                        97%
   7/2/99     114%     113%                 102%                        99%
   7/9/99     114%     113%                 102%                        98%
  7/16/99     118%     112%                 102%                        98%
  7/23/99     120%     107%                 101%                        98%
  7/30/99     117%     103%                  99%                        96%
   8/6/99     117%      98%                  96%                        92%
  8/13/99     117%     103%                  97%                        94%
  8/20/99     116%     105%                  97%                        94%
  8/27/99     114%     102%                  97%                        93%
   9/3/99     112%     101%                  95%                        91%
  9/10/99     111%      97%                  94%                        90%
  9/17/99     112%      94%                  92%                        89%
  9/24/99     108%      93%                  90%                        85%
  10/1/99     110%      93%                  91%                        86%
  10/8/99     107%      98%                  95%                        89%
 10/15/99      97%      88%                  90%                        84%
 10/22/99     102%     100%                  93%                        88%
 10/29/99     103%     110%                  98%                        94%
  11/5/99     107%     110%                 100%                        95%
 11/12/99     108%     110%                  99%                        92%
 11/19/99     105%     108%                  99%                        90%
 11/26/99     108%     104%                  96%                        87%
  12/3/99     104%     105%                  97%                        87%
 12/10/99     105%      99%                  92%                        81%
 12/17/99      92%      93%                  90%                        79%
 12/24/99      97%      96%                  92%                        80%
 12/31/99      93%      93%                  87%                        80%
   1/7/00      92%      96%                  87%                        77%
  1/14/00      93%      90%                  84%                        73%
  1/21/00      94%      91%                  84%                        74%
  1/28/00      96%      91%                  85%                        75%
   2/4/00      97%      88%                  83%                        71%
  2/11/00      95%      83%                  80%                        71%

*  $100 invested on 1/1/99 in Stock or Index
   Including Reinvestment of Dividends
   Fiscal Year Ending December 31

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is incorporated by reference to pages 1 through 3 of the 2000 Proxy Statement.

Item 13.      Certain Relationships and Related Transactions.

         The information required by this item is incorporated by reference to page 8 of the 2000 Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) List the following documents included in the financial statements filed as part of the report:


           Independent Auditor's Report.........................................   See Shareholder Annual Report
                                                                                     Page 20

           Consolidated Balance Sheet at December 31, 1999, and 1998............   See Shareholder Annual Report
                                                                                     Page 21

           Consolidated Statement of Income for the Years Ended
           December 31, 1999, 1998, and 1997....................................   See Shareholder Annual Report
                                                                                     Page 22

           Consolidatd Statement of Comprehensive Income for the
           Years Ended December 31, 1999, 1998 and 1997.........................   See Shareholder Annual Report
                                                                                     Page 23

           Consolidated Statement of Changes in Shareholders' Equity
           for the Years Ended December 31, 1999, 1998, and  1997...............   See Shareholder Annual Report
                                                                                     Page 24

           Consolidated Statement of Cash Flows for the Years Ended
           December 31, 1999, 1998, and 1997....................................   See Shareholder Annual Report
                                                                                     Page 25

           Notes to Consolidated Financial Statements...........................   See Shareholder Annual Report
                                                                                     Page 26

(b)      Reports on Form 8-K.

         The Holding Company filed no reports on Form 8-K during the quarter ended December 31, 1999.

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

                                                LINCOLN BANCORP

Date: March 30, 2000                            By: /s/ T. Tim Unger
                                                ------------------------------
                                                T. Tim Unger, President and
                                                Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of March, 2000.

     Signatures                         Title                      Date

(1)  Principal Executive Officer:



     /s/ T. Tim Unger                                        )
     ------------------------                                )
     T. Tim Unger                   President and            )
                                    Chief Executive Officer  )
                                                             )
                                                             )
(2)  Principal Financial                                     )
     and Accounting Officer:                                 )
                                                             )
                                                             )
     /s/ John M. Baer               Treasurer                )
     ------------------------                                )
     John M. Baer                                            )
                                                             )
                                                             )   March 30, 2000
                                                             )
(3)  The Board of Directors:                                 )
                                                             )
                                                             )
     /s/ Lester N. Bergum           Director                 )
     ------------------------                                )
     Lester N. Bergum                                        )
                                                             )
                                                             )
     /s/ Dennis W. Dawes            Director                 )
     ------------------------                                )
     Dennis W. Dawes                                         )
                                                             )
                                                             )
     /s/ W. Thomas Harmon           Director                 )
     ------------------------                                )
     W. Thomas Harmon                                        )
                                                             )
                                                             )
     /s/ Jerry R. Holifield         Director                 )
     ------------------------                                )
     Jerry R. Holifield                                      )
                                                             )
                                                             )

     /s/ Wayne E. Kessler           Director                 )
     ------------------------                                )
     Wayne E. Kessler                                        )
                                                             )
                                                             )
     /s/ David E. Mansfield         Director                 )
     ------------------------                                )
     David E. Mansfield                                      )
                                                             )
                                                             )   March 30, 2000
                                    Director                 )
     ------------------------                                )
     John C. Milholland                                      )
                                                             )
                                                             )
     /s/ T. Tim Unger               Director                 )
     ------------------------                                )
     T. Tim Unger                                            )
                                                             )
                                                             )
     /s/ John L. Wyatt              Director                 )
     ------------------------                                )
     John L. Wyatt                                           )
                                                             )

                                  EXHIBIT INDEX

Exhibit No.                     Description

     3(1)      Registrant's   Articles  of  Incorporation  are  incorporated  by
               reference to to Exhibit 3(1) to the Registration Statement

     (2)       Registrant's  Code of By-Laws is  incorporated by reference to to
               Exhibit 3(2) to the Registration Statement

     10        (5) Employment Agreement between Lincoln Federal Savings Bank and
               T. Tim Unger is incorporated by reference to to Exhibit 10(5) to the Registration Statement

     21        Subsidiaries of the Registrant

     23        Consent of Independent Auditors

     27        Financial Data Schedule (filed electronically)