Form 10-Q
period 2000-03-31
LINCOLN BANCORP /IN/
filed 2000-05-15
CIK 1070259

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of March 31, 2000 was 5,872,725.

                         LINCOLN BANCORP AND SUBSIDIARY

                                    FORM 10-Q

                                      INDEX

                                                                        Page No.

FORWARD LOOKING STATEMENT                                                      3

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

              Consolidated Condensed Balance Sheet                             4

              Consolidated Condensed Statement of Income                       5

              Consolidated Condensed Statement of Comprehensive Income         6

              Consolidated Condensed Statement of Shareholders' Equity         7

              Consolidated Condensed Statement of Cash Flows                   8

              Notes to Unaudited Consolidated Condensed Financial Statements   9

Item 2.   Management's Discussion and Analysis of Financial Condition

          and Results of Operations.                                          10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          12

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                   13
Item 2.   Changes in Securities                                               13
Item 3.   Defaults Upon Senior Securities                                     13
Item 4.   Submission of Matters to a Vote of Security Holders                 13
Item 5.   Other Information                                                   13
Item 6.   Exhibits and Reports on Form 8-K                                    13

SIGNATURES                                                                    14

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

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         LINCOLN BANCORP AND SUBSIDIARY

                      Consolidated Condensed Balance Sheet
                                   (Unaudited)


                                                                                     March 31,           December 31,
                                                                                        2000                 1999
                                                                                --------------------- --------------------

  Assets
       Cash and due from banks                                                  $       892,147          $  2,576,080

       Interest-bearing demand deposits in other banks                               13,057,772             8,242,552
                                                                                --------------------- --------------------
           Cash and cash equivalents                                                 13,949,919            10,818,632
       Investment securities

           Available for sale                                                       142,587,441           145,875,328
           Held to maturity                                                             500,000               500,000
                                                                                --------------------- --------------------
                Total investment securities                                         143,087,441           146,375,328
       Loans                                                                        242,053,043           234,760,885
           Allowance for loan losses                                                  1,813,577             1,760,706
                                                                                --------------------- --------------------
                Net loans                                                           240,239,466           233,000,179
       Premises and equipment                                                         3,643,095             3,672,650
       Investments in limited partnerships                                            1,961,030             2,063,661
       Federal Home Loan Bank stock                                                   5,446,900             5,446,700
       Interest receivable                                                            2,293,301             2,246,870
       Other assets                                                                   7,260,701             7,204,023
                                                                                --------------------- --------------------

           Total assets                                                         $   417,881,853         $ 410,828,043
                                                                                ===================== ====================

  Liabilities

       Deposits

           Noninterest-bearing                                                  $     3,824,423          $  3,395,618
           Interest-bearing                                                         215,525,700           201,586,609
                                                                                --------------------- --------------------
                Total deposits                                                      219,350,123           204,982,227
       Securities sold under repurchase agreements                                    4,600,000             4,600,000
       Federal Home Loan Bank advances                                              100,937,608           103,937,608
       Note payable                                                                   1,225,501             1,714,001
       Interest payable                                                               1,171,751             1,096,519
       Other liabilities                                                              3,346,977             2,754,552
                                                                                --------------------- --------------------
           Total liabilities                                                        330,631,960           319,084,907
                                                                                --------------------- --------------------

  Commitments and Contingencies

  Shareholders' Equity
       Preferred stock,  without par value
           Authorized and unissued - 2,000,000 shares
       Common stock, without par value
           Authorized - 20,000,000 shares

           Issued and outstanding - 5,872,725 and 6,308,325 shares                   57,497,916            61,853,916
       Retained earnings                                                             43,840,190            43,575,208
       Accumulated other comprehensive loss                                          (5,721,347)          (5,065,649)
       Unearned recognition and retention plan ("RRP") shares                        (3,252,191)          (3,407,119)
       Unearned employee stock ownership plan ("ESOP") shares                        (5,114,675)          (5,213,220)
                                                                                --------------------- --------------------
           Total shareholders' equity                                                87,249,893            91,743,136
                                                                                --------------------- --------------------

           Total liabilities and shareholders' equity                            $  417,881,853          $410,828,043
                                                                                ===================== ====================


  See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY

                   Consolidated Condensed Statement of Income
                                   (Unaudited)

                                                                                                  Three Months Ended
                                                                                                       March 31
                                                                                         ------------------ -------------------
                                                                                               2000                1999
                                                                                         ------------------ -------------------
Interest Income

     Loans, including fees                                                               $  4,568,457       $  3,985,924
     Investment securities                                                                  2,532,712          2,273,162
     Deposits with financial institutions                                                     129,007            107,206
     Dividend income                                                                          108,341            107,442
                                                                                         ------------------ -------------------
         Total interest and dividend income                                                 7,338,517          6,473,734
                                                                                         ------------------ -------------------

Interest Expense

     Deposits                                                                               2,447,219          2,460,864
     Short term borrowings                                                                     61,922             11,056
     Federal Home Loan Bank advances                                                        1,463,348            655,802
                                                                                         ------------------ -------------------
         Total interest expense                                                             3,972,489          3,127,722
                                                                                         ------------------ -------------------

Net Interest Income                                                                         3,366,028          3,346,012
     Provision (adjustment) for loan losses                                                   (21,872)            31,050
                                                                                         ------------------ -------------------
Net Interest Income After Provision (Adjustment) for loan losses                            3,387,900          3,314,962
                                                                                         ------------------ -------------------

Other Income

     Net realized and unrealized gains on loans                                                                    2,835
     Net realized losses on sales of available-for-sale securities                                                (3,904)
     Equity in losses of limited partnerships                                                (102,630)           (82,471)
     Other income                                                                             211,862            232,923
                                                                                         ------------------ -------------------
         Total other income                                                                   109,232            149,383
                                                                                         ------------------ -------------------

Other Expenses

     Salaries and employee benefits                                                         1,167,103            803,358
     Net occupancy expenses                                                                    99,257             73,313
     Equipment expenses                                                                       137,537            143,783
     Deposit insurance expense                                                                 11,968             47,671
     Data processing fees                                                                     205,022            164,277
     Professional fees                                                                         94,681             33,063
     Director and committee fees                                                               47,925             37,948
     Mortgage servicing rights amortization                                                    42,918            (17,084)
     Other expenses                                                                           331,019            233,289
                                                                                         ------------------ -------------------
         Total other expenses                                                               2,137,430          1,519,618
                                                                                         ------------------ -------------------

Income Before Income Tax                                                                    1,359,702          1,944,727
     Income tax expense                                                                       429,349            700,459
                                                                                         ------------------ -------------------

Net Income                                                                               $       930,353    $    1,244,268
                                                                                         ================== ===================

Basic earnings per share                                                                 $        .17       $        .19
                                                                                         ================== ===================
Diluted earnings per share                                                                        .17                .19
                                                                                         ================== ===================
Dividends per share                                                                               .08                .06
                                                                                         ================== ===================



See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY

            Consolidated Condensed Statement of Comprehensive Income
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                -------------------------------------
                                                                                      2000               1999
                                                                                ------------------ ------------------

  Net Income                                                                         $ 930,353         $1,244,268
  Other comprehensive income, net of tax
        Unrealized losses on securities available for sale
            Unrealized holding losses arising during the period, net of   tax
            benefit of $430,074 and $335,316                                          (655,698)           (511,228)
            Less: Reclassification adjustment for losses included in net
            income, net of tax benefit of $1,546                                                            (2,358)
                                                                                ------------------ ------------------
                                                                                      (655,698)           (508,870)
                                                                                ------------------ ------------------
   Comprehensive income                                                              $ 274,655          $ 735,398
                                                                                ================== ==================



See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY

            Consolidated Condensed Statement of Shareholders' Equity
                    For the Three Months Ended March 31, 2000
                                   (Unaudited)



                                      Common Stock                        Accumulated
                            ----------------------------                     Other                       Unearned
                               Shares                      Retained      Comprehensive    Unearned         ESOP
                             Outstanding      Amount       Earnings           Loss      Compensation      Shares         Total
                            -------------- ------------- -------------- -------------- --------------- ------------- --------------

Balances, January 1, 1999      6,308,325    $ 61,853,916 $ 43,575,208    $ (5,065,649)  $ (3,407,119)  $(5,213,220)   $ 91,743,136

  Net income for the period                                   930,353                                                      930,353
  Unrealized losses on
    securities, net of
    reclassification
    adjustment                                                               (655,698)                                    (655,698)
  Purchase of common stock      (435,600)     (4,356,000)    (290,091)                                                  (4,646,091)
  ESOP shares earned                                            6,504                                        98,545        105,049
  Amortization of unearned
    compensation expense                                       (8,851)                      154,928                        146,077
  Cash dividends
    ($.08 per share)                                         (372,933)                                                    (372,933)
                            -------------- ------------- -------------- -------------- --------------- ------------- -------------

Balances, March 31, 2000      5,872,725     $ 57,497,916 $ 43,840,190    $ (5,721,347) $ (3,252,191)    $(5,114,675)  $ 87,249,893
                            ============== ============= ============== ============== =============== ============= =============





See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY

                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)


                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                         -------------------- -------------------
                                                                                               2000                1999
                                                                                         -------------------- -------------------

  Operating Activities
       Net income                                                                         $    930,353        $   1,244,268
       Adjustments to reconcile net income to net
                cash provided (used) by  operating activities
         Provision(adjustment) for loan losses                                                 (21,872)              31,050
         Gain on sale of  foreclosed real estate                                                (6,902)              (9,449)
         Loss on disposal of premises and equipment                                                                   4,219
         Investment securities accretion, net                                                  (87,086)             (63,604)
         Investment securities (gains) losses                                                                         3,904
         Equity in losses of limited partnerships                                              102,630               82,471
         Amortization of net loan origination fees                                             (51,843)             (97,066)
         Depreciation and amortization                                                         108,840              107,488
         Deferred income tax benefit                                                            (9,337)             461,773
         Amortization of unearned compensation expense                                         146,077
         ESOP shares earned                                                                    105,049              108,399
         Net change in:
           Interest receivable                                                                 (46,431)            (423,730)
           Interest payable                                                                     75,232              (55,029)
           Other assets                                                                        416,649             (221,183)
           Other liabilities                                                                  (125,883)              23,572
           Income taxes receivable/payable                                                     242,987              529,017
                                                                                         -------------------- -------------------
                Net cash provided  by operating activities                                   1,778,463            1,726,100
                                                                                         -------------------- -------------------

  Investing Activities

       Purchases of securities available for sale                                           (1,167,754)         (64,794,311)
       Proceeds from sales of securities available for sale                                                      10,259,375
       Proceeds from maturities of securities available for sale                             3,456,954            6,312,166
       Proceeds from maturities of securities held to maturity                                                      500,000
       Net change in loans                                                                  (6,708,488)         (10,978,307)
       Purchases of loans                                                                     (547,401)          (3,993,635)
       Purchase of FHLB of Indianapolis stock                                                     (200)
       Purchases of property and equipment                                                     (79,285)            (400,240)
       Proceeds from sale of foreclosed  real estate                                            63,304               54,907
                                                                                         -------------------- -------------------
                Net cash used by investing activities                                       (4,982,870)         (63,040,045)
                                                                                         -------------------- -------------------

  Financing Activities
       Net change in

          Noninterest-bearing, interest-bearing demand,
              money market and savings deposits                                              2,375,775            3,511,779


          Certificates of deposit                                                           11,992,121           (9,038,159)
          Short-term borrowings                                                                                   4,600,000
       Proceeds from FHLB advances                                                          45,000,000           55,000,000
       Repayment of FHLB advances                                                          (48,000,000)          (7,000,000)
       Payment on note payable to limited partnership                                         (488,500)            (488,500)
       Dividends paid                                                                         (459,807)
       Purchase of common stock                                                             (4,646,091)
       Additional conversion costs                                                                                  (13,706)
       Net change in advances by borrowers for taxes and insurance                             562,196              561,007
                                                                                         -------------------- -------------------
                Net cash provided  by financing activities                                   6,335,694           47,132,421
                                                                                         -------------------- -------------------

  Net Change in Cash and Cash Equivalents                                                    3,131,287          (14,181,524)

  Cash and Cash Equivalents, Beginning of Period                                            10,818,632           22,907,357
                                                                                         -------------------- -------------------

  Cash and Cash Equivalents, End of Period                                               $  13,949,919        $   8,725,833
                                                                                         ==================== ===================

  Additional Cash Flows and Supplementary Information

       Interest paid                                                                     $    3,897,257       $   3,182,751
       Income tax paid                                                                         197,500                  ---
       Loan balances transferred to foreclosed real estate                                      90,317                  ---


  See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY

         Notes to Unaudited Consolidated Condensed Financial Statements

Note 1: Basis of Presentation

The consolidated financial statements include the accounts of Lincoln Bancorp (the "Company"), its wholly owned subsidiary, Lincoln Federal Savings Bank, a federally chartered savings bank ("Lincoln Federal"), and Lincoln Federal's wholly owned subsidiary, L-F Service Corporation ("L-F Service"). A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 1999 Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at March 31, 2000, and for the three months ended March 31, 2000 and 1999, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.


                                             Three Months Ended                             Three Months Ended
                                               March 31, 2000                                 March 31, 1999
                                   -----------------------------------------    -------------------------------------------
                                                  Weighted                                         Weighted
                                                   Average        Per Share                         Average     Per Share
                                      Income       Shares           Amount          Income          Shares        Amount
                                      ------       ------           ------          ------          ------        ------
     Basic earnings per share
       Income available to
       common shareholders            $ 903,353    5,329,771          $ .17         $ 1,244,268    6,453,437         $ .19
                                                                 ===========                                    ===========

     Effect of dilutive RRP
     awards and stock options
                                   ------------- ---------------                ---------------- --------------
     Diluted earnings per share
     Income available to  common
     shareholders and assumed
     conversions                      $ 903,353    5,329,771          $ .17         $ 1,244,268    6,453,437        $  .19
                                   ============= =============== ===========    ================ ============== ===========



Note 3: Business Combinations

On March 21, 2000, the Company signed a definitive agreement to acquire Citizens Bancorp, Frankfort, Indiana. The acquistion will be accounted for under the purchase method of accounting. Under the terms of the agreements, the Company will exchange .9375 shares of the Company's common stock and $9.375 in cash for each share of Citizens' common stock. The transaction is subject to approval by shareholders of Citizens Bancorp and appropriate regulatory agencies. As of March 31, 2000, Citizens Bancorp had total assets and shareholders' equity of $63,484,000 and $15,078,000, respectively.

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

Financial Condition

Total assets increased $7.1 million, or 1.7% at March 31, 2000, compared to December 31, 1999. The increase was primarily due to loan growth of $7.2 million. Net loans increased by 3.1% to $240.2 million due to an increase in customer demand, especially in commercial loans, which were up $3.5 million. Loan growth was funded by an increase in deposits.

Deposits increased $14.4 million to $219.4 million during the first quarter of 2000. The majority of this growth was in public fund certificates of deposit, which increased by $13.8 million.

Total borrowed funds decreased by $3.5 million, or 3.3%, from December 31, 1999 to March 31, 2000. The decrease in total borrowed funds resulted from a decrease in FHLB advances of $3.0 million and a decrease in the note payable to a limited partnership of $489,000.

Shareholders' equity decreased $4.5 million from $91.7 million at December 31, 1999 to $87.2 million at March 31, 2000. The decrease was primarily due to stock repurchases of $4.6 million, cash dividends of $373,000, and unrealized losses on securities available for sale of $656,000. These decreases were offset by net income for three months ended March 31, 2000 of $930,000, Employee Stock Ownership Plan ("ESOP") shares earned of $105,000 and unearned compensation amortization of $146,000.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2000 and
1999

Net income decreased $314,000, or 25.2%, from $1.2 million for the three months ended March 31, 1999 to $930,000 for the three months ended March 31, 2000. The decrease was primarily due to an increase in other expenses, which were $2.1 million for the three months ended March 31, 2000 compared to $1.5 million for the comparable three months of 1999. Additional costs associated with a new branch, key management additions, and costs of the management recognition and retention plan that were not in existence during the first quarter of 1999 contributed to the increase in other expenses.

Interest income increased $865,000, or 13.4%, from $6.5 million for the three months ended March 31, 1999 to $7.3 million for the same period in 2000. Interest expense increased $845,000, or 27.0%, from $3.1 million for the three months ended March 31, 1999 to $4.0 million for the same period in 2000. As a result, net interest income for the three months ended March 31, 2000 increased $20,000 or 0.6%, compared to the same period in 1999. The net interest margin was 3.30% for the three-month period ended March 31, 2000 compared to 3.75% for the same period in 1999. The average yield on earning assets declined 5 basis points in 2000 and the average cost of interest-bearing liabilities increased 18 basis points from the first quarter of 1999 to the first quarter of 2000. This reduced the spread from 2.38% to 2.15%, or 23 basis points.

The Company's provision for loan losses for the three months ended March 31, 2000 was a net credit of $22,000 compared to expense of $31,000 for the same period in 1999, as a result of a large recovery during the first quarter of 2000.

Other income decreased $40,000, or 26.9%, for the three months ended March 31, 2000 compared to the same period in 1999 primarily due to a decrease in service fee income on loans sold of $21,000 and increased limited partnership losses of $20,000 due to the operating results of the limited partnerships.

Other expenses increased $618,000, or 40.7%, for the first quarter of 2000 compared to the same period in 1999. Additional costs associated with a new branch, key management additions, and costs of the management recognition and retention plan that were not in existence during the first quarter of 1999 contributed to the increase in other expenses.

Income tax expense decreased $271,000 for the three months ended March 31, 2000 compared to the same period in 1999. The decrease was directly related to the decrease in taxable income for the period.

Asset Quality

Lincoln Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements, which are not necessarily consistent with generally accepted accounting principles. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Lincoln Federal's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Lincoln Federal had $3.5 million of loans classified as special mention as of March 31, 2000 and no loans classified as special mention as of December 31, 1999. The increase in loans classified as special mention was attributable to four commercial loan relationships. In addition, Lincoln Federal had $744,000 and $1.1 million of loans classified as substandard at March 31, 2000 and December 31, 1999, respectively. The decrease in loans classified as substandard was primarily attributable to a principal reduction in the lone substandard commercial relationship and a decrease in mortgage loans past due greater than ninety days and on non-accrual status. Lincoln Federal reviews all loans on an individual basis when the loan reaches ninety days past due to determine whether non-accrual status is necessary. At March 31, 2000 and December 31, 1999, no loans were classified as doubtful or loss. At March 31, 2000, and December 31, 1999, respectively, non-accrual loans were $744,000 and $1.1 million. The allowance for loan losses was $1.8 million or approximately .7% of net loans at March 31, 2000 and December 31, 1999.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 4%. As of March 31, 2000, Lincoln Federal had liquid assets of $91.7 million and a liquidity ratio of 36.7%.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is (http://www.sec.gov).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of March 31, 2000 and 1999, is an analysis performed by the OTS of Lincoln Federal's interest rate risk as measured by changes in Lincoln Federal's net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.

                     March 31, 2000
                    Net Portfolio Value             NPV as % of PV of Assets
   Changes
   In Rates   $ Amount    $ Change      %Change      NPV Ratio      Change
   --------   --------    ---------     -------      ---------      ------

+300 bp        44,661     -32,040         -42%         11.81%       -658 bp
+200 bp        59,786     -21,915         -29%         24.03%       -436 bp
+100 bp        65,925     -10,776         -14%         16.32%       -207 bp
   0 bp        76,701                                  18.39%
-100 bp        86,023       9,322          12%         20.05%       +166 bp
-200 bp        91,424      14,723          19%         20.92%       +253 bp
-300 bp        93,338      16,637          22%         21.13%       +274 bp



                            March 31, 1999
                          Net Portfolio Value       NPV as % of PV of Assets
Changes
In Rates     $ Amount    $ Change      %Change       NPV Ratio       Change
--------     --------    ---------     -------       ---------       ------

+300 bp       53,590      -33,117       -38%          14.45%        -657 bp
+200 bp       64,978      -21,730       -25%          16.88%        -414 bp
+100 bp       76,289      -10,419       -12%          19.12%        -191 bp
   0 bp       86,707                                  21.02%
-100 bp       95,401        8,694        10%          22.48%        +146 bp
-200 bp      102,729       16,022        18%          23.62%        +260 bp
-300 bp      111,367       24,660        28%          24.91%        +389 bp


The analysis at March 31, 2000 indicates that there have been no material changes in market interest rates or in Lincoln Federal's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in
Item 7A of the Company's Annual Report on Form 10-K for the period ended December 31, 1999.

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

Item 5.       Other Information.

              None.

Item 6.       Exhibits and Reports on Form 8-K.

                    (a) Exhibits 27.  Financial Data Schedule

                    (b) On March 23, 2000, the Company filed a current report on Form 8-K disclosing the merger between Lincoln Bancorp and Citizens Bancorp the Agreement and Plan of Reorganization attached to which is as an exhibit thereto.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 LINCOLN BANCORP

Date:   May 12, 2000                       By: /s/ T. Tim Unger
        -----------                        --------------------
                                           T. Tim Unger
                                           President and Chief Executive Officer


Date:   May 12, 2000                       By: /s/ John M. Baer
        ---------------                    --------------------
                                           John M. Baer
                                           Treasurer