Form 10-Q
period 2000-06-30
LINCOLN BANCORP /IN/
filed 2000-08-14
CIK 1070259

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of June 30, 2000 was 5,677,493.

                         LINCOLN BANCORP AND SUBSIDIARY
                                    FORM 10-Q

                                      INDEX

                                                                        Page No.

FORWARD LOOKING STATEMENT                                                     3

PART I.       FINANCIAL INFORMATION

Item 1.   Financial Statements

              Consolidated Condensed Balance Sheet                            4

              Consolidated Condensed Statement of Income                      5

              Consolidated Condensed Statement of Comprehensive Income (Loss) 6

              Consolidated Condensed Statement of Shareholders' Equity        7

              Consolidated Condensed Statement of Cash Flows                  8

              Notes to Unaudited Consolidated Condensed Financial Statements  9

Item 2.   Management's Discussion and Analysis of Financial Condition

          and Results of Operations                                          10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         13

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  15
Item 2.   Changes in Securities and Use of Proceeds                          15
Item 3.   Defaults Upon Senior Securities                                    15
Item 4.   Submission of Matters to a Vote of Security Holders                15
Item 5.   Other Information                                                  15
Item 6.   Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                   16

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

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         LINCOLN BANCORP AND SUBSIDIARY

                      Consolidated Condensed Balance Sheet
                                   (Unaudited)

                                                                                      June 30,           December 31,
                                                                                        2000                 1999
                                                                                --------------------- --------------------
  Assets

       Cash and due from banks                                                  $     1,265,795        $    2,576,080
       Interest-bearing demand deposits in other banks                                4,274,740             8,242,552
                                                                                --------------------- --------------------
           Cash and cash equivalents                                                  5,540,535            10,818,632
       Investment securities

           Available for sale                                                       141,218,627           145,875,328
           Held to maturity                                                             500,000               500,000
                                                                                --------------------- --------------------
                Total investment securities                                         141,718,627           146,375,328
       Loans                                                                        251,679,012           234,760,885
           Allowance for loan losses                                                  1,887,199             1,760,706
                                                                                --------------------- --------------------
                Net loans                                                           249,791,813           233,000,179
       Premises and equipment                                                         4,514,922             3,672,650
       Investments in limited partnerships                                            1,858,401             2,063,661
       Federal Home Loan Bank stock                                                   5,446,900             5,446,700
       Interest receivable                                                            2,463,645             2,246,870
       Other assets                                                                   7,471,188             7,204,023
                                                                                --------------------- --------------------

           Total assets                                                          $  418,806,031         $ 410,828,043
                                                                                ===================== ====================

  Liabilities

       Deposits

           Noninterest-bearing                                                  $       3,395,449        $  3,395,618
           Interest-bearing                                                         211,376,581           201,586,609
                                                                                --------------------- --------------------
                Total deposits                                                      214,772,030           204,982,227
       Securities sold under repurchase agreements                                    4,600,000             4,600,000
       Federal Home Loan Bank advances                                              107,937,608           103,937,608
       Note payable                                                                   1,225,501             1,714,001
       Interest payable                                                               1,200,792             1,096,519
       Other liabilities                                                              2,963,076             2,754,552
                                                                                --------------------- --------------------
           Total liabilities                                                        332,699,007           319,084,907
                                                                                --------------------- --------------------

  Commitments and Contingencies

  Shareholders' Equity
       Preferred stock,  without par value
           Authorized and unissued - 2,000,000 shares
       Common stock, without par value
           Authorized - 20,000,000 shares

           Issued and outstanding - 5,677,493 and 6,308,325 shares                   55,545,596            61,853,916
       Retained earnings                                                             44,506,466            43,575,208
       Accumulated other comprehensive loss                                          (5,830,648)          (5,065,649)
       Unearned recognition and retention plan ("RRP") shares                        (3,097,262)          (3,407,119)
       Unearned employee stock ownership plan ("ESOP") shares                        (5,017,128)          (5,213,220)
                                                                                --------------------- --------------------
           Total shareholders' equity                                                86,107,024            91,743,136
                                                                                --------------------- --------------------

           Total liabilities and shareholders' equity                             $ 418,806,031          $410,828,043
                                                                                ===================== ====================


  See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY

                   Consolidated Condensed Statement of Income
                                   (Unaudited)

                                                                            Three Months Ended              Six Months Ended
                                                                                 June 30,                       June 30,
                                                                       -------------- --------------- -------------- --------------
                                                                           2000            1999           2000           1999
                                                                       -------------- --------------- -------------- --------------
Interest Income

     Loans, including fees                                              $ 4,955,827   $  4,132,625     $ 9,524,284   $  8,118,549
     Investment securities                                                2,532,149      2,679,409       5,064,861      4,952,571
     Deposits with financial institutions                                    88,294         59,549         217,301        166,755
     Dividend income                                                        108,342        108,635         216,683        216,077
                                                                       -------------- --------------- -------------- --------------
         Total interest and dividend income                               7,684,612      6,980,218      15,023,129     13,453,952
                                                                       -------------- --------------- -------------- --------------

Interest Expense

     Deposits                                                             2,665,443      2,356,412       5,112,662      4,817,276
     Short term borrowings                                                   73,837         59,186         135,759         70,242
     Federal Home Loan Bank advances                                      1,525,842      1,072,735       2,989,190      1,728,537
                                                                       -------------- --------------- -------------- --------------
         Total interest expense                                           4,265,122      3,488,333       8,237,611      6,616,055
                                                                       -------------- --------------- -------------- --------------

Net Interest Income                                                       3,419,490      3,491,885       6,785,518      6,837,897
     Provision for loan losses                                               71,023        200,114          49,151        231,164
                                                                       -------------- --------------- -------------- --------------
Net Interest Income After Provision for Loan Losses                       3,348,467      3,291,771       6,736,367      6,606,733
                                                                       -------------- --------------- -------------- --------------

Other Income

     Net realized and unrealized gains on loans                                              9,780                         12,615
     Net realized losses on sales of available-for-sale securities                                                         (3,904)
     Equity in losses of limited partnerships                              (102,630)       (86,882)       (205,260)      (169,353)
     Other income                                                           273,881        210,204         485,743        443,127
                                                                       -------------- --------------- -------------- --------------
         Total other income                                                 171,251        133,102         280,483        282,485
                                                                       -------------- --------------- -------------- --------------

Other Expenses

     Salaries and employee benefits                                       1,203,264        871,745       2,370,367      1,675,103
     Net occupancy expenses                                                  99,192         82,106         198,449        155,419
     Equipment expenses                                                     134,082        122,742         271,619        266,525
     Deposit insurance expense                                               11,610         34,635          23,578         82,306
     Data processing fees                                                   201,726        191,294         406,748        355,571
     Professional fees                                                       84,759         56,099         179,440         89,162
     Director and committee fees                                             50,358         36,149          98,283         74,097
     Mortgage servicing rights amortization                                  39,000         49,374          81,918         32,290
     Other expenses                                                         349,497        360,647         680,516        593,936
                                                                       -------------- --------------- -------------- --------------
         Total other expenses                                             2,173,488      1,804,791       4,310,918      3,324,409
                                                                       -------------- --------------- -------------- --------------

Income Before Income Tax                                                  1,346,230      1,620,082       2,705,932      3,564,809
     Income tax expense                                                     278,063        607,730         707,412      1,308,189
                                                                       -------------- --------------- -------------- --------------
Net Income                                                             $  1,068,167   $   1,012,352    $ 1,998,520   $  2,256,620
                                                                       ============== =============== ============== ==============

Basic earnings per share                                                   $    .22       $     .16       $    .39   $        .35
                                                                       ============== ==============  ============== ==============

Diluted earnings per share                                                      .22             .16            .39            .35
                                                                       ============== =============== ============== ==============



See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
         Consolidated Condensed Statement of Comprehensive Income (Loss)
                                   (Unaudited)


                                                                       Three Months Ended                 Six Months Ended
                                                                            June 30,                          June 30,
                                                                      2000             1999            2000             1999
                                                                 ---------------- ---------------  ---------------- ----------------


  Net income                                                          $1,068,167      $1,012,352        $1,998,520       $2,256,620
  Other comprehensive loss, net of tax
        Unrealized losses on securities available for sale

            Unrealized holding losses arising during the
            period, net of tax benefit of $71,691 $1,935,697,
            $501,765 and $2,271,013                                    (109,301)     (2,951,193)         (764,999)      (3,462,421)

            Less: Reclassification adjustment for losses
            included in net income, net of tax benefit of
            $1,546                                                                                                          (2,358)
                                                                 ---------------- --------------- ---------------- ----------------
                                                                       (109,301)     (2,951,193)         (764,999)      (3,460,063)
                                                                 ---------------- ---------------  ---------------- ----------------

   Comprehensive income (loss)                                         $ 958,866    $(1,938,841)        $1,233,521     $(1,203,443)
                                                                 ================ =============== ================ ================


See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY

            Consolidated Condensed Statement of Shareholders' Equity
                     For the Six Months Ended June 30, 2000
                                   (Unaudited)



                                  Common Stock                          Accumulated
                             --------------------------                    Other                         Unearned
                              Shares                      Retained     Comprehensive      Unearned         ESOP
                             Outstanding      Amount       Earnings         Loss         Compensation      Shares       Total
                             ------------ ------------- ------------- ---------------- --------------- ------------- -------------

Balances, January 1, 2000     6,308,325    $ 61,853,916 $ 43,575,208   $ (5,065,649)    $ (3,407,119)  $(5,213,220)   $ 91,743,136

  Net income for the period                                1,998,520                                                     1,998,520
  Unrealized losses on
    securities, net of
    reclassification
    adjustment                                                             (764,999)                                      (764,999)
  Purchase of common stock    (630,832)     (6,308,320)     (224,492)                                                   (6,532,812)
  ESOP shares earned                                          18,737                                        196,092        214,829
  Amortization of unearned
    compensation expense                                     (17,702)                       309,857                        292,155
      Cash dividends ($.16
        per share)                                          (843,805)                                                     (843,805)
                             ------------ ------------- ------------- ---------------- --------------- ------------- -------------

Balances, June 30, 2000       5,677,493     $55,545,596  $44,506,466    $(5,830,648)    $(3,097,262)    $(5,017,128)   $86,107,024
                             ============ ============= ============= ================ =============== ============= =============




See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY

                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                     --------------------------------
                                                                                         2000                1999
                                                                                     ------------        ------------
Operating Activities

     Net income                                                                      $  1,998,520        $  2,256,620
     Adjustments to reconcile net income to net
        cash provided by operating activities
       Provision for loan losses                                                           49,151             231,164
       (Gain) loss on sale of  foreclosed real estate                                       1,416              (9,449)
       Loss on disposal of premises and equipment                                                               4,219
       Investment securities accretion, net                                              (201,181)           (176,495)
       Investment securities (gains) losses                                                 3,904
       Equity in losses of limited partnerships                                           205,260             169,353
       Amortization of net loan origination fees                                         (151,295)           (174,123)
       Depreciation and amortization                                                      215,647             202,225
       Amortization of unearned compensation expense                                                          292,155
       ESOP shares earned                                                                 214,829             214,828
       Net change in:
         Interest receivable                                                             (216,775)           (522,936)
         Interest payable                                                                 104,273            (110,343)
       Other adjustments                                                                  584,097             294,541
                                                                                     ------------        ------------
              Net cash provided by operating activities                                 3,096,097           2,383,508
                                                                                     ------------        ------------

Investing Activities

     Purchases of securities available for sale                                        (2,585,354)        (64,794,311)
     Proceeds from sales of securities available for sale                                                  10,259,375
     Proceeds from maturities of securities available for sale                          6,176,472          12,646,463
     Proceeds from maturities of securities held to maturity                                                  750,000
     Net change in loans                                                              (15,733,458)        (19,827,014)
     Purchases of loans                                                                (1,116,350)         (4,761,641)
     Purchase of FHLB of Indianapolis stock                                                  (200)
     Purchases of premises and equipment                                               (1,057,919)           (612,248)
     Proceeds from sale of foreclosed  real estate                                         93,675              54,907
                                                                                     ------------        ------------
              Net cash used by investing activities                                   (14,223,134)        (66,284,469)
                                                                                     ------------        ------------

Financing Activities
     Net change in

        Noninterest-bearing, interest-bearing demand,
                money market and savings deposits                                       3,908,553           6,850,440
        Certificates of deposit                                                         5,881,250         (14,455,616)
        Short-term borrowings                                                                               4,600,000
     Proceeds from FHLB advances                                                       57,000,000          61,000,000
     Repayment of FHLB advances                                                       (53,000,000)        (10,000,000)
     Payment on note payable to limited partnership                                      (488,500)           (488,500)
     Dividends paid                                                                      (891,118)           (420,555)
     Purchase of common stock                                                          (6,532,812)
     Additional conversion costs                                                                              (13,706)
     Net change in advances by borrowers for taxes and insurance                          (28,433)            (51,284)
                                                                                     ------------        ------------
              Net cash provided by financing activities                                 5,848,940          47,020,779
                                                                                     ------------        ------------

Net Change in Cash and Cash Equivalents                                                (5,278,097)        (16,880,182)

Cash and Cash Equivalents, Beginning of Period                                         10,818,632          22,907,357
                                                                                     ------------        ------------

Cash and Cash Equivalents, End of Period                                             $  5,540,535        $  6,027,175
                                                                                     ============        ============

Additional Cash Flows and Supplementary Information

     Interest paid                                                                   $  8,133,338        $  6,726,398
     Income tax paid                                                                      836,500             771,250
     Loan balances transferred to foreclosed real estate                                  160,318

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

The interim consolidated condensed financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated condensed financial statements at June 30, 2000, and for the three and six months ended June 30, 2000 and 1999, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted average common shares outstanding. Unearned Employee Stock Ownership Plan ("ESOP") shares have been excluded from the computation of average common shares outstanding.

                                             Three Months Ended                         Three Months Ended
                                                June 30, 2000                               June 30, 1999
                                                -------------                                   --------
                                                  Weighted                                         Weighted
                                                   Average        Per Share                         Average     Per Share
                                      Income       Shares           Amount          Income          Shares        Amount
                                      ------       ------           ------          ------          ------        ------
  Basic earnings per share

     Income available to common
      shareholders                   $1,068,167    4,926,466          $ .22         $ 1,012,352    6,463,292         $ .16
                                                                 ===========                                    ===========
  Effect of dilutive RRP awards
  and stock options
                                   ------------- ---------------                ---------------- --------------

  Diluted earnings per  share
    Income available to  common
      shareholders and assumed
      conversions                    $1,068,167    4,926,466          $ .22         $ 1,012,352    6,463,292         $ .16
                                   ============= =============== ===========    ================ ============== ===========

                                              Six Months Ended                              Six Months Ended
                                                June 30, 2000                                June 30, 1999
                                                -------------                                -------------
                                                  Weighted                                         Weighted
                                                   Average        Per Share                         Average     Per Share
                                      Income       Shares           Amount          Income          Shares        Amount
                                      ------       ------           ------          ------          ------        ------
 Basic earnings per share
    Income available to common
      shareholders                   $1,998,520    5,095,408          $ .39         $ 2,256,620    6,458,365         $ .35
                                                                 ===========                                    ===========

  Effect of dilutive RRP awards
  and stock options
                                   ------------- ---------------                ---------------- --------------

  Diluted earnings per  share

    Income available to  common
      shareholders and assumed
      conversions                    $1,998,520    5,095,408          $ .39         $ 2,256,620    6,458,365         $ .35
                                   ============= =============== ===========    ================ ============== ===========


Note 3: Business Combinations

On March 21, 2000, the Company signed a definitive agreement to acquire Citizens Bancorp, Frankfort, Indiana. The acquisition will be accounted for under the purchase method of accounting. Under the terms of the agreement, the Company will exchange .9375 shares of the Company's common stock and $9.375 in cash for each share of Citizens' common stock. The transaction is subject to approval by shareholders of Citizens Bancorp and appropriate regulatory agencies. As of June 30, 2000, Citizens Bancorp had total assets and shareholders' equity of $63,732,000 and $15,126,000 respectively.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company was organized in September, 1998. On December 30, 1998, it acquired the common stock of Lincoln Federal Savings upon the conversion of Lincoln Federal from a federal mutual savings bank to a federal stock savings bank.

Lincoln Federal was originally organized in 1884 as Ladoga Federal Savings and Loan Association, located in Ladoga, Indiana. In 1979, Ladoga Federal merged with Plainfield First Federal Savings and Loan Association, a federal savings and loan association located in Plainfield, Indiana which was originally organized in 1896. Following the merger, the Bank changed its name to Lincoln Federal Savings and Loan Association and, in 1984, adopted its current name, Lincoln Federal Savings Bank. Lincoln Federal currently conducts its business from six full-service offices located in Hendricks, Montgomery, Clinton and Morgan Counties, Indiana, with its main office located in Plainfield. Lincoln Federal opened an office in Avon, Indiana in January, 1999 and its newest office in Mooresville, Indiana in April, 1999. Lincoln Federal's principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by first mortgage liens on one- to four-family residential real estate. Lincoln Federal's deposit accounts are insured up to applicable limits by the SAIF of the FDIC.

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

Lincoln Federal currently owns one subsidiary, L-F Service, whose assets consist of an investment in Family Financial Life Insurance Company ("Family Financial") and in Bloomington Housing Associates, L.P. ("BHA"). Family Financial is an Indiana stock insurance company that primarily engages in retail sales of mortgage and credit insurance products in connection with loans originated by its shareholder financial institutions. BHA is an Indiana limited partnership that was organized to construct, own and operate a 130-unit apartment complex in Bloomington, Indiana (the "BHA Project"). Development of the BHA Project has been completed and the project is performing as planned.

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

Financial Condition

Assets totaled $418.8 million at June 30, 2000, an increase from December 31, 1999 of $8.0 million. This growth occurred in net loans, up $16.8 million from year-end 1999, and was reflected in every major category of loans, especially commercial loans, up $7.3 million. Loan growth was funded primarily by growth of deposits and cash flow from investments. Deposits totaled $214.8 million at June 30, 2000, an increase of $9.8 million from December 31, 1999. The majority of this growth was in public fund certificates of deposit. Federal Home Loan Bank advances and repurchase agreements increased $4.0 million to $112.5 million.

The book value of Lincoln Bancorp common stock was $15.17 per share at June 30, 2000 compared to $14.54 at December 31, 1999. The book value has been affected positively by the repurchase of 630,832 shares of Lincoln Bancorp common stock during the first and second quarters of 2000. Lincoln Bancorp successfully completed its second 10% stock repurchase totaling 630,832 shares in April. This brought total shares repurchased to 1,331,757 shares, or 19% of the original shares issued in the stock conversion, which was consummated on December 30, 1998. The repurchase was accomplished from August 1999 through April 2000.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2000 and
1999

Net income for the three months ended June 30, 2000 was $1,069,000, or $.22 for both basic and diluted earnings per share. This compared to net income for the comparable period in 1999 of $1,012,000, or $.16 for both basic and diluted earnings per share. Return on assets as 1.03% and return on equity was 4.97% for the second quarter of 2000 compared to 1.00% and 3.79%, respectively, for the same period last year.

Net interest income for the second quarter of 2000 was $3,419,000 compared to $3,492,000 for the same period in 1999. Net interest margin was 3.32% for the three-month period ended June 30, 2000, compared to 3.55% for the same period in 1999. The average yield on earning assets increased .36% in 2000 while the average cost of interest-bearing liabilities increased .47% from the second of 1999 to the second quarter of 2000. This reduced spread from 2.28% to 2.16%, or 12 basis points.

Lincoln Bancorp's provision for loan losses for the three-month period ended June 30, 2000 was $71,000 compared to a provision expense of $200,000 for the same period in 1999.

Other income for the three months ended June 30, 2000 was $172,000 compared to $133,000 for the same quarter in 1999. Equity in losses of limited partnerships increased $15,000 from the second quarter of 1999 due to the operating results of the limited partnerships. Service fee income on deposit accounts increased $35,000 for the quarter over the same quarter last year.

Other expenses were $2,173,000 for the three months ended June 30, 2000 compared to $1,805,000 for the comparable period in 1999. The increase in expenses was primarily the result of additional costs associated with key management additions and costs of the management recognition and retention plan not incurred in the first half of 1999.

Income taxes were $278,000, or 21% of pretax income for the second quarter of 2000, compared to income taxes of $608,000, or nearly 38% of pretax income for the same period in 1999. This decline resulted from a decrease in pretax income and from a recent revision to the Indiana Code that permits financial institutions incorporated in Indiana to apportion income in the same manner as financial institutions incorporated in other states. This revision to the statute was made retroactive to January 1, 1999. Lincoln Bancorp recognized a single adjustment to its income tax expense in the second quarter of 2000.

Comparison of Operating Results for the Six Months Ended June 30, 2000 and 1999

Net income for the six months ended June 30, 2000 was $1,999,000, or $.39 for both basic and diluted earnings per share. This compared to $2,257,000, or $.35 for both basic and diluted earnings per share for the same period of 1999. Return on assets was .96% and return on equity was 4.57% compared to 1.16% and 4.23%, respectively, for the same period ended June 30, 1999.

Net  interest  income for the six  months  ended  June 30,  2000 was  $6,785,000 compared to $6,838,000 for the same period in 1999. Net interest margin was 3.31% through June 30, 2000, which is a reduction from 3.64% for 1999. Continued pressure on net interest margin was partially the result of the repurchase by Lincoln Bancorp of its common stock pursuant to the Company's stock repurchase program, and from the 18 basis point reduction in its interest rate spread.

Lincoln Bancorp's provision for loan losses for the six-month period ended June 30, 2000 was $49,000, compared to $231,000 for the same period during 1999. Nonperforming loans to total loans at June 30, 2000 were .24% compared to .47% at December 31, 1999 while nonperforming assets to total assets declined from
 .28% at December 31, 1999 to .17% at the end of June, 2000. The allowance for loan losses as a percentage of loans at June 30, 2000 and December 31, 1999 was
 .8% and .7%, respectively.

Other income for the six months ended June 30, 2000 was $281,000 compared to $282,000 for the same period last year.

For the six-month period ended June 30, 2000, other expenses were $4,311,000 compared to $3,324,000 for the same period in 1999. The increase in expenses was primarily the result of additional costs associated with key management additions and costs of the management recognition and retention plan not incurred in the first half of 1999.

Income tax expense for the six-month period ended June 30, 2000 was $707,000, a decrease of $601,000, or 46% for the same period during 1999. This decrease resulted from a decrease in pretax income and from a recent revision to the Indiana Code that permits financial institutions incorporated in Indiana to apportion income in the same manner as financial institutions incorporated in other states. This revision to the statute was made retroactive to January 1, 1999. Lincoln Bancorp recognized a single adjustment to its income tax expense in the second quarter of 2000.

Asset Quality

Lincoln Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements, which are not necessarily consistent with generally accepted accounting principles. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Lincoln Federal's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Lincoln Federal had $3.4 million of loans classified as special mention as of June 30, 2000 and no loans classified as special mention as of December 31, 1999. The increase in loans classified as special mention was attributable to four commercial loan relationships. In addition, Lincoln Federal had $1.1 million of loans classified as substandard both at June 30, 2000 and December 31, 1999. At June 30, 2000 and December 31, 1999, no loans were classified as doubtful or loss. Lincoln Federal reviews all loans on an individual basis when the loan reaches ninety days past due to determine whether non-accrual status is necessary. At June 30, 2000, and December 31, 1999, respectively, non-accrual loans were $594,000 and $1.1 million. The allowance for loan losses was $1.9 million and $1.8 million, or approximately .8% and .7% of net loans at June 30, 2000 and December 31, 1999.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 4%. As of June 30, 2000, Lincoln Federal had liquid assets of $84.4 million and a liquidity ratio of 32.2%.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is (http://www.sec.gov).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of June, 2000 and 1999, is an analysis performed by the OTS of Lincoln Federal's interest rate risk as measured by changes in Lincoln Federal's net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.

                                June 30, 2000
                       Net Portfolio Value       NPV as % of PV of Assets
   Changes
   In Rates   $ Amount    $ Change     %Change     NPV Ratio     Change
   --------   --------    ---------    -------     ---------     ------

   +300 bp     45,012     -32,138        -42%        11.87%      -661 bp
   +200 bp     55,416     -21,733        -28%        14.15%      -433 bp
   +100 bp     66,306     -10,844        -14%        16.39%      -209 bp
      0 bp     77,150                                18.47%
   -100 bp     86,656       9,506         12%        20.18%      +171 bp
   -200 bp     92,067      14,917         19%        21.06%      +258 bp
   -300 bp     94,630      17,480         23%        21.40%      +292 bp



                                     June 30, 1999
                      Net Portfolio Value            NPV as % of PV of Assets
   Changes
   In Rates    $ Amount    $ Change     %Change       NPV Ratio       Change
   --------    --------    ---------    -------       ---------       ------
   +300 bp     $51,476     $31,079        38%          14.03%        -629 bp
   +200 bp      62,130      20,426        25%          16.34%        -398 bp
   +100 bp      72,781       9,774        12%          18.49%        -183 bp
      0 bp      82,555                                 20.33%
   -100 bp      89,561       7,006         8%          21.52%        +120 bp
   -200 bp      92,508       9,952        12%          21.91%        +158 bp
   -300 bp      94,590      12,035        15%          22.12%        +180 bp


The analysis at June 30, 2000 indicates that there have been no material changes in market interest rates or in Lincoln Federal's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in
Item 7A of the Company's Annual Report on Form 10-K for the period ended December 31, 1999.

PART II.   OTHER INFORMATION

Item 1.        Legal Proceedings

               None.

Item 2.        Changes in Securities and Use of Proceeds

               None.

Item 3.        Defaults Upon Senior Securities

               None.

Item 4.        Submission of Matters to a Vote of Security Holders

               On April 18, 2000, the Company held its Annual Meeting of the Shareholders. A total of 4,599,433 shares were represented in person or by proxy at the meeting. Lester N. Bergum, Jr. was elected to the Board of Directors for a three-year term expiring in 2003. 4,455,641 shares were voted in favor of the election of the nominee and there were 143,792 votes withheld. Dennis W. Dawes was elected to the Board of Directors for a three-year term expiring in 2003. 4,403,213 shares were voted in favor of the election of the nominee and there were 196,220 votes withheld.

               The terms of office of the following directors of Lincoln Bancorp continued after the Annual Shareholder Meeting:

                  Name                            Term Expires In
                  ----                            ---------------
                  W. Thomas Harmon                     2001
                  Jerry R. Holifield                   2001
                  David E. Mansfield                   2002
                  John C. Milholland                   2001
                  T. Tim Unger                         2002
                  John L. Wyatt                        2002

              None.

Item 5.       Other Information.

              None.

Item 6.       Exhibits and Reports on Form 8-K.

                    (a) Exhibits 27.  Financial Data Schedule

                    (b) None.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   LINCOLN BANCORP

Date:         August 14, 2000                      By: /s/ T. Tim Unger
              ---------------                      --------------------
                                                   T. Tim Unger
                                                   President and Chief Executive
                                                   Officer

Date:         August 14, 2000                      By: /s/ John M. Baer
              ---------------                      --------------------
                                                   John M. Baer
                                                   Treasurer