Form 10-Q
period 2000-09-30
LINCOLN BANCORP /IN/
filed 2000-11-14
CIK 1070259

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of September 30, 2000 was 6,562,380.

                         LINCOLN BANCORP AND SUBSIDIARY
                                    FORM 10-Q

                                      INDEX

                                                                Page No.
                                                                --------

FORWARD LOOKING STATEMENT                                          3

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Condensed Balance Sheet                    4

           Consolidated Condensed Statement of Income              5

           Consolidated Condensed Statement of                     6
           Comprehensive Income (Loss)

           Consolidated Condensed Statement of                     7
           Shareholders' Equity

           Consolidated Condensed Statement of Cash Flows          8

           Notes to Unaudited Consolidated Condensed

           Financial Statements                                    9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.           11

Item 3.  Quantitative and Qualitative Disclosures                 14
         about Market Risk

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                        16
Item 2.  Changes in Securities and Use of Proceeds                16
Item 3.  Defaults Upon Senior Securities                          16
Item 4.  Submission of Matters to a Vote of Security Holders      16
Item 5.  Other Information                                        16
Item 6.  Exhibits and Reports on Form 8-K                         16

SIGNATURES                                                        17

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

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         LINCOLN BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)

                                                              September 30,           December 31,
                                                                  2000                    1999
                                                            --------------------------------------
Assets
  Cash and due from banks                                   $   2,068,942            $   2,576,080
  Interest-bearing demand deposits in other banks               3,635,807                8,242,552
                                                            --------------------------------------
      Cash and cash equivalents                                 5,704,749               10,818,632
  Interest-bearing deposits                                     1,386,972
  Investment securities
      Available for sale                                      142,713,108              145,875,328
      Held to maturity                                            500,000                  500,000
                                                            --------------------------------------
           Total investment securities                        143,213,108              146,375,328
  Loans                                                       321,706,562              234,760,885
      Allowance for loan losses                                 2,331,037                1,760,706
                                                            --------------------------------------
           Net Loans                                          319,375,525              233,000,179
  Premises and equipment                                        5,745,225                3,672,650
  Investments in limited partnerships                           1,755,770                2,063,661
  Federal Home Loan Bank stock                                  6,673,400                5,446,700
  Interest receivable                                           2,899,757                2,246,870
  Core deposit intangibles and goodwill                         2,003,770
  Other assets                                                  9,802,015                7,204,023
                                                            --------------------------------------
      Total assets                                          $ 498,560,291            $ 410,828,043
                                                            ======================================

Liabilities

  Deposits
      Noninterest-bearing                                   $   3,053,216            $   3,395,618
      Interest-bearing                                        248,095,391              201,586,609
                                                            --------------------------------------
           Total deposits                                     251,148,607              204,982,227
  Securities sold under repurchase agreements                   4,600,000                4,600,000
  Federal Home Loan Bank advances                             138,164,121              103,937,608
  Note payable                                                  1,225,501                1,714,001
  Interest payable                                              1,419,000                1,096,519
  Other liabilities                                             5,292,090                2,754,552
                                                            --------------------------------------
      Total liabilities                                       401,849,319              319,084,907
                                                            --------------------------------------

Commitments and Contingent Liabilities

Shareholders' Equity
  Preferred stock,  without par value
      Authorized and unissued - 2,000,000 shares
  Common stock, without par value
      Authorized - 20,000,000 shares
      Issued and outstanding - 6,562,380 shares
      and 6,308,325 shares                                     64,348,069               61,853,916
  Retained earnings                                            44,692,503               43,575,208
  Accumulated other comprehensive loss                         (4,163,524)              (5,065,649)
  Unearned recognition and retention plan  ("RRP") shares      (3,247,493)              (3,407,119)
  Unearned employee stock ownership plan ("ESOP") shares       (4,918,583)              (5,213,220)
                                                            --------------------------------------
      Total shareholders' equity                               96,710,972               91,743,136
                                                            --------------------------------------
      Total liabilities and shareholders' equity            $ 498,560,291            $ 410,828,043
                                                            ======================================

See notes to consolidated condensed financial statements.


                         LINCOLN BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statement of Income
                                   (Unaudited)

                                                                         Three Months Ended                Nine Months Ended
                                                                            September 30,                    September 30,
                                                                     -----------------------------------------------------------
                                                                         2000           1999             2000           1999
                                                                     -----------------------------------------------------------
Interest Income
  Loans, including fees                                              $  5,164,054    $  4,294,314    $ 14,688,338   $ 12,412,863
  Investment securities                                                 2,528,469       2,627,842       7,593,330      7,580,413
  Deposits with financial institutions                                     50,594          40,403         267,895        207,158
  Dividend income                                                         121,903         109,830         338,586        325,907
                                                                     -----------------------------------------------------------
      Total interest and dividend income                                7,865,020       7,072,389      22,888,149     20,526,341
                                                                     -----------------------------------------------------------
Interest Expense
  Deposits                                                              2,794,393       2,353,282       7,907,055      7,170,558
  Short term borrowings                                                    74,507          59,835         210,266        130,077
  Federal Home Loan Bank advances                                       1,770,122       1,157,295       4,759,312      2,885,832
                                                                     -----------------------------------------------------------
      Total interest expense                                            4,639,022       3,570,412      12,876,633     10,186,467
                                                                     -----------------------------------------------------------
Net Interest Income                                                     3,225,998       3,501,977      10,011,516     10,339,874
  Provision for loan losses                                               119,316          58,851         168,467        290,015
                                                                     -----------------------------------------------------------
Net Interest Income After Provision for Loan Losses                     3,106,682       3,443,126       9,843,049     10,049,859
                                                                     -----------------------------------------------------------
Other Income
  Net realized and unrealized gains (losses) on loans                       1,488          (9,705)          1,488          2,910
  Net realized losses on sales of available-for-sale securities                                                           (3,904)
  Equity in losses of limited partnerships                               (102,630)        (71,541)       (307,890)      (240,894)
  Other income                                                            279,873         244,583         765,616        687,710
                                                                     -----------------------------------------------------------
      Total other income                                                  178,731         163,337         459,214        445,822
                                                                     -----------------------------------------------------------
Other Expenses
  Salaries and employee benefits                                        1,398,689       1,099,021       3,769,056      2,774,124
  Net occupancy expenses                                                  114,996          96,504         313,445        251,923
  Equipment expenses                                                      133,950          88,008         405,569        354,533
  Deposit insurance expense                                                11,994          33,983          35,572        116,289
  Data processing fees                                                    207,696         117,169         614,444        472,740
  Professional fees                                                        64,333          52,010         243,773        141,172
  Director and committee fees                                              50,357          75,516         148,640        149,613
  Mortgage servicing rights amortization                                   36,729          44,116         118,647         76,406
  Other expenses                                                          357,916         308,175       1,038,432        902,111
                                                                     ------------- --------------- -------------- --------------
      Total other expenses                                              2,376,660       1,914,502       6,687,578      5,238,911
                                                                     -----------------------------------------------------------

Income Before Income Tax                                                  908,753       1,691,961       3,614,685      5,256,770
  Income tax expense                                                      254,605         546,740         962,017      1,854,929
                                                                     -----------------------------------------------------------
Net Income                                                           $    654,148    $  1,145,221    $  2,652,668   $  3,401,841
                                                                     ===========================================================

Basic earnings per share                                               $   .13         $   .19         $   .52        $   .54
                                                                     ===========================================================
Diluted earnings per share                                                 .13             .19             .52            .54
                                                                     ===========================================================

See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
         Consolidated Condensed Statement of Comprehensive Income (Loss)
                                   (Unaudited)


                                                                Three Months Ended                  Nine Months Ended
                                                                   September 30,                      September 30
                                                                2000          1999               2000             1999
                                                            ------------------------------------------------------------
Net income                                                  $  654,148     $1,145,221          $2,652,668     $ 3,401,841
Other comprehensive income, net of tax
      Unrealized losses on securities  available for
      sale
         Unrealized  holding gains (losses) arising
           during the period, net of tax expense
           (benefit) of $1,093,472, $(710,227),
           $591,707 and $(3,637,143)                         1,667,124     (1,082,822)            902,125      (4,545,243)
         Less: Reclassification adjustment for losses
           included in net income, net of tax benefit
           of $1,546.                                                                                              (2,358)
                                                            -------------------------------------------------------------
                                                             1,667,124     (1,082,822)            902,125      (4,542,885)
                                                            -------------------------------------------------------------
Comprehensive income (loss)                                 $2,321,272     $   62,399          $3,554,793     $(2,141,044)
                                                            =============================================================

See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                                   (Unaudited)



                                   Common Stock                           Accumulated
                             ---------------------------                     Other                        Unearned
                               Shares                       Retained     Comprehensive     Unearned         ESOP
                             Outstanding     Amount         Earnings     Income (Loss)   Compensation      Shares         Total
                             -------------------------------------------------------------------------------------------------------

Balances, January 1, 2000    6,308,325   $ 61,853,916   $  43,575,208   $(5,065,649)   $ (3,407,119)   $ (5,213,220)   $ 91,743,136

  Net income for the period                                 2,652,668                                                     2,652,668
  Unrealized losses on
    securities, net of
    reclassification                                                        902,125                                         902,125
    adjustment
  Purchase of common stock    (630,832)    (6,308,320)       (224,492)                                                   (6,532,812)
  ESOP shares earned                                           43,274                                       294,637         337,911
  Amortization of unearned
    Compensation expense                                      (26,554)                      464,786                         438,232
  Shares issued in
    acquisition, net of
    costs                      884,887      8,802,473                                      (305,160)                      8,497,313
  Cash dividends ($.24 per
  share)                                                   (1,327,601)                                                   (1,327,601)
                             -------------------------------------------------------------------------------------------------------

Balances, September 30, 200  6,562,380   $ 64,348,069   $  44,692,503   $(4,163,524)   $ (3,247,493)   $ (4,918,583)   $ 96,710,972
                             ======================================================================================================




See notes to consolidated condensed financial statements.


                         LINCOLN BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                             September 30,
                                                                  ----------------------------------
                                                                        2000                1999
                                                                  ----------------------------------
Operating Activities
  Net income                                                      $    2,652,668      $    3,401,841
  Adjustments to reconcile net income to net cash
   provided (used) by  operating activities
     Provision for loan losses                                           168,467             290,015
     Gain on sale of  foreclosed real estate                             (13,653)             (9,449)
     (Gain)  loss on disposal of premises and equipment                    5,867               4,219
     Investment securities accretion, net                               (290,230)           (288,495)
     Investment securities losses                                                              3,904
     Equity in losses of limited partnerships                            307,890             240,894
     Amortization of net loan origination fees                          (223,064)           (250,487)
     Depreciation and amortization                                       335,740             301,637
     ESOP shares earned                                                  337,911             331,524
     Amortization of unearned compensation expense                       438,232             154,929
     Net change in:
      Interest receivable                                               (176,965)           (612,791)
      Interest payable                                                    87,284             (36,611)
     Other adjustments                                                 1,022,521           1,163,181
                                                                  ----------------------------------
           Net cash provided by operating activities                   4,652,668           4,694,311
                                                                  ----------------------------------

Investing Activities

  Purchases of securities available for sale                          (3,619,149)        (64,794,311)
  Proceeds from sales of securities available for sale                                    10,259,375
  Proceeds from maturities of securities available for sale            8,800,202          16,433,504
  Proceeds from maturities of securities held to maturity                                    750,000
  Net change in loans                                                (29,396,899)        (25,386,504)
  Purchases of loans                                                  (1,116,350)         (6,173,548)
  Purchases of premises and equipment                                 (1,323,536)           (728,421)
  Purchase of FHLB stock                                                (500,200)
  Net cash paid in acquisition                                        (7,695,505)
  Proceeds from sale of foreclosed  real estate                          191,434              54,907
  Other investing activities                                              (5,718)
                                                                  ----------------------------------
          Net cash used by investing activities                      (34,665,721)        (69,584,998)
                                                                  ----------------------------------

Financing Activities
  Net change in
    Noninterest-bearing, interest-bearing demand,
     money market and savings deposits                                 6,285,080           8,554,082
    Certificates of deposit                                            6,574,961         (12,966,740)
    Short-term borrowings                                                                  4,600,000
  Proceeds from FHLB advances                                        123,000,000          71,000,000
  Repayment of FHLB advances                                        (103,000,000)        (10,000,000)
  Payment on note payable to limited partnership                        (488,500)           (488,500)
  Contribution of unearned compensation                                                   (3,725,828)
  Purchase of common stock                                            (6,532,812)         (8,672,592)
  Cash dividends                                                      (1,303,612)           (841,110)
  Additional conversion costs                                                                 (7,320)
  Net change in advances by borrowers for taxes and insurance            364,053             515,255
                                                                  ----------------------------------
           Net cash provided by financing activities                  24,899,170          47,967,247
                                                                  ----------------------------------

Net Change in Cash and Cash Equivalents                               (5,113,883)        (16,923,440)

Cash and Cash Equivalents, Beginning of Period                        10,818,632          22,907,357
                                                                  ----------------------------------

Cash and Cash Equivalents, End of Period                          $    5,704,749      $    5,983,917
                                                                  ==================================

Additional Cash Flows and Supplementary Information
  Interest paid                                                   $   12,789,349       $  10,223,078
  Income tax paid                                                      1,036,500             971,250
  Loan balances transferred to foreclosed real estate                    318,486             164,039


See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
         Notes to Unaudited Consolidated Condensed Financial Statements

Note 1: Basis of Presentation
-----------------------------

The consolidated financial statements include the accounts of Lincoln Bancorp (the "Company"), its wholly owned subsidiary, Lincoln Federal Savings Bank, a federally chartered savings bank ("Lincoln Federal"), and Lincoln Federal's wholly owned subsidiary, L-F Service Corporation ("L-F Service"). A summary of significant accounting policies is set forth in Note 1 of the Notes to Financial Statements included in the December 31, 1999 Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated condensed financial statements at September 30, 2000, and for the nine and three months ended September 30, 2000 and 1999, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

Note 2: Earnings Per Share
--------------------------

Earnings per share have been computed based upon the weighted average common and common equivalent shares outstanding during the period subsequent to Lincoln Federal's conversion to a stock savings bank on December 30, 1998. Unearned Employee Stock Ownership Plan ("ESOP") shares have been excluded from the computation of average common shares outstanding.


                                         Three Months Ended                              Nine Months Ended
                                         September 30, 2000                              September 30, 2000
                                         ------------------                              ------------------
                                                  Weighted        Per                          Weighted       Per
                                                  Average         Share                        Average       Share
                                    Income         Shares         Amount       Income           Shares       Amount
                                                   ------         ------                        ------       ------
Basic earnings per share
 Income available to common
 shareholders                    $ 654,148    4,989,966        $ .13        $ 2,652,668     5,064,971      $ .52
                                                               =====                                       =====

Effect of dilutive RRP awards
 and stock options                                  702                                           234
                                 ----------------------                     -------------------------
Diluted earnings per share
 Income available to  common
 shareholders and assumed
 conversions                     $ 654,148    4,990,668        $ .13        $ 2,652,668     5,065,205      $ .52
                                 ===================================        ====================================



                                         Three Months Ended                              Nine Months Ended
                                         September 30, 1999                              September 30, 1999
                                         ------------------                              ------------------
                                                  Weighted        Per                          Weighted       Per
                                                  Average         Share                        Average       Share
                                    Income         Shares         Amount       Income           Shares       Amount
                                                   ------         ------                        ------       ------
  Basic earnings per share
    Income available to common
    shareholders                 $1,145,221   6,053,751        $ .19        $3,401,841      6,322,917      $ .54
                                                               =====                                       =====

  Effect of dilutive RRP awards
  and stock options
                                 ----------------------                     -------------------------
  Diluted earnings per share
    Income available to  common
    shareholders and assumed
    conversions                  $1,145,221   6,053,751        $ .19        $ 3,401,841     6,322,917      $ .54
                                 ===================================        ====================================


Note 3:  Business Combination
-----------------------------

On September 26, 2000, the Company acquired Citizens Bancorp ("Citizens"), the holding company of Citizens Savings Bank of Frankfort ("Citizens Savings"), a federally chartered savings bank. Citizens was merged into the Company and Citizens Savings was merged into Lincoln Federal. Citizens Loan and Service Corporation, an Indiana corporation and wholly owned subsidiary of Citizens Savings ("CLSC") will continue as a subsidiary of Lincoln Federal.

On September 26, 2000, shareholders of Citizens received .9375 shares of the Company's common stock and $9.375 in cash for each share of Citizens' common stock. The Company issued 884,887 shares of its common stock at a cost of $8,802,000, net of registration costs of $102,000, and assumed Citizens' unearned Recognition and Retention Plan liability. The Company paid $8,854,000 in cash to Citizens' shareholders. The Company paid an additional $72,000 in merger expenses and $99,000 for Citizens common stock purchased by the Company during 2000 and cancelled as part of this transaction.

The combination was accounted for under the purchase method of accounting, and accordingly, the net assets were recorded at their estimated fair values at date of acquisition. Fair value adjustments on the assets and liabilities purchased are being amortized over the estimated lives of the related assets and liabilities. The excess of the purchase price over the estimated fair value of the underlying net assets of $1,022,000 was allocated to goodwill and is being amortized over 20 years using the straight-line method. Additionally, core deposit intangibles of $982,000 were recognized and are being amortized over 10 years using the 125% declining balance method. Citizens Bancorp's results of operations and financial position were included in the Company's consolidated financial statements beginning September 27, 2000.

The following pro forma information, including the effect of the purchase accounting adjustments, depicts the results of operations as though the merger had taken place at the beginning of each period.

                                                        Nine Months Ended
                                                          September 30,
                                                   2000                1999
                                                   ----                ----
                                                         ( in thousands)

         Net Interest Income                 $  11,928             $  12,263
         Net Income                          $   1,584             $   3,949
         Net Income Per Share
         .........Basic                      $     .27             $     .55
         .........Diluted                    $     .27             $     .55



The pro forma results of operations do not purport to be indicative of the results which would actually have been obtained had the merger occurred on the date indicated or which may be obtained in the future.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company was organized in September, 1998. On December 30, 1998, it acquired all of the outstanding common stock of Lincoln Federal Savings Bank ("Lincoln Federal") upon the conversion of Lincoln Federal from a federal mutual savings bank to a federal stock savings bank. The Company acquired all of the outstanding common stock of Citizens in a transaction that closed on September 26, 2000. In the transaction, Citizens was merged with and into the Company, and Citizens Savings was merged with and into Lincoln Federal. Following the merger, CLSC became a subsidiary of Lincoln Federal.

Lincoln Federal was originally organized in 1884 as Ladoga Federal Savings and Loan Association, located in Ladoga, Indiana. In 1979 Ladoga Federal merged with Plainfield First Federal Savings and Loan Association, a federal savings and loan association located in Plainfield, Indiana which was originally organized in 1896. Following the merger, the Bank changed its name to Lincoln Federal Savings and Loan Association and, in 1984, adopted its current name, Lincoln Federal Savings Bank. Lincoln Federal currently conducts its business from eight full-service offices located in Hendricks, Montgomery, Clinton, Johnson and Morgan Counties, Indiana, with its main office located in Plainfield. Lincoln Federal opened an office in Avon, Indiana in January, 1999, in Mooresville, Indiana in April, 1999 and its newest office in Greenwood, Indiana in September, 2000. The merger of Citizens Savings into Lincoln Federal resulted in a second branch location in Frankfort, Indiana. The Bank's principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by first mortgage liens on one- to four-family residential real estate. Lincoln Federal's deposit accounts are insured up to applicable limits by the SAIF of the FDIC.

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

Lincoln Federal currently owns two subsidiaries, L-F Service, whose assets consist of an investment in Family Financial Life Insurance Company ("Family Financial") and in Bloomington Housing Associates, L.P. ("BHA") , and its investment in CLSC, which develops land for residential housing. Family Financial is an Indiana stock insurance company that primarily engages in retail sales of mortgage and credit insurance products in connection with loans originated by its shareholder financial institutions. BHA is an Indiana limited partnership that was organized to construct, own and operate a 130-unit apartment complex in Bloomington, Indiana (the "BHA project"). Development of the BHA Project has been completed and the project is performing as planned.

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

Financial Condition

Assets totaled $498.6 million at September 30, 2000, an increase from December 31, 1999 of $87.7 million of which Citizens added $66.6 million. Net loans were $319.4 million, an increase of $86.4 million from December 31, 1999 of which Citizens added $56.1 million. Loan growth was reflected in every major category of loans. Loan growth was funded primarily by growth of deposits, cash flow from investments and increases in borrowings from the Federal Home Loan Bank.

Deposits totaled $251.1 million at September 30, 2000, an increase of $46.2 million from December 31, 1999 of which Citizens added $33.3 million. The majority of this growth was in public fund certificates of deposit which increased $7.7 million. Federal Home Loan Bank advances and repurchase agreements increased $34.2 million to $142.8 million of which Citizens added $14.2 million.

Shareholders' equity increased $5.0 million from $91.7 million at December 31, 1999 to $96.7 million at September 30, 2000. Shareholders' equity increased $8.5 million due to the acquisition of Citizens. Shareholders' equity also increased due to net income for the nine months ended September 30, 2000 of $2.7 million, Employee Stock Ownership Plan ("ESOP") shares earned of $338,000, unearned compensation amortization of $438,000 and a $902,000 reduction in unrealized losses on investment securities available for sale. These increases were offset by stock repurchases of $6.5 million and cash dividends of $1.3 million.

Comparison of Operating Results for the Three Months Ended September 30, 2000 and 1999

Net income for the three months ended September 30, 2000 was $654,000, or $.13 for both basic and diluted earnings per share. This compared to net income for the comparable period in 1999 of $1,145,000, or $.19 for both basic and diluted earnings per share. Return on assets was .61% and return on equity was 3.00% for the third quarter of 2000 compared to 1.16% and 4.63%, respectively, for the same period in 1999.

Net interest income for the second quarter of 2000 was $3.2 million compared to $3.5 million for the same period in 1999. Net interest margin was 3.06% for the three-month period ended September 30, 2000, compared to 3.55% for the same period in 1999. The average yield on earning assets increased .28% from the third quarter of 1999 to the third quarter of 2000 while the average cost of interest-bearing liabilities increased .72% from the third quarter of 1999 to the third quarter 2000. This reduced the spread from 2.31% to 1.87%, or 44 basis points.

Lincoln Bancorp's provision for loan losses for the three-month period ended September 30, 2000 was $119,000 compared to a provision expense of $59,000 for the same period in 1999. Nonperforming loans to total loans at September 30, 2000 were .36% compared to .47% at December 31, 1999 while nonperforming assets to total assets were .28%, unchanged from December 31, 1999. The allowance for loan losses as a percentage of loans at September 30, 2000 was .72% compared to
 .75% at December 31, 1999. The reduction in the allowance as a percentage of total loans was the result of adding the Citizens loans that required an allowance at a lower percentage rate than the Lincoln Bancorp loans.

Other income for the three months ended September 30, 2000 was $179,000 compared to $163,000 for the same quarter of 1999. Equity in losses of limited partnerships increased to $103,000 from $72,000 during the third quarter of 1999 due to the operating results of the limited partnerships.

Other expenses were $2.4 million for the three months ended September 30, 2000 compared to $1.9 million for the comparable three months of 1999. The increase in expenses was primarily the result of additional costs associated with key management and staff additions and costs associated with the opening of a new branch office in Greenwood, Indiana.

Income taxes were 28% of pretax income for the third quarter of 2000 compared to an income tax effect of 32% for the same period in 1999. This decline was the result of a recent revision to the Indiana Code that permits financial institutions incorporated in Indiana to apportion income in the same manner as financial institutions incorporated in other states.

Comparison of Operating Results for the Nine Months Ended September 30, 2000 and 1999

Net income for the nine-month period ended September 30, 2000 was $2,653,000, or $.52 for both basic and diluted earnings per share. This compared to $3,402,000, or $.54 for both basic and diluted earnings per share for the same period of 1999. Return on assets was .84% and return on equity was 4.05% for the nine months ended September 30, 2000 compared to 1.15% and 4.36%, respectively, for the nine months ended September 30, 1999.

Net interest income year-to-date through September 30, 2000 was $10.0 million compared to $10.3 million for the same period in 1999. Net interest margin was 3.22% through September 30, 2000 down from 3.61% from a year ago. Continued pressure on net interest margin was partially the result of the purchase of Lincoln Bancorp stock as part of the stock repurchase program, but more from reduced spreads, down 27 basis points.

Lincoln Bancorp's provision for loan losses for the nine months ended September 30, 2000 was $168,000 compared to a provision expense of $290,000 for the same period in 1999.

Other income for the nine months ended September 30, 2000 was $459,000 compared to $446,000 for the same period last year. Equity in losses of limited partnerships increased to $308,000 for the nine months ended September 30, 2000 from $241,000 during comparable period in 1999 due to the operating results of the limited partnerships.

For the nine months ended September 30, 2000, other expenses were $6.7 million compared to $5.2 million for the same period in 1999. Expenses were up for similar reasons as for the third quarter mentioned above as well as the fact that two new branches that opened in the first half of 1999 had only a partial year of expenses in 1999 versus a full year in 2000. Additionally, the Recognition and Retention Plan of the Company only came into existence during the third quarter of 1999 while the Company recognized a full nine months of expense during 2000, an increase of $292,000.

Income taxes were 27% of pretax income for the nine months ended September 30, 2000 and 35% during the same period in 1999. This decline was the result of a recent revision to the Indiana Code that permits financial institutions incorporated in Indiana to apportion income in the same manner as financial institutions incorporated in other states. This revision to the statute was made retroactive to January 1, 1999 and recognized as a single adjustment in the second quarter of 2000.

Asset Quality

Lincoln Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements, which are not necessarily consistent with generally accepted accounting principles. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Lincoln Federal's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Lincoln Federal had $3.3 million of loans classified as special mention as of September 30, 2000 and no loans classified as special mention as of December 31, 1999. The increase in the loans classified as special mention was attributable to four commercial loan relationships. In addition, Lincoln Federal had $1.3 million and $1.1 million of loans classified as substandard at September 30, 2000 and December 31, 1999, respectively. At September 30, 2000 and December 31, 1999, no loans were classified as doubtful or loss. At September 30, 2000, and December 31, 1999, respectively, non-accrual loans were $1.2 million and $1.1 million. The allowance for loan losses was $2.3 million or .72% of loans at September 30, 2000 and $1.8 million or .7% of loans at December 31, 1999.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 4%. As of September 30, 2000, Lincoln Federal had liquid assets of $290.9 million and a liquidity ratio of 32.5%.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of September, 2000 and 1999, is an analysis performed by the OTS of Lincoln Federal's interest rate risk as measured by changes in Lincoln Federal's net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.

                                          September 30, 2000
                                          ------------------
                             Net Portfolio Value                       NPV as % of PV of Assets
   Changes
   In Rates        $ Amount         $ Change         %Change            NPV Ratio           Change
   --------        --------         ---------        -------            ---------           ------

   +300 bp          $54,736          -36,528           -40%               12.10%            -628 bp
   +200 bp           66,642          -24,622           -27%               14.28%            -410 bp
   +100 bp           78,857          -12,407           -14%               16.38%            -200 bp
      0 bp           91,264                                               18.38%
   -100 bp          100,283            9,019            10%               19.72%            +134 bp
   -200 bp          105,219           13,955            15%               20.38%            +200 bp
   -300 bp          108,057           16,793            18%               20.69%            +231 bp



                                            September 30, 1999
                                            ------------------
                              Net Portfolio Value                      NPV as % of PV of Assets
    Changes
    In Rates        $ Amount          $ Change         %Change          NPV Ratio            Change
    --------        --------          ---------        -------          ---------            ------

    +300 bp         $46,296           $-31,634          -41%              12.61              -655 bp
    +200 bp          56,837            -21,094          -27%              14.95              -421 bp
    +100 bp          67,707            -10,224          -13%              17.19              -195 bp
      0 bp           77,930                                               19.16
    -100 bp          85,837              7,906           10%              20.55              +140 bp
    -200 bp          89,753             11,823           15%              21.14              +198 bp
    -300 bp          91,601             13,671           18%              21.32              +216 bp




The analysis at September 30, 2000 indicates that there have been no material changes in market interest rates or in Lincoln Federal's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in
Item 7A of the Company's Annual Report on Form 10-K for the period ended December 31, 1999.

PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings

              None.

Item 2.       Changes in Securities and Use of Proceeds

              None.

Item 3.       Defaults Upon Senior Securities.

              None.

Item 4.       Submission of Matters to a Vote of Security Holders.

              None.

Item 5.       Other Information.

              None.

Item 6.       Exhibits and Reports on Form 8-K.

               (a)  Exhibit 27. Financial Data Schedule
               (b) The Registrant filed a report on Form 8-K on September 27, 2000 reporting the consummation of the merger of Citizens Bancorp with and into the Registrant on September 26, 2000, and which included as Exhibit 99.2 thereto Unaudited Pro Forma Condensed Combined Financial Information of the Registrant as of June 30, 2000 for the six-month period ended June 30, 2000 and for the year ended December 31, 1999.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LINCOLN BANCORP

Date:   November 14, 2000                By:/s/ T. Tim Unger
        -----------------                ---------------------------------------
                                           T. Tim Unger
                                           President and Chief Executive Officer


Date:   November 14, 2000                By:/s/ John M. Baer
        -----------------                ---------------------------------------
                                           John M. Baer
                                           Treasurer