Form 10-K
period 2000-12-31
LINCOLN BANCORP /IN/
filed 2001-04-02
CIK 1070259

================================================================================
                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     (Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] (N/A)

The aggregate market value of the issuer's voting stock held by non-affiliates, as of March 22, 2001 was $58,309,000.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of March 22, 2001, was 5,677,493 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2000, are incorporated into Part II. Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated in Part I and Part III.

                            Exhibit Index on Page E-1
                               Page 1 of 38 Pages
================================================================================

                                 LINCOLN BANCORP
                                    Form 10-K
                                      INDEX
                                                                           Page

Forward Looking Statement..................................................  3

PART I
     Item 1       Business.................................................  3
     Item 2.      Properties............................................... 33
     Item 3.      Legal Proceedings........................................ 34
     Item 4.      Submission of Matters to a Vote of Security Holders...... 34
     Item 4.5.    Executive Officers of the Registrant..................... 34

PART II
     Item 5.      Market for Registrant's Common Equity and Related
                  Shareholder Matters...................................... 34
     Item 6.      Selected Financial Data.................................. 35
     Item 7.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................... 35
     Item 7A.     Quantitative and Qualitative Disclosures about
                        Market Risks....................................... 35
     Item 8.      Financial Statements and Supplementary Data.............. 35
     Item 9.      Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure...................... 35

PART III
     Item 10.     Directors and Executive Officers of Registrant...... .....35
     Item 11.     Executive Compensation................................... 35
     Item 12.     Security Ownership of Certain Beneficial Owners and
                        Management......................................... 35
     Item 13.     Certain Relationships and Related Transactions........... 35

PART IV
     Item 14.     Exhibits, Financial Statement Schedules, and Reports
                        on Form 8-K........................................ 36

SIGNATURES        ......................................................... 37

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

Item 1.    Business

General

     Lincoln Bancorp (the "Holding Company" and together with the Bank, as defined below, the "Company") is an Indiana corporation organized in September 1998 to become a savings and loan holding company upon its acquisition of all the issued and outstanding capital stock of Lincoln Federal Savings Bank ("Lincoln Federal" or the "Bank") in connection with the Bank's conversion from mutual to stock form. The Holding Company became the Bank's holding company on December 30, 1998. The principal asset of the Holding Company currently consists of 100% of the issued and outstanding shares of capital stock, $.01 par value per share, of the Bank. Lincoln Federal was originally organized in 1884 as Ladoga Federal Savings and Loan Association ("Ladoga Federal"), located in Ladoga, Indiana. In 1979, Ladoga Federal merged with Plainfield First Federal Savings and Loan Association, a federal savings and loan association located in Plainfield, Indiana which was originally organized in 1896. Following the merger, the Bank changed its name to Lincoln Federal Savings and Loan Association and, in 1984, adopted its current name, Lincoln Federal Savings Bank. On September 26, 2000, the Company acquired Citizens Bancorp ("Citizens"), the holding company of Citizens Savings Bank of Frankfort ("Citizens Savings"), a federally chartered savings bank. Citizens was merged into the Company and Citizens Savings was merged into the Bank. Citizens Loan and Service Corporation ("CLSC"), an Indiana corporation and wholly-owned subsidiary of Citizens Savings, will continue as a subsidiary of the Bank. At December 31, 2000, Lincoln Federal conducted its business from eight full-service offices located in Hendricks, Montgomery, Clinton, Johnson and Morgan Counties, Indiana, with its main office located in Plainfield. Lincoln Federal opened its newest offices in Greenwood, Indiana in September 2000, Avon, Indiana in January 1999 and in Mooresville, Indiana in April 1999. Also, in connection with the acquisition of Citizens, Lincoln Federal added a second branch office in Frankfort, Indiana. The Bank's principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by first mortgage liens on one- to four-family residential real estate. Lincoln Federal's deposit accounts are insured up to applicable limits required by the SAIF of the FDIC.

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

Lending Activities

     The Bank has historically concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of Lincoln Federal's loan origination activities, representing 68.4% of its total loan portfolio at December 31, 2000. Lincoln Federal also offers commercial real estate loans, real estate construction loans and consumer loans. To a limited extent, Lincoln Federal also offers multi-family loans, land loans and commercial loans. Commercial real estate loans totaled approximately 9.4% of the Bank's total loan portfolio, and real estate construction loans totaled approximately 7.4% of Lincoln Federal's total loans as of December 31, 2000. Consumer loans were 11.8% of the loan portfolio at December 31, 2000.

     Loan Portfolio Data. The following table sets forth the composition of Lincoln Federal's loan portfolio (including loans held for sale) by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan fees and loans in process.

                                                                     At December 31,
                                   ------------------------------------------------------------------------------------------------
                                          2000              1999                 1998               1997                1996
                                   ------------------ ------------------ ----------------- ----------------- ----------------------
                                             Percent            Percent             Percent             Percent            Percent
                                     Amount  of Total  Amount   of Total    Amount  of Total    Amount  of Total   Amount  of Total
                                     ------  --------  ------   --------    ------  --------    ------  --------   ------  --------
                                                                 (Dollars in thousands)
TYPE OF LOAN Real estate mortgage loans:
   One-to-four-family
     residential (1).......        $231,157   68.44%  $175,095    72.18%   $152,893   76.19%   $205,976   81.03%   $269,618   84.84%
   Multi-family............           2,606     .77      1,029      .42       1,022     .51       1,133     .45       1,111     .35%
   Commercial real estate..          31,784    9.41     16,073     6.63      14,548    7.25      14,914    5.87      14,830    4.66%
   Construction............          24,843    7.36     18,127     7.47       7,411    3.69       9,912    3.90      13,159    4.14%
   Land....................           4,692    1.39      3,609     1.49       2,664    1.33       1,455     .57       2,725     .86%
Commercial.................           2,796     .83         91      .04         122     .06         242     .10         ---     ---
Consumer loans:
   Home equity and

     second mortgages......          32,572    9.64     24,272    10.01      18,482    9.21      17,218    6.77      13,239    4.17
   Other...................           7,287    2.16      4,282     1.76       3,532    1.76       3,340    1.31       3,124     .98
                                   --------  ------   --------   ------    --------  ------    --------  ------    --------  ------
     Gross loans receivable        $337,737  100.00%  $242,578   100.00%   $200,674  100.00%   $254,190  100.00%   $317,806  100.00%
                                   ========  ======   ========   ======    ========  ======    ========  ======    ========  ======
TYPE OF SECURITY
   One-to-four-family
     residential real estate (1)   $278,379   82.43%  $209,379    86.31%    $177,837  88.62%   $232,966   91.65%   $290,956   91.55%
   Multi-family real estate           2,606     .77      1,029      .43       1,022     .51       1,133     .45       1,111     .35
   Commercial real estate..          41,977   12.43     24,188     9.97      15,498    7.72      15,054    5.92      19,890    6.26
   Land....................           4,692    1.39      3,609     1.49       2,664    1.33       1,455     .57       2,725     .86
   Deposits................             856     .25        675      .28         962     .48       1,106     .44       1,155     .37
   Auto....................           5,303    1.57      3,006     1.24       2,127    1.06       2,041     .80       1,502     .47
   Other security..........           3,349     .99        491      .20         475     .24         426     .17         356     .11
   Unsecured ..............             575     .17        201      .08          89     .04           9     ---         111     .03
                                   --------  ------   --------   ------    --------  ------    --------  ------    --------  ------
     Gross loans receivable         337,737  100.00    242,578   100.00     200,674   100.00    254,190  100.00     317,806  100.00
Deduct:
Allowance for loan losses..           2,367     .70      1,761      .73       1,512     .75       1,361     .54       1,241     .39
Deferred loan fees (1).....             936     .28        822      .34         893     .45       1,690     .66       2,707     .85
Loans in process...........           8,243    2.44      6,995     2.88       2,348    1.17       2,504     .99       8,086    2.55
                                   --------  ------   --------   ------    --------  ------    --------  ------    --------  ------
   Net loans receivable....        $326,191   96.58%  $233,000    96.05%   $195,921   97.63%   $248,635   97.81%   $305,772   96.21%
                                   ========  ======   ========   ======    ========  ======    ========  ======    ========  ======
Mortgage Loans:

   Adjustable-rate.........        $119,445   36.45%  $ 68,452    28.74%    $56,014   28.43%    $95,106   37.95%   $117,062   37.20%
   Fixed-rate..............         208,209   63.55    169,753    71.26     141,006   71.57     155,502   62.05     197,620   62.80
                                   --------  ------   --------   ------    --------  ------    --------  ------    --------  ------
     Total.................        $327,654  100.00%  $238,205   100.00%   $197,020  100.00%   $250,608  100.00%   $314,682  100.00%
                                   ========  ======   ========   ======    ========  ======    ========  ======    ========  ======

--------------------
(1) Net loans held for sale included in the above categories amounted to $24,201,000 at December 31, 1996. There were no loans held for sale at December 31, 2000, 1999, 1998 and 1997.

     The following table sets forth certain information at December 31, 2000, regarding the dollar amount of loans maturing in Lincoln Federal's loan portfolio based on the contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

                                                               Due During Years Ended December 31,
                                      Balance      ------------------------------------------------------------------
                                  Outstanding at                               2004      2006      2011      2016
                                   December 31,                                 to        to        to        and
                                       2000        2001     2002     2003      2005      2010      2015    following
                                  --------------   ----     ----     ----      ----      ----      ----    ---------
                                                                           (In thousands)
Real estate mortgage loans:
  One- to four-family
     residential loans..........    $231,157         $69      $288     $369    $1,709   $18,192   $60,329  $150,201
  Multi-family loans............       2,606         ---        34      395       317       164     1,547       149
  Commercial real estate loans..      31,784       4,167     1,591    4,916     3,964     8,998     4,372     3,776
  Construction loans............      24,843      20,626     2,373    1,844       ---        --       ---       ---
  Land loans....................       4,692       2,338       116      362     1,598        92       186       ---
  Commercial....................       2,796       1,795        35       63       768       135       ---       ---
Consumer loans:
  Installment  loans............       6,431         540       519    1,610     3,443       308        11       ---
  Loans secured by deposits.....         856         631       100       43        72        10       ---       ---
  Home equity loans and
     and second mortgages.......      32,572       1,822       215      388     3,066    19,945     4,977     2,159
                                    --------     -------    ------   ------   -------   -------   -------  --------
     Total consumer loans.......      39,859       2,993       834    2,041     6,581    20,263     4,988     2,159
                                    --------     -------    ------   ------   -------   -------   -------  --------
          Total.................    $337,737     $31,988    $5,271   $9,990   $14,937   $47,844   $71,422  $156,285
                                    ========     =======    ======   ======   =======   =======   =======  ========

     The following table sets forth, as of December 31, 2000, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.

                                                                       Due After December 31, 2001
                                                         ----------------------------------------------------
                                                         Fixed Rates         Variable Rates             Total
                                                         -----------         --------------             -----
                                                                             (In thousands)
Real estate mortgage loans:
   One- to four-family residential loans....             $168,575                  $62,513          $231,088
   Multi-family loans.......................                  771                    1,835             2,606
   Commercial real estate loans.............               20,667                    6,950            27,617
   Construction loans.......................                2,745                    1,472             4,217
   Land loans...............................                2,354                      ---             2,354
Commercial..................................                  ---                    1,001             1,001
Installment loans...........................                5,064                      827             5,891
Loans secured by deposits...................                  225                      ---               225
Home equity loans and second
   mortgages................................               12,699                   18,051            30,750
                                                         --------                  -------          --------
     Total..................................             $231,100                  $92,649          $305,749
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

     Lincoln Federal also offers adjustable-rate mortgage ("ARM") loans pegged to the one-year U.S. Treasury securities yield adjusted to a constant maturity. Lincoln Federal no longer offers adjustable rate loans with interest rates pegged to the 11th District Cost of Funds Index ("COFI") because that index adjusts less rapidly to changes in interest rates compared to other indices. Lincoln Federal may offer discounted initial interest rates on ARM loans, but requires that the borrower qualify for the loan at the fully-indexed rate (the index rate plus the margin). A substantial portion of the ARM loans in the Bank's portfolio at December 31, 2000 provide for maximum rate adjustments per year and over the life of the loan of 2% and 6%, respectively. Lincoln Federal's residential ARMs are amortized for terms up to 30 years.

     In two separate transactions in August, 1997 and April, 1998, Lincoln Federal securitized approximately $41.1 million of the COFI loans in its portfolio and sold the resulting mortgage-backed securities on the secondary market. In June, 1998 Lincoln Federal sold in a direct, whole-loan sale to a private investor an additional $19.3 million of COFI loans. Following the closing of this whole-loan sale, the amount of COFI loans in Lincoln Federal's portfolio was reduced to $4.8 million. Lincoln Federal also pooled $75.0 million of fixed-rate one- to four-family residential loans into FHLMC mortgage-backed securities. Lincoln Federal sold on the secondary market $34.3 million of these securities which were backed by lower-yielding, fixed-rate loans. During 2000, Lincoln Federal made certain fixed-rate one- to four-family residential loans with the intent of pooling these loans into FHLMC mortgage-backed securities. During 2000, Lincoln Federal securitized $5.0 million of such loans. At December 31, 2000, Lincoln Federal continued to hold in its investment portfolio approximately $20.1 million (amortized cost) of these securities that are backed by higher-yielding, fixed-rate mortgage loans that it originated.

     With the exception of the loans that were securitized during 1997 and 1998 and in the whole-loan sale in 1998, Lincoln Federal determines when it originates a one- to four-family residential loan whether it intends to hold the loan until maturity or sell it in the secondary market. Lincoln Federal generally securitizes or sells on the secondary market all of the fixed-rate loans that it originates with terms of more than 20 years that are written to FHLMC standards, and retains in its loan portfolio any loans that it originates that are not written to FHLMC standards. Lincoln Federal retains the servicing rights on the loans that it sells.

     ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower also increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2000, approximately 27.0% of Lincoln Federal's one- to four-family residential loans had adjustable rates of interest.

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

     At December 31, 2000, approximately $231.2 million, or 68.4% of Lincoln Federal's portfolio of loans, consisted of one- to four-family residential loans. Approximately $1.9 million, or .8% of total residential loans, were included in non-performing assets as of that date.

     Commercial Real Estate and Multi-Family Loans. Lincoln Federal's commercial real estate loans are secured by churches, warehouses, office buildings, hotels and other commercial properties. Lincoln Federal generally originates commercial real estate loans as five-year balloon loans amortized over a 10- or 15-year period, with an adjustable interest rate indexed primarily to the prime rate. At December 31, 2000 Lincoln Federal had $15.7 million in outstanding balloon loans secured by commercial and multi-family real estate. Lincoln Federal generally requires a Loan-to-Value Ratio of at least 80% on commercial real estate loans, although it may make loans with a higher Loan-to-Value Ratio on loans secured by owner-occupied commercial real estate or by multi-family residential properties.

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

     At December 31, 2000 Lincoln Federal's largest commercial real estate borrower had a single loan outstanding in the amount of $4.0 million which was secured by a church located in Plainfield, Indiana. At December 31, 2000, approximately $31.8 million, or 9.4% of Lincoln Federal's total loan portfolio, consisted of commercial real estate loans. On the same date, there were no commercial real estate loans included in non-performing assets.

     At  December  31,  2000,  approximately  $2.6  million,  or .8% of  Lincoln
Federal's total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). Lincoln Federal writes multi-family loans on terms and conditions similar to its commercial real estate loans. The largest multi-family loan as of December 31, 2000 was $1.2 million and was secured by an apartment complex in Frankfort, Indiana. On the same date, there were no multi-family loans included in non-performing assets.

     Multi-family loans, like commercial real estate loans, involve greater risk than do residential loans. Also, the loans-to-one-borrower limitation limits Lincoln Federal's ability to make loans to developers of apartment complexes and other multi-family units.

     Construction Loans. Lincoln Federal offers construction loans to developers for the acquisition and development of residential and nonresidential real estate and to builders of one- to four-family residential properties. A significant portion of these loans are made on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer). At December 31, 2000, approximately $24.8 million, or 7.4% of Lincoln Federal's total loan portfolio, consisted of construction loans. Of these loans, approximately $4.6 million were for the acquisition and development of residential housing developments, $10.1 million financed the construction of one- to four-family residential properties and $10.2 million financed the construction of commercial real estate. As of December 31, 2000, Lincoln Federal's largest construction loan relationship had a balance of $1.9 million and was secured an office park located in Fishers, Indiana. Also on that date, construction loans in the amount of $190,000 were included in non-performing assets.

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

     Land Loans. At December 31, 2000, approximately $4.7 million, or 1.4% of Lincoln Federal's total loan portfolio, consisted of mortgage loans secured by undeveloped real estate. Lincoln Federal imposes a maximum Loan-to-Value Ratio of 65% of the appraised value of the land or 90% of the cost of the undeveloped land for pre-development land acquisition loans. Lincoln Federal writes these loans for a maximum term of 12 months. At December 31, 2000, the Bank's largest land loan relationship totaled $884,000 and was secured by undeveloped land located in Plainfield, Indiana.

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

     Consumer Loans. Lincoln Federal's consumer loans consist of variable- and fixed-rate home equity loans and lines of credit, automobile, recreational vehicle, boat and motorcycle loans and loans secured by deposits. Lincoln Federal does not make indirect consumer loans. Consumer loans tend to have shorter terms and higher yields than permanent residential mortgage loans. At December 31, 2000, Lincoln Federal's consumer loans aggregated approximately $39.9 million, or 11.8% of Lincoln Federal's total loan portfolio. Included in consumer loans at December 31, 2000 were $18.5 million of variable-rate home equity lines of credit. These variable-rate loans improve Lincoln Federal's exposure to interest rate risk.

     Lincoln Federal's home equity lines of credit and fixed-term loans are generally written for up to 95% of the available equity (the appraised value of the property less any first mortgage amount) if Lincoln Federal holds the first mortgage, and up to 90% of the available equity if Lincoln Federal does not hold the first mortgage. Lincoln Federal's home equity and second mortgage loans increased significantly from $18.5 million at December 31, 1998 to $32.6 million at December 31, 2000, primarily as the result of a marketing campaign directed at its existing customers. Lincoln Federal generally will write automobile loans for up to 100% of the acquisition price for a new automobile and up to the NADA retail value for a used automobile. New car loans are written for terms of up to 60 months and used car loans are written for terms up to 48 months, depending on the age of the car. Loans for recreational vehicles and boats are written for no more than 80% of the purchase price or "verified value," whichever is less, for a maximum term of 120 months and 84 months, respectively. Motorcycles loans are written for no more than 75% of the purchase price or "verified value" with a term not to exceed 48 months. All of Lincoln Federal's consumer loans have a fixed rate of interest except for home equity lines of credit, which are offered at a variable rate. At December 31, 2000, consumer loans in the amount of $175,000 were included in non-performing assets.

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

     Commercial Loans. Lincoln Federal offers commercial loans, which consist primarily of loans to businesses that are secured by assets other than real estate. As of December 31, 2000, commercial loans amounted to $2.8 million. Commercial loans tend to bear somewhat greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Although commercial loans have not historically comprised a large portion of Lincoln Federal's loan portfolio, Lincoln Federal intends to increase the amount of loans it makes to small businesses in the future in order to increase its rate of return and diversify its portfolio. As of December 31, 2000, none of Lincoln Federal's commercial loans were included in nonperforming assets.

     Origination, Purchase and Sale of Loans. Historically, Lincoln Federal has confined its loan origination activities primarily to Hendricks, Montgomery, Clinton, Johnson and Morgan Counties. Lincoln Federal may from time to time make mortgage loans secured by property located outside of Indiana. Lincoln Federal's loan originations are generated from referrals from existing customers, real estate brokers, and newspaper and periodical advertising.

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

     Lincoln Federal occasionally purchases participation interests in loans originated by other financial institutions in order to diversify its portfolio, supplement local loan demand and to obtain more favorable yields. The participations that Lincoln Federal purchases normally represent a portion of residential or commercial real estate loans originated by other Indiana financial institutions, most of which are secured by property located in Indiana. As of December 31, 2000, Lincoln Federal had $12.3 million loan participations in its asset portfolio.

     The following table shows loan origination and repayment activity for Lincoln Federal during the periods indicated:

                                                                         Year Ended December 31,
                                                            ------------------------------------------------
                                                            2000                  1999                  1998
                                                            ----                  ----                  ----
                                                                             (In thousands)
Gross loans receivable at
   beginning of period...............................     $242,578              $200,674              $254,190
                                                          --------              --------              --------
Loans Originated:
     Real estate mortgage loans:

       One-to-four family loans (1)..................       43,987                58,215                59,556
       Multi-family loans............................          430                   282                   ---
       Commercial real estate loans..................        9,467                 4,746                 5,271
       Construction loans............................       18,098                13,469                 7,584
       Land loans....................................        6,938                 3,435                 2,042
     Commercial loans................................        3,139                    43                    10
     Consumer loans..................................       19,748                17,484                14,924
                                                          --------              --------              --------
         Total originations..........................      101,807                97,674                89,387
                                                          --------              --------              --------
Purchases (sales) of participation loans, net........       (2,724)                6,157               (67,369)
Transfer from Citizens merger........................       56,599                   ---                   ---
Reductions:
     Repayments and other deductions.................       60,111                61,709                75,169
     Transfers from loans to real estate owned.......          412                   218                   365
                                                          --------              --------              --------
       Total reductions..............................       60,523                61,927                75,534
                                                          --------              --------              --------
         Total gross loans receivable at
              end of period..........................     $337,737              $242,578              $200,674
                                                          ========              ========              ========

(1)  Includes certain home equity loans.

     Lincoln Federal's total loan originations during the year ended December 31, 2000 totaled $101.8 million, compared to $97.7 million during the year ended December 31, 1999 and $89.4 million for the year ended December 31, 1998.

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

     Non-performing Assets. At December 31, 2000, $2,366,000, or .5%, of Lincoln Federal's total assets, were non-performing (non-performing loans and non-accruing loans) compared to $1,147,000, or .3%, of its total assets at December 31, 1999. At December 31, 2000, residential loans accounted for $1,898,000 of Lincoln Federal's non-performing assets, construction loans accounted for $190,000 of its non-performing assets, and consumer loans accounted for $175,000 of non-performing assets. Lincoln Federal had real estate owned ("REO") properties in the amount of $103,000 as of December 31, 2000.

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

                                                                            At December 31,
                                                      ----------------------------------------------------------
                                                      2000          1999         1998          1997         1996
                                                      ----          ----         ----          ----         ----
                                                                        (Dollars in thousands)

Non-performing assets:
   Non-performing loans....................           $2,263       $1,105       $1,292       $3,257       $2,397
   Troubled debt restructurings............               --          ---          ---          367           46
                                                      ------       ------       ------       ------       ------
     Total non-performing loans............            2,263        1,105        1,292        3,624        2,443
   Foreclosed real estate..................              103           42          103           45           75
                                                      ------       ------       ------       ------       ------
Total non-performing assets................           $2,366       $1,147       $1,395       $3,669       $2,518
                                                      ======       ======       ======       ======       ======
Non-performing loans to total loans........             .69%          .47%         .65%        1.45%         .80%
Non-performing assets to total assets......             .47%          .28%         .38%        1.14%         .73%


     Interest income of $138,000 for the year ended December 31, 2000, was recognized on the non-performing loans summarized above. Interest income of $162,000 for the year ended December 31, 2000, respectively, would have been recognized under the original loan terms of these loans.

     At December 31, 2000, Lincoln Federal held loans delinquent from 30 to 89 days totalling $11.1 million. As of that date, Lincoln Federal was not aware of any other loans in which borrowers were experiencing financial difficulties and was not aware of any assets that would need to be disclosed as non-performing assets.

     Delinquent Loans. The following table sets forth certain information at December 31, 2000, 1999 and 1998, relating to delinquencies in Lincoln Federal's portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.

                       At December 31, 2000               At December 31, 1999              At December 31, 1998
                 ----------------------------------- -------------------------------- --------------------------------
                     30-89  Days     90 Days or More   30-89 Days    90 Days or More   30-89 Days     90 Days or More
                 ------------------ ---------------- --------------- --------------- --------------- -----------------
                         Principal        Principal       Principal        Principal       Principal        Principal
                  Number  Balance   Number Balance  Number Balance   Number Balance  Number Balance  Number  Balance
                    of      of        of     of       of     of        of      of      of      of     of       of
                   Loans   Loans    Loans   Loans   Loans   Loans    Loans   Loans   Loans   Loans   Loans    Loans
                   -----   -----    -----   -----   -----   -----    -----   -----   -----   -----   -----    -----
                                                         (Dollars in thousands)
Residential
  mortgage loans..... 139    $5,851     38    $1,898    88    $3,912     16    $  722    99    $4,254     18    $  775
Commercial
  real estate loans..   6       452    ---       ---   ---       ---    ---       ---     3       335      1       103
Multi-family
  mortgage loans..... ---       ---    ---       ---   ---       ---    ---       ---                    ---       ---
Construction loans      6     2,890      1       190     1       112      2       301                      2       300
Land loans...........   4       919    ---       ---   ---       ---    ---       ---                    ---       ---
Commercial loan......   5       275    ---       ---   ---       ---    ---       ---                    ---       ---
Consumer loans.......  75       725     27       175    17        80      5        55    15       158      3       114
                     ----   -------  -----    ------  ----    ------   ----    ------  ----    ------  -----
   Total............. 235   $11,112     66    $2,263   106    $4,104     22    $1,078   117    $4,747     24    $1,292
                     ====   =======  =====    ======  ====    ======   ====    ======  ====    ======  =====    ======

Delinquent loans to
  total loans                                   4.07%                            2.21%                            3.06%
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

Allowance for Loan Losses

     The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The allowance for loan losses is determined in conjunction with Lincoln Federal's review and evaluation of current economic conditions (including those of its lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, Lincoln Federal's allowance for loan losses is adequate to absorb probable losses inherent in the loan portfolio at December 31, 2000. However, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect its loan portfolio.

     Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the past five fiscal years ended December 31, 2000.

                                                                        Year Ended December 31,
                                                      ----------------------------------------------------------
                                                      2000          1999         1998          1997         1996
                                                      ----          ----         ----          ----         ----
                                                                        (Dollars in thousands)
Balance at beginning of period...............         $1,761       $1,512       $1,361      $ 1,241      $ 1,121
Transfer from Citizens merger................            343          ---          ---          ---          ---
Charge-offs:
   One- to four-family
     residential mortgage loans..............             (5)         (79)         (31)         ---          ---
   Commercial real estate mortgage loans.....            ---          ---         (178)         ---          ---
   Construction loans........................            ---          ---         (301)         ---          ---
   Consumer loans............................           (139)         (62)         (25)         ---          ---
                                                      ------       ------       ------       ------       ------
     Total charge-offs.......................           (144)        (141)        (357)        (178)         ---
                                                      ------       ------       ------       ------       ------
Recoveries:
   One- to four-family
     residential mortgage loans..............             79          ---           15          ---          ---
   Commercial real estate mortgage loans.....              4            4            1          ---          ---
   Construction loans........................            ---          ---          301          ---          ---
   Consumer loans............................             41            2           18          ---          ---
                                                      ------       ------       ------       ------       ------
     Total recoveries........................            124            6          335          ---          ---
                                                      ------       ------       ------       ------       ------
   Net charge-offs...........................            (20)        (135)         (22)        (178)         ---
                                                      ------       ------       ------       ------       ------
Provision for losses on loans................            283          384          173          298          120
                                                      ------       ------       ------       ------       ------
   Balance end of period.....................         $2,367       $1,761       $1,512      $ 1,361      $ 1,241
                                                      ======       ======       ======      =======      =======
Allowance for loan losses as a percent of
   total loans outstanding...................            .72%         .75%        0.77%        0.54%        0.40%
Ratio of net charge-offs to average
   loans outstanding.........................           ---           .06%         .01%        .06%          ---

     Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of Lincoln Federal's allowance for loan losses at the dates indicated.

                                                                 At December 31,
                            ---------------------------------------------------------------------------------------
                                  2000              1999              1998               1997             1996
                            ----------------- ---------------- -----------------  ------------------ --------------
                                      Percent          Percent           Percent             Percent        Percent
                                     of loans         of loans          of loans            of loans       of loans
                                      in each          in each           in each             in each        in each
                                     category         category          category            category       category
                                     to total         to total            total             to total       to total
                            Amount     loans  Amount    loans  Amount     loans    Amount     loans  Amount  loans
                            ------     -----  ------    -----  ------     -----    ------     -----  ------  -----
                                                             (Dollars in thousands)

Balance at end of
period applicable to:
   Real estate mortgage loans:
     One- to four-family
       residential.........  $856    68.44%    $718     72.18%   $600     76.19%   $401     81.03%    $206  84.84%
     Multi-family..........    26      .77       10       .42      10       .51      11       .45      ---    .35
     Commercial............   420     9.41      241      6.63     218      7.25     221      5.87      468   4.66
     Construction loans....   201     7.36      230      7.47     113      3.69     249      3.90      367   4.14
     Land loans............    73     1.39       54      1.49      40      1.33      15       .57      ---    .86
   Commercial loans........    29      .83        1       .04       2       .06      11       .10      ---    ---
   Consumer loans..........   642    11.80      436     11.77     349     10.97     268      8.08       98   5.15
   Unallocated.............   120      ---       70       ---     180       ---     185       ---      102    ---
                           ------   ------   ------    ------  ------    ------  ------    ------   ------ ------
     Total...............  $2,367   100.00%  $1,761    100.00% $1,512    100.00% $1,361    100.00%  $1,241 100.00%
                           ======   ======   ======    ======  ======    ======  ======    ======   ====== ======

Investments

     Investments. During the third quarter of 1997, the Bank adopted a revised investment policy that authorizes investments in U.S. Treasury securities, securities guaranteed by the Government National Mortgage Association ("GNMA"), securities issued by agencies of the U.S. Government, mortgage-backed securities issued by the FHLMC or the Federal National Mortgage Association ("FNMA") and in highly-rated mortgage-backed securities, collateralized mortgage obligations and investment-grade corporate debt securities. This revised policy permits the Bank's management to react quickly to market conditions. Most of the securities in its portfolio are considered available-for-sale. At December 31, 2000, Lincoln Federal's investment portfolio consisted of investments in mortgage-backed securities, corporate securities, federal agency securities, FHLB stock, an investment in Pedcor Investments - 1987 - I, L.P., an investment in Bloomington Housing Associates, L.P., and an investment in an insurance company. See "-Investments in Multi-Family, Low- and Moderate-Income Housing Projects" and "Service Corporation Subsidiary." At December 31, 2000, approximately $147.5 million, or 29.5%, of Lincoln Federal's total assets consisted of such investments. The Bank also had $10.0 million in interest-earning deposits with the FHLB-Indianapolis and other financial institutions as of that date. As of that date, Lincoln Federal also had pledged as collateral, investment securities with a carrying value of $111.5 million, including $37.6 million in mortgage-backed securities and $73.9 million in other securities.

      Investment Securities. The following table sets forth the amortized cost and the market value of Lincoln Federal's investment portfolio at the dates indicated.

                                                                           At December 31,
                                                   -------------------------------------------------------------
                                                          2000                  1999                  1998
                                                   -----------------    ------------------    ------------------
                                                   Amortized  Market    Amortized   Market    Amortized   Market
                                                     Cost      Value      Cost       Value      Cost       Value
                                                   ---------  ------    ---------   ------    ---------   ------
                                                                            (In thousands)

Investment securities available for sale:
   Federal agencies........................        $46,376    $44,615    $45,992   $41,606  $  15,598  $  15,670
   Mortgage-backed securities..............         67,072     66,418     85,016    81,596     89,658     90,609
   Corporate debt obligations..............         23,253     22,392     23,256    22,673     23,544     22,997
   Marketable equity securitiesd...........            234        234        ---       ---        ---        ---
                                                   -------    -------    -------   -------    -------    -------
     Total investment securities

          available for sale...............        136,935    133,659    154,264   145,875    128,800    129,276
   Investment securities held to maturity--
     Federal agency securities.............            500        500        500       498      1,250      1,264
                                                   -------    -------    -------   -------    -------    -------
   Total investment securities.............        137,435    134,159    154,764   146,373    130,050    130,540
   Investment in limited partnerships......          1,693         (1)     2,064        (1)     2,387         (1)
   Investment in insurance company.........            650         (1)       650        (1)       650         (1)
   FHLB stock (2)..........................          7,734      7,734      5,447     5,447      5,447      5,447
                                                  --------              --------             --------
   Total investments.......................       $147,512              $162,925             $138,534
                                                  ========              ========             ========

--------------------
(1)  Market values are not available
(2) Market value is based on the price at which the stock may be resold to the FHLB of Indianapolis.

     The following table sets forth the amount of investment securities (excluding mortgage-backed securities and marketable equity securities) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2000.

                                                       Amount at December 31, 2000 which matures in
                                 Less Than              One Year               Five to               After
                                 One Year             to Five Years           Ten Years             Ten Years
                           --------------------    ------------------   -------------------   -------------------
                           Amortized    Average    Amortized  Average   Amortized   Average   Amortized   Average
                             Cost        Yield       Cost      Yield      Cost       Yield      Cost       Yield
                           ---------    -------    ---------  -------   ---------   -------   ---------   -------
                                                                       (Dollars in thousands)
                                                                                        >
Federal agency securities --
    available for sale.....                                              $25,650     6.38%      $20,726    6.68%
Corporates securities --
    available for sale.....                         $7,997      7.67%                            15,256    7.62
Federal agency securities --
    held to maturity.......     $500     6.11%
                                ----     ----       ------      ----     -------     ----       -------    ----
                                $500     6.11%      $7,997      7.67%    $25,650     6.38%      $35,982    7.08%
                                ====     ====       ======      ====     =======     ====       =======    ====

     At December 31, 2000, Lincoln Federal had no corporate investments which exceeded 10% of its equity capital.

     Mortgage-backed Securities. The following table sets forth the composition of Lincoln Federal's mortgage-backed securities portfolio at December 31, 2000 and 1999.

                                                         December 31, 2000                December 31, 1999
                                                   ----------------------------    -----------------------------
                                                   Amortized  Percent    Market    Amortized   Percent    Market
                                                     Cost    of Total     Value      Cost     of Total     Value
                                                   --------- --------    ------    ---------  --------    ------
                                                                       (Dollars in thousands)

Federal Home Loan
    Mortgage Corporation.................          $20,084    29.9%    $20,356     $23,003       27.1%    $22,802
Federal National
    Mortgage Association.................              ---     ---         ---       4,593        5.4       4,551
Government National
    Mortgage Association.................            8,549    12.8       8,446       9,417       11.1       8,872
Collateralized mortgage
    obligations..........................           38,439    57.3      37,616      48,003       56.4      45,371
                                                   -------   -----     -------     -------      -----     -------
Total mortgage-backed
    securities...........................          $67,072   100.0%    $66,418     $85,016      100.0%    $81,596
                                                   =======   =====     =======     =======      =====     =======


     At December 31, 2000, mortgage-backed securities having an amortized cost of $2,011,000 mature in five to ten years and have a weighted average yield of 6.69% and mortgage-backed securities having an amortized cost of $65,061,000 mature after ten years and have a weighted average yield of 6.96%.

     At December 31, 1999, mortgage-backed securities having an amortized cost of $2,404,000 mature in five to ten years and have a weighted average yield of 6.68% and mortgage-backed securities having an amortized cost of $82,612,000 mature after ten years and have a weighted average yield of 6.73%.

     The   following   table  sets  forth  the  changes  in  Lincoln   Federal's
mortgage-backed securities portfolio for the years ended December 31, 2000, 1999 and 1998.

                                                                     For the Year Ended December 31,
                                                            ------------------------------------------------
                                                            2000                  1999                  1998
                                                            ----                  ----                  ----
                                                                         (Dollars in thousands)

Beginning balance...........................               $81,596               $90,609               $29,399
Securitization of loans.....................                 4,982                   ---                39,728
Purchases...................................                   ---                14,772                52,406
Monthly repayments..........................               (11,314)              (19,435)               (9,999)
Proceeds from sales.........................               (11,734)                  ---               (21,089)
Net accretion...............................                    21                   ---                     4
Gains on sales..............................                   101                    20                   113
Change in unrealized gain on
   securities available for sale............                 2,766                (4,370)                   47
                                                           -------               -------               -------
Ending balance..............................               $66,418               $81,596               $90,609
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

     Lincoln Federal holds a separate investment in a multi-family, low- and moderate-income housing project through its wholly-owned subsidiary, LF Service Corp. ("LF"). LF has invested in Bloomington Housing Associates, L.P. ("BHA"), which is an Indiana limited partnership that was organized to construct, own and operate a 130-unit apartment complex in Bloomington, Indiana (the "BHA Project"). Development of the BHA Project has been completed and the project is performing as planned. LF committed to invest approximately $4.9 million in BHA at the inception of the Bloomington Project in August, 1992. Through December 31, 2000, LF had invested cash of approximately $3.7 million in BHA with four additional annual capital contributions remaining to be paid in January of each year through January, 2003, totaling $1.2 million.

     A low- and moderate-income housing project qualifies for certain federal income tax credits if (i) it is a residential rental property, (ii) the units are used on a nontransient basis, and (iii) 20% or more of the units in the project are occupied by tenants whose incomes are 50% or less of the area median gross income, adjusted for family size, or alternatively, at least 40% of the units in the project are occupied by tenants whose incomes are 60% or less of the area median gross income. Qualified low income housing projects generally must comply with these and other rules for fifteen years, beginning with the first year the project qualified for the tax credit, or some or all of the tax credit together with interest may be recaptured. The tax credit is subject to the limitations on the use of general business credit, but no basis reduction is required for any portion of the tax credit claimed. As of December 31, 2000, 86.0% of the units in the Pedcor Project and 93.9% of the units in the Bloomington Project were occupied and each project complied with the low income occupancy requirements described above.

     Lincoln Federal has received tax credits of $355,000 from the operation of the Bloomington Project for the year ended December 31, 2000. The tax credits from the BHA project will be available through 2007. Although Lincoln Federal has reduced income tax expense by the full amount of the tax credit available each year, it has not been able to fully utilize available tax credits to reduce income taxes payable because it may not use tax credits that would reduce its regular corporate tax liability below its alternative minimum tax liability. Lincoln Federal may carry forward unused tax credits for a period of fifteen years and management believes that the Bank will be able to utilize available tax credits during the carry-forward period. Additionally, Pedcor and BHA have incurred operating losses in the early years of their operations primarily due to accelerated depreciation of assets. Lincoln Federal has accounted for its investment in Pedcor, and LF has accounted for Lincoln Federal's investment in BHA, on the equity method. Accordingly, Lincoln Federal and LF have each recorded their share of these losses as reductions to their investments in Pedcor and BHA, respectively. At December 31, 2000, Lincoln Federal had no remaining investment on the books for Pedcor, and LF's investment in BHA was $1.7 million.

     The following summarizes Lincoln Federal's equity in Pedcor's losses and tax credits and LF's equity in BHA's losses and tax credits recognized in Lincoln Federal's consolidated financial statements.

                                                             Year Ended December 31,
                                                ------------------------------------------------
                                                2000                  1999                  1998
                                                ----                  ----                  ----
                                                                 (In Thousands)

Investment in Pedcor........................   $  ---                 $  ---              $  ---
                                               ======                 ======              ======
Equity in losses, net
   of income tax effect.....................   $  ---                 $  ---               $(164)
Tax credit..................................      ---                     18                 242
                                               ------                 ------              ------
Increase in after-tax net income from
   Pedcor investment........................   $  ---                 $   18              $   78
                                               ======                 ======              ======

                                                             Year Ended December 31,
                                                ------------------------------------------------
                                                2000                  1999                  1998
                                                ----                  ----                  ----
                                                                 (In Thousands)

Investment in BHA...........................   $1,693                 $2,064              $2,387
                                               ======                 ======              ======
Equity in losses, net
   of income tax effect.....................    $(230)                $ (195)             $ (147)
Tax credit..................................      355                    355                 355
                                               ------                 ------              ------
Increase in after-tax net income from
   BHA investment...........................     $125                 $  160              $  208
                                               ======                 ======              ======

Sources of Funds

     General. Deposits have traditionally been Lincoln Federal's primary source of funds for use in lending and investment activities. In addition to deposits, Lincoln Federal derives funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings, income on earning assets and borrowings. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the FHLB of Indianapolis have been used to compensate for reductions in deposits or deposit inflows at less than projected levels.

     Deposits. Lincoln Federal attracts deposits principally from within Hendricks, Montgomery, Clinton, Johnson and Morgan Counties through the offering of a broad selection of deposit instruments, including passbook accounts, NOW accounts, variable rate money market accounts, fixed-term certificates of deposit, individual retirement accounts and savings accounts. Lincoln Federal does not actively solicit or advertise for deposits outside of Hendricks, Montgomery, Clinton, Johnson and Morgan Counties, and substantially all of Lincoln Federal's depositors are residents of those counties. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. Lincoln Federal does not accept brokered deposits. Although the Bank sometimes may bid for public deposits, it held only $8.9 million of such funds, or 3.5% of its total deposits, at December 31, 2000. Lincoln Federal periodically runs specials on certificates of deposit with specific maturities.

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

     Approximately 62.2% of Lincoln Federal's deposits consist of certificates of deposit, which generally have higher interest rates than other deposit products that it offers. Certificates of deposit have increased 18.2% during the year ended December 31, 2000. Money market savings accounts represent 17.6% of Lincoln Federal's deposits and have grown 6.2% during the year ended December 31, 2000. During 2000, Lincoln Federal obtained deposits of approximately $33.0 million from the acquisition of Citizens. Lincoln Federal offers special rates on certificates of deposit with maturities that fit its asset and liability strategies.

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

     An analysis of Lincoln Federal's deposit accounts by type and maturity at December 31, 2000, is as follows:


                                                           Minimum             Balance at
                                                           Opening            December 31,              % of
Type of Account                                            Balance                2000                Deposits
---------------                                            -------            ------------            --------
                                                                                    (Dollars in thousands)
Withdrawable:
   Savings accounts.........................            $      25                  $29,831                11.84%
Money market................................                1,000                   44,346                17.61
   NOW accounts.............................                  200                   16,808                 6.67
   Non-interest bearing demand accounts.....                  200                    4,144                 1.65
                                                                                    ------                -----
     Total withdrawable.....................                                        95,129                37.77
                                                                                    ------                -----
Certificates (original terms):
   3 months or less.........................                1,000                      390                  .16
   6 months.................................                1,000                    3,257                 1.29
   12 months................................                1,000                   50,449                20.03
   18 months................................                1,000                   13,429                 5.33
   24 months................................                1,000                   21,705                 8.62
   30 months................................                1,000                   26,636                10.58
   36 months ...............................                1,000                   19,487                 7.74
   48 months ...............................                1,000                      234                  .09
   60 months................................                1,000                   12,217                 4.85
Public fund certificates....................                                         8,926                 3.54
                                                                                  --------               ------
Total certificates..........................                                       156,730                62.23
                                                                                  --------               ------
Total deposits..............................                                      $251,859               100.00%
                                                                                  ========               ======

     The following table sets forth by various interest rate categories the composition of Lincoln Federal's time deposits at the dates indicated:

                                                                            At December 31,
                                                            ------------------------------------------------
                                                            2000                  1999                  1998
                                                            ----                  ----                  ----
                                                                             (In thousands)
3.00 to 3.99%...............................             $     65                 $    228          $    191
4.00 to 4.99%...............................               20,347                   54,803            24,274
5.00 to 5.99%...............................               49,433                   62,883            81,030
6.00 to 6.99%...............................               86,371                   14,693            41,966
7.00 to 7.99%...............................                  514                      ---               ---
                                                         --------                 --------          --------
   Total....................................             $156,730                 $132,607          $147,461
                                                         ========                 ========          ========

     The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 2000. Matured certificates, which have not been renewed as of December 31, 2000, have been allocated based upon certain rollover assumptions.

                                                        Amounts at December 31, 2000 Maturing In
                                              ----------------------------------------------------------------
                                                One Year            Two              Three        Greater Than
                                                 or Less           Years             Years         Three Years
                                                 -------           -----             -----         -----------
                                                                       (In thousands)

3.00 to 3.99%...............................   $     65           $   ---           $  ---            $  ---
4.00 to 4.99%...............................     18,128             1,465              ---               754
5.00 to 5.99%...............................     34,963            11,586            2,089               795
6.00 to 6.99%...............................     58,826            23,238            2,630             1,677
7.00 to 7.99%...............................        165               270               74                 5
                                               --------           -------           ------            ------
   Total....................................   $112,147           $36,559           $4,793            $3,231
                                               ========           =======           ======            ======

    The following table indicates the amount of Lincoln Federal's other certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2000.

                                                           At December 31, 2000
                                                           --------------------
      Maturity Period                                         (In thousands)
      Three months or less.................................      $4,005
      Greater than three months through six months.........       11,335
      Greater than six months through twelve months........        6,234
      Over twelve months...................................        5,759
                                                                 -------
            Total..........................................      $27,333
                                                                 =======

                                                                    DEPOSIT ACTIVITY

                                      Balance            Increase   Balance           Increase    Balance
                                        at              (Decrease)    at             (Decrease)     at
                                   December 31, % of       from   December 31, % of     from   December 31,  % of
                                       2000    Deposits    1999      1999     Deposits  1998       1998    Deposits
                                   ----------- --------  -------- ----------- -------- ------- ----------- --------
                                                                 (Dollars in thousands)
Withdrawable:
   Savings accounts............      $29,831    11.84%   $13,326   $16,505     8.05%   (4,077)   $20,582     9.71%
   Money market accounts.......       44,346    17.61      2,601    41,745    20.37     8,803     32,942    15.54
   NOW accounts................       16,808     6.67      6,079    10,729     5.23     2,188      8,541     4.03
   Noninterest-bearing

     demand accounts...........        4,144     1.65        748     3,396     1.66       912      2,484     1.17
                                    --------   ------    -------  --------   ------    ------   --------   ------
     Total withdrawable........       95,129    37.77     22,754    72,375    35.31     7,826     64,549    30.45
                                    --------   ------    -------  --------   ------    ------   --------   ------
Certificates (original terms):
   91 days.....................          390      .16        160       230      .11      (376)       606      .29
   6 months....................        3,257     1.29        107     3,150     1.54      (625)     3,775     1.78
   12 months...................       50,449    20.03     29,469    20,980    10.24   (11,190)    32,170    15.17
   18 months...................       13,429     5.33     (5,288)   18,717     9.13     9,473      9,244     4.36
   24 months...................       21,705     8.62    (13,893)   35,598    17.37    14,027     21,571    10.18
   30 months...................       26,636    10.58      1,457    25,179    12.28   (32,984)    58,163    27.43
   36 months ..................       19,487     7.74      1,175    18,312     8.93     9,380      8,932     4.21
   48 months ..................          234      .09        218        16      ---        16        ---      ---
   60 months...................       12,217     4.85      3,226     8,991     4.39    (1,670)    10,661     5.03
Public fund certificates.......        8,926     3.54      7,492     1,434      .70      (905)     2,339     1.10
                                    --------   ------    -------  --------   ------    ------   --------   ------
Total certificates.............      156,730    62.23     24,123   132,607    64.69   (14,854)   147,461    69.55
                                    --------   ------    -------  --------   ------    ------   --------   ------
Total deposits.................     $251,859   100.00%   $46,877  $204,982   100.00%   (7,028)  $212,010   100.00%
                                    ========   ======    =======  ========   ======    ======   ========   ======


     Total deposits at December 31, 2000 were approximately $251.9 million, compared to approximately $205.0 million at December 31, 1998. Lincoln Federal's deposit base depends somewhat upon the manufacturing sector of Hendricks, Montgomery, Clinton, Johnson and Morgan Counties. Although the manufacturing sector in these counties is relatively diversified and does not significantly depend upon any industry, a loss of a material portion of the manufacturing workforce could adversely affect Lincoln Federal's ability to attract deposits due to the loss of personal income attributable to the lost manufacturing jobs and the attendant loss in service industry jobs.

     In the unlikely event of the Bank's liquidation, all claims of creditors (including those of deposit account holders, to the extent of their deposit balances) would be paid first followed by distribution of the liquidation account to certain deposit account holders, with any assets remaining thereafter distributed to the Holding Company as the sole shareholder of Lincoln Federal.

     Borrowings. Lincoln Federal focuses on generating high quality loans and then seeking the best source of funding from deposits, investments or borrowings. At December 31, 2000, Lincoln Federal had borrowings in the amount of $138.4 million from the FHLB of Indianapolis which bear fixed and variable interest rates and which are due at various dates through 2010. Lincoln Federal is required to maintain eligible loans and investment securities, including mortgage-backed securities, in its portfolio of at least 160% of outstanding advances as collateral for advances from the FHLB of Indianapolis. As an additional funding source, Lincoln Federal has also sold securities under repurchase agreements. Lincoln Federal had outstanding securities sold under repurchase agreement in the amount of $14.6 million at December 31, 2000. Lincoln Federal does not anticipate any difficulty in obtaining advances and other borrowings appropriate to meet its requirements in the future.

     The following table presents certain information relating to Lincoln Federal's borrowings at or for the years ended December 31, 2000, 1999 and 1998.

                                                                                At or for the Year
                                                                                Ended December 31,
                                                                      ---------------------------------------
                                                                      2000             1999              1998
                                                                      ----             ----              ----
                                                                              (Dollars in thousands)

Outstanding at end of period
   Securities sold under repurchase
     agreements...........................................          $14,600         $   4,600      $       ---
   FHLB advances..........................................          138,423           103,938           33,263
Average balance outstanding for period
   Securities sold under repurchase
     agreements...........................................            5,365             3,680              ---
   FHLB advances..........................................          116,721            78,874           49,773
Maximum amount outstanding at any
   month-end during the period
   Securities sold under repurchase agreements............           14,600             4,600              ---
   FHLB advances..........................................          148,420           104,188           35,136
Weighted average interest rate during the period
   Securities sold under repurchase agreements............             6.36%            5.16%              ---%
   FHLB advances..........................................             6.00              5.30             5.74
Weighted average interest rate
   at end of period
   Securities sold under repurchase agreements............             6.34              5.09              ---
   FHLB advances..........................................             5.59              4.94             5.50
Note payable to Bloomington...............................           $1,226            $1,714         $  2,203


Service Corporation Subsidiaries

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

     Lincoln Federal currently owns two subsidiaries, LF Service Corp. ("LF") and Citizens Loan and Service Corporation ("CLSC"). LF's assets consist of an investment in Family Financial Life Insurance Company ("Family Financial") and in BHA. See "- Investments in Low- and Moderate-Income Housing Projects." LF received regulatory approval in February 1998 to invest in Family Financial, an Indiana stock insurance company. In May 1998, LF acquired a 16.7% interest in Family Financial for $650,000. Fifty percent of the common stock of Family Financial is held by Consortium Partners, a Louisiana general partnership.

     Family Financial primarily engages in retail sales of mortgage and credit insurance products in connection with loans originated by Lincoln Federal's constituent shareholder financial institutions. Products offered by Family Financial include group and individual term mortgage life insurance, group mortgage disability insurance, group accidental death insurance, group credit life insurance, and group credit accident and disability insurance policies. Family Financial also markets a variety of tax-deferred annuity contracts which are wholly reinsured by other insurance companies. LF expects to receive (1) dividends paid on Family Financial shares owned directly by it, (2) a pro rata allocation of dividends received on shares held by Consortium Partners, which are divided among the partners based on the actuarially determined value of Family Financial's various lines of insurance generated by customers of these partners, and (3) commissions on sales of insurance products made to customers. For the period ended December 31, 2000, Lincoln Federal received dividends of $31,000 from Family Financial.

         CLSC primarily engages in the purchase and development of tracts of undeveloped land. Because CLSC engages in activities that are not permissible for a national bank, OTS regulations prohibit Lincoln Federal from including its investment in CLSC in its calculation of regulatory capital. CLSC purchases undeveloped land, constructs improvements and infrastructure on the land, and then sells lots to builders, who construct homes for sale to home buyers. CLSC ordinarily receives payment when title is transferred.

         CLSC owns a 104-acre tract of contiguous land on which it is presently developing 59 acres. The 59 acres that are presently being developed will include 64 building lots known as the Southridge Addition, and 89 builing lots known as the Meadow Brook Addition. Both of these Additions have been annexed into the Town of Frankfort, Indiana. Phase I of the development includes 33 completed lots in the Southridge Addition, of which 23 lots have been sold and on which 23 houses have been completed, and 26 lots in the Meadow Brook Addition, of which 13 lots have been sold and on which 13 houses have either been completed or under construction. The Southridge lots have been priced generally at $19,000 to $22,000 each, with completed homes selling generally for $90,000 to $120,000, and the Meadow Brook lots have been priced generally at $22,000 to $26,000 with completed homes expected to sell generally for $100,000 to $150,000. CLSC intends to develop the remaining 31 lots in the Southridge Addition beginning in 2000. Phase II and Phase III of the Meadow Brook development, consisting of approximately 63 lots, are still in the design stage. CLSC also intends to develop a 25-acre tract located in Frankfort, Indiana with homes generally selling for $175,000 to $300,000. This project is in the early stages of development.

     CLSC also owns a 20-acre parcel of land, known as the Mann tract. The development of this land, which is part of the 104-acre tract discussed above, is not currently under consideration. The Mann tract is presently being leased for farming purposes. CLSC has no present intentions to acquire additional land for development purposes.

     CLSC incurred a loss of $1,000 for the year ended December 31, 2000. CLSC incurred a loss of $300 for 1999 and a profit of $164,000 for 1998. At December 31, 2000, Lincoln had an investment in CLSC of $631,000 and loans outstanding to CLSC of approximately $172,000 with an interest rate set at the prime rate. The Holding Company's consolidated statements of income included elsehwere herein include the operations of CLSC. All intercompany balances and transactions have been eliminated in the consolidation.

Employees

     As of December 31, 2000, Lincoln Federal employed 103 persons on a full-time basis and 7 on a part-time basis. None of Lincoln Federal's employees are represented by a collective bargaining group and management considers employee relations to be good.

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

                                   COMPETITION

     Lincoln Federal originates most of its loans to and accepts most of its deposits from residents of Hendricks, Montgomery, Clinton, Johnson and Morgan Counties, Indiana. Lincoln Federal is subject to competition from various financial institutions, including state and national banks, state and federal savings associations, credit unions, and certain nonbanking consumer lenders that provide similar services in those counties with significantly larger resources than are available to Lincoln Federal. Lincoln Federal also competes with money market funds with respect to deposit accounts and with insurance companies with respect to individual retirement accounts.

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

                                   REGULATION

General

     As a federally chartered, SAIF-insured savings association, Lincoln Federal is subject to extensive regulation by the OTS and the FDIC. For example, Lincoln Federal must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines Lincoln Federal's books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. A savings association must pay a semi-annual assessment to the OTS based upon a marginal assessment rate that decreases as the asset size of the savings association increases, and which includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution's size, condition, and the complexity of its operations. Lincoln Federal's semi-annual assessment is $43,000.

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

     Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and Lincoln Federal were a bank. See "-Qualified Thrift Lender." At December 31, 2000, Lincoln Federal's asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

         If the Holding Company were to acquire control of another savings association other than through a merger or other business combination with Lincoln Federal, the Holding Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of the Holding Company and any of Lincoln Federal's subsidiaries (other than Lincoln Federal or other subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association, (iv) holding or managing properties used or occupied by a subsidiary savings association, (v) acting as trustee under deeds of trust, (vi) those activities in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987, or (vii) those activities authorized by the Federal Reserve Board (the "FRB") as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS before a multiple savings and loan holding company may engage in such activities.

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

         No subsidiary savings association of a savings and loan holding company may declare or pay a dividend or make a capital distribution on its permanent or nonwithdrawable stock unless it first gives the Director of the OTS 30 days advance notice of such declaration and payment. Any dividend declared during such period or without giving notice shall be invalid.

Federal Home Loan Bank System

         Lincoln Federal is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member financial institutions. At December 31, 2000, Lincoln Federal's investment in stock of the FHLB of Indianapolis was $1.0 million. For the fiscal year ended December 31, 2000, the FHLB of Indianapolis paid approximately $86,000 in dividends to Lincoln Federal.

         All 12 FHLB's are required to provide funds to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low- and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations could adversely affect the value of FHLB stock in the future. A reduction in the value of such stock may result in a corresponding reduction in Lincoln Federal's capital.

         The FHLB of Indianapolis serves as a reserve or central bank for member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHLB and the Board of Directors of the FHLB of Indianapolis.

         All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. Eligible collateral includes first mortgage loans not more than 90 days delinquent or securities evidencing interests therein, securities (including mortgage-backed securities) issued, insured or guaranteed by the federal government or any agency thereof, cash or FHLB deposits, certain small business and agricultural loans of smaller institutions and real estate with readily ascertainable value in which a perfected security interest may be obtained. Other forms of collateral may be accepted as additional security or, under certain circumstances, to renew outstanding advances. All long-term advances are required to provide funds for residential home financing and the FHLB has established standards of community service that members must meet to maintain access to long-term advances.

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

         In 1996, legislation was enacted that included provisions designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under the new law, Lincoln Federal was charged a one-time special assessment equal to $.657 per $100 in assessable deposits at March 31, 1995. Lincoln Federal recognized this one-time assessment as a non-recurring operating expense of approximately $1.3 million ($785,000 after tax) during the three-month period ending September 30, 1996, and paid this assessment during the fourth quarter of 1996. The assessment was fully deductible for both federal and state income tax purposes. Beginning January 1, 1997, Lincoln Federal's annual deposit insurance premium was reduced from .23% to .0644% of total assessable deposits. In addition to the assessment for deposit insurance, savings institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation ("FICO"), which is a federally-chartered corporation that was organized to provide some of the financing to resolve the thrift crisis in the 1980s. During 1998, FICO payments for SAIF members approximated 6.10 basis points, while BIF members paid 1.22 basis points. By law, payments on Financing Corporation obligations have been shared equally between BIF members and SAIF members since January 1, 2000.

         Although Congress has considered merging the SAIF and the BIF, until then, savings associations with SAIF deposits may not transfer deposits into the BIF system without paying various exit and entrance fees. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met.

Savings Association Regulatory Capital

     Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. The OTS requires a core capital level of 3% of total adjusted assets for savings associations that receive the highest rating for safety and soundness, and 4% to 5% for all other savings associations. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt, less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 2000, Lincoln Federal was in compliance with all capital requirements imposed by law.

         The OTS has promulgated a rule which sets forth the methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS has delayed the implementation of this rule, however. The rule requires savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) to maintain additional capital for interest rate risk under the risk-based capital framework. Even though the OTS has delayed implementing this rule, Lincoln Federal nevertheless measures its interest rate risk in conformity with the OTS regulation and, as of December 31, 2000, would have been required to deduct $1.4 million from its total capital available to calculate its risk-based capital requirement. The OTS recently proposed an amendment to its interest rate risk rule that would delete the requirement that a savings association with excess exposure to interest rate risk make this capital deduction. The OTS has also revised its standards regarding the management of interest rate risk to include summary guidelines to assist savings associations in determining their exposures to interest rate risk. If an association is not in compliance with the capital requirements, the OTS is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers' compensation. In addition, the OTS and the FDIC generally are authorized to take enforcement actions against a savings association that fails to meet its capital requirements. These actions may include restricting the operating activities of the association, imposing a capital directive, cease and desist order, or civil money penalties, or imposing harsher measures such as appointing a receiver or conservator or forcing the association to merge into another institution.

Prompt Corrective Regulatory Action

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2000, Lincoln Federal was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

Dividend Limitations

         The OTS also restricts the amount of "capital distributions" that may be made by savings associations. The regulation defines a capital distribution as a distribution of cash or other property to a savings association's owners, made on account of their ownership. This definition includes a savings association's payment of cash dividends to shareholders, or any payment by a savings association to repurchase, redeem, retire, or otherwise acquire any of its shares or debt instruments that are included in total capital, and any extension of credit to finance an affiliate's acquisition of those shares or interests. The amended regulation does not apply to dividends consisting only of a savings association's shares or rights to purchase such shares.

         The regulation exempts certain savings associations from filing either a notice or an application with the OTS before making any capital distribution and requires a savings association to file an application for approval of a proposed capital distribution with the OTS if the association is not eligible for expedited treatment under OTS's application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years (the "retained net income standard"). At December 31, 2000, Lincoln Federal's retained net income standard was approximately $3.9 million. A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS or the FDIC.

         The regulation requires a savings association to file a notice of a proposed capital distribution in lieu of an application if the association or the proposed capital distribution do not meet the conditions described above, and: (1) the savings association will not be at least well capitalized (as defined under the OTS prompt corrective action regulations) following the capital distribution; (2) the capital distribution would reduce the amount of, or retire any part of the savings association's common or preferred stock, or retire any part of debt instruments such as notes or debentures included in the association's capital under the OTS capital regulation; or (3) the savings association is a subsidiary of a savings and loan holding company. Because Lincoln Federal is a subsidiary of a savings and loan holding company, this latter provision requires, at a minimum, that Lincoln Federal file a notice with the OTS 30 days before making any capital distributions to the Holding Company.

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

Liquidity

         The Financial Regulatory Relief and Economic Efficiency Act of 2000, which was signed into law on December 27, 2000, repealed the former statutory requirement that all savings associations maintain an average daily balance of liquid assets in a minimum amount of not less than 4% or more than 10% of their withdrawable accounts plus short-term borrowings. The OTS adopted an interim final rule in March 2001 that implemented this revised statutory requirement, although savings associations remain subject to the OTS regulation that requires them to maintain sufficient liquidity to ensure their safe and sound operation.

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

Loans to One Borrower

     Under OTS regulations, Lincoln Federal may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. Lincoln Federal has established an "in-house" lending limit of $3 million to a single or related group of borrowers, which is significantly lower than the regulatory lending limit described above. Any loan that exceeds this "in-house" lending limit up to the regulatory lending limit must first be approved by Lincoln Federal's board of directors. Lincoln Federal did not have any loans or extensions of credit to a single or related group of borrowers in excess of its regulatory lending limits at December 31, 2000. Management does not believe that the loans-to-one-borrower limits will have a significant impact on Lincoln Federal's business operations or earnings.

Qualified Thrift Lender

     Savings associations must meet a QTL test that requires the association to maintain an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise to qualify as a QTL. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 2000, Lincoln Federal was in compliance with its QTL requirement, with approximately 90.0% of its assets invested in QTIs.

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

     The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test in ss. 7701(a)(19) of the Code or the asset composition test of ss. 7701(c) of the Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state-chartered associations or their holding companies in the state where the acquiring association or holding company is located. Moreover, Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana.

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

     For federal income tax purposes, Lincoln Federal has been reporting its income and expenses on the accrual method of accounting. Lincoln Federal's federal income tax returns were audited in 2000 and no adjustments were made.

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

Item 2.   Properties.

     The following table provides certain information with respect to Lincoln Federal's offices as of December 31, 2000:

                                                                                        Net Book
                                                                                        Value of
                                                                                        Property,    Approximate
Description                              Owned or           Year          Total        Furniture &     Square
and Address                               Leased           Opened       Deposits        Fixtures       Footage
-----------                               ------           ------       --------        --------       -------
                                                               (Dollars in Thousands)
1121 East Main Street                       Owned           1970         $83,120         $1,340         9,925
Plainfield, IN 46168

134 South Washington Street                 Owned           1962          52,808            362         9,340
Crawfordsville, IN 47933

1900 East Wabash Street                     Owned           1974          34,254            294         2,670
Frankfort, IN 46041

60 South Main  Street                       Owned           2000          31,544            809        11,750
Frankfort, IN 46041

975 East Main Street                        Owned           1981          29,032            282         2,890
Brownsburg, IN 46112

7648 East U.S. Highway 36                   Owned           1999          14,016          1,017         2,800
Avon, IN

590 S. State Road 67                       Leased           1999           6,057            285         1,500
Mooresville, IN 46158

648 Treybourne Drive                        Owned           2000           1,028          1,008         2,550
Greenwood, IN 46142

     Lincoln Federal owns computer and data processing equipment which it uses for transaction processing, loan origination, and accounting. The net book value of Lincoln Federal's electronic data processing equipment was approximately $352,000 at December 31, 2000.

     Lincoln Federal currently operates ten automatic teller machines ("ATMs"), with one ATM located at its main office and each of its branch offices plus two stand-alone units. Lincoln Federal's ATMs participate in the Cirrus(R) and MAC(R) networks.

     Lincoln Federal has also contracted for the data processing and reporting services of GFS Technologies, located in Oak Brook, Illinois. The cost of these data processing services is approximately $56,000 per month.

     Lincoln Federal has also executed a Correspondent Services Agreement with the FHLB of Indianapolis under which it receives item processing and other services for a fee of approximately $18,000 per month.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended December 31, 2000.

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

         Name                               Position with Holding Company
         ----                               -----------------------------
         T. Tim Unger                       Chairman of the Board, President and
                                                Chief Executive Officer
         John M. Baer                       Secretary and Treasurer

     T. Tim Unger (age 60) has been President and Chief Executive Officer of Lincoln Federal since January, 1996. Before then, Mr. Unger served as President and Chief Executive Officer of Summit Bank of Clinton County from 1989 through 1995. Mr. Unger has served the banking industry since 1966.

     John M. Baer (age 52) has served as Lincoln Federal's Chief Financial Officer since June, 1997 and as Lincoln Federal's Secretary and Treasurer since January, 1998. Before working for Lincoln Federal, Mr. Baer served as Vice President and Chief Financial Officer of the Community Bank Group of Bank One in Indianapolis, Indiana from June, 1996 through June, 1997. From October, 1989 through June, 1996 he served as Senior Vice President and Chief Financial Officer of Bank One, Merrillville, NA, in Merrillville, Indiana. Mr. Baer has served the banking industry since 1978.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

     The information required by this item is incorporated by reference to the material under the heading "Shareholder Information" on page 46 of the Holding Company's 2000 Shareholder Annual Report (the "Shareholder Annual Report").

Item 6.  Selected Financial Data.

     The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Data of Lincoln Bancorp and Subsidiary" on pages 3 and 4 of the Shareholder Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     The information required by this item is incorporated by reference to pages 4 through 15 of the Shareholder Annual Report.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

     The information required by this item is incorporated by reference to pages 16 through 18 of the Shareholder Annual Report.

Item 8.    Financial Statements and Supplementary Data.

     The Holding Company's Consolidated Financial Statements and Notes thereto contained on pages 19 through 44 in the Shareholder Annual Report are incorporated herein by reference. The Company's unaudited quarterly results of operations contained on page 15 in the Shareholder Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

     The information required by this item with respect to directors is incorporated by reference to pages 2 through 4 and page 13 of the Holding Company's Proxy Statement for its 2001 Annual Shareholder Meeting (the "2001 Proxy Statement"). Information concerning the Holding Company's executive officers is included in Item 4.5 in Part I of this report.

Item 11.   Executive Compensation.

     The information required by this item is incorporated by reference to pages 6 through 12 of the 2001 Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is incorporated by reference to pages 1 through 3 of the 2001 Proxy Statement.

Item 13.   Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference to pages 9 and 10 of the 2001 Proxy Statement.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a) List the following documents included in the financial statements filed as part of the report:


       Independent Auditor's Report.......................See Shareholder Annual
                                                               Report Page 19
       Consolidated Balance Sheet at December 31, 2000,
           and 1999.......................................See Shareholder Annual
                                                               Report Page 20
       Consolidated Statement of Income for the Years

           Ended December 31, 2000, 1999 and 1998.........See Shareholder Annual
                                                               Report Page 21
       Consolidatd Statement of Comprehensive Income for
           the Years Ended December 31, 2000, 1999 and
           1998...........................................See Shareholder Annual
                                                               Report Page 22
       Consolidated Statement of Changes in Shareholders'
           Equity for the Years Ended December 31, 2000,
           1999 and 1998..................................See Shareholder Annual
                                                               Report Page 23
       Consolidated Statement of Cash Flows for the Years

           Ended December 31, 2000, 1999 and 1998.........See Shareholder Annual
                                                               Report Page 24

       Notes to Consolidated Financial Statements.........See Shareholder Annual
                                                               Report Page 25
  (b)  Reports on Form 8-K.

       The Holding Company filed no reports on Form 8-K during the quarter ended December 31, 2000.

  (c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page E-1. Included in those exhibits is an executive compensation plan and arrangement which is identified as Exhibits 10(5), 10(11) and 10(12).

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

                                             LINCOLN BANCORP

Date: March 30, 2001                         By: /s/ T. Tim Unger
                                                -------------------------------
                                                 T. Tim Unger, President and
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of March, 2001.

     Signatures                                Title                   Date
     ----------                                -----                   ----
(1)  Principal Executive Officer:


     /s/ T. Tim Unger
     ----------------------------------                      )
     T. Tim Unger                          President and     )
                                           Chief Executive   )
                                           Officer           )
                                                             )
                                                             )
(2)  Principal Financial and Accounting                      )
     Officer:                                                )
                                                             )
     /s/ John M. Baer                                        )
     ----------------------------------    Treasurer         )
     John M. Baer                                            )
                                                             )
                                                             )    March 30, 2001
                                                             )
(3)  The Board of Directors:                                 )
                                                             )
     /s/ Lester N. Bergum                                    )
     ----------------------------------    Director          )
     Lester N. Bergum                                        )
                                                             )
     /s/ Dennis W. Dawes                                     )
     ----------------------------------    Director          )
     Dennis W. Dawes                                         )
                                                             )
     /s/ W. Thomas Harmon                                    )
     ----------------------------------    Director          )
     W. Thomas Harmon                                        )
                                                             )
     /s/ Jerry R. Holifield                                  )
     ----------------------------------    Director          )
     Jerry R. Holifield                                      )
                                                             )
     /s/  Fred W. Carter                                     )
     ----------------------------------    Director          )
     Fred W. Carter                                          )
                                                             )
     /s/ David E. Mansfield                                  )
     ----------------------------------    Director          )
     David E. Mansfield                                      )
                                                             )
     /s/ John C. Milholland                                  ) March 30, 2001
     ----------------------------------    Director          )
     John C. Milholland                                      )
                                                             )
     /s/ T. Tim Unger                                        )
     ----------------------------------    Director          )
     T. Tim Unger                                            )
                                                             )
     /s/ John L. Wyatt                                       )
     ----------------------------------    Director          )
     John L. Wyatt                                           )
                                                             )

                                  EXHIBIT INDEX

Exhibit No.                       Description                               Page
-----------                       -----------                               ----

     3 (1) Registrant's Articles of Incorporation are incorporated by reference to Exhibit (1) to the Registrant's Registration Statement on Form S-1 filed with the Commission on September 14, 1998 (the "S-1 Registration Statement")

       (2) Registrant's Code of By-Laws is incorporated by reference to Exhibit 3(2) to the Pre-Effective No. 1 to the Form S-1 Registration Statement filed with the Commission on November 2, 1998 (the "Amendment No. 1 to Form S-1")

    10 (2) Lincoln Bancorp Stock Option Plan is incorporated by reference to Exhibit 10(2) to the S-1 Registration Statement

       (3) Lincoln Federal Savings Bank Recognition and Retention Plan and Trust is incorporated by reference to Exhibit 10(3) to the S-1 Registration Statement

       (4) Employment Agreement between Lincoln Federal Savings Bank and T. Tim Unger is incorporated by reference to
               Exhibit 10(4) to the S-1 Registration Statement

       (5) Lincoln Federal Savings Bank Employee Stock Ownership Plan and Trust Agreement is incorporated by reference to Exhibit 10(5) to the S-1 Registration Statement

       (6) ESOP Loan Commitment and Exempt Loan and Share Purchase Agreement between Trust under Lincoln Bancorp Employee Stock Ownership Plan and Trust Agreement and Lincoln Bancorp is incorporated by reference to Exhibit 10(6) to the Amendment No. 1 to Form S-1

       (7) Unfunded Deferred Compensation Plan for the Directors of Lincoln Federal Savings Bank (as Amended and Restated Effective January 1, 1999) is incorporated by reference to Exhibit 10(7) to the Registrant's Registration Statement on Form S-4 filed with the Commission on June 21, 2000 (the "S-4 Registration Statement")


       (8) Lincoln Federal Savings Bank Deferred Director Supplemental Retirement Plan (Effective December 1,
               1997) is incorporated by reference to Exhibit 10(8) to the S-1 Registration Statement

       (9) First Amendment to the Lincoln Federal Savings Bank Employee Stock Ownership Plan and Trust Agreement is incorporated by reference to Exhibit 10(a) to the S-4 Registration Statement

       (10) Second Amendment to the Lincoln Federal Savings Bank Employee Stock Ownership Plan and Trust Agreement is incorporated by reference to Exhibit 10(10) to the S-4 Registration Statement

       (11) Employment Agreement between Lincoln Federal Savings Bank and John M. Baer

       (12) Employment Agreement between Lincoln Federal Savings Bank and Rebecca M. Morgan

    13         2000 Shareholder Annual Report

    21         Subsidiaries of Registrant

    23         Consent of Independent Auditors