Form 10-Q
period 2001-03-31
LINCOLN BANCORP /IN/
filed 2001-05-14
CIK 1070259

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of March 31, 2001 was 5,677,493.

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

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         LINCOLN BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)

                                                                                     March 31,           December 31,
                                                                                        2001                 2000
                                                                                --------------------- --------------------
  Assets
       Cash and due from banks                                                   $    1,964,369          $  1,998,763
       Short-term interest-bearing demand deposits in other banks                    15,125,381             8,987,080
                                                                                --------------------- --------------------
           Cash and cash equivalents                                                 17,089,750            10,985,843
       Interest-bearing deposits                                                        297,005               989,975
       Investment securities
           Available for sale                                                       133,288,299           133,658,742
           Held to maturity                                                             250,000               500,000
                                                                                --------------------- --------------------
                Total investment securities                                         133,538,299           134,158,742
       Loans                                                                        340,481,961           328,557,520
           Allowance for loan losses                                                  2,452,467             2,366,777
                                                                                --------------------- --------------------
                Net Loans                                                           338,029,494           326,190,743
       Premises and equipment                                                         5,396,498             5,397,384
       Investments in limited partnerships                                            1,600,177             1,693,477
       Federal Home Loan Bank stock                                                   7,734,400             7,734,400
       Interest receivable                                                            2,785,995             3,110,580
       Core deposit intangibles and goodwill                                          2,185,017             2,231,908
       Other assets                                                                   7,027,810             7,578,324
                                                                                --------------------- --------------------

           Total assets                                                          $  515,684,445          $500,071,376
                                                                                ===================== ====================

  Liabilities
       Deposits
           Noninterest-bearing                                                   $    5,124,690          $  4,143,904
           Interest-bearing                                                         271,506,254           247,714,971
                                                                                --------------------- --------------------
                Total deposits                                                      276,630,944           251,858,875
       Securities sold under repurchase agreements                                   15,000,000            14,600,000
       Federal Home Loan Bank advances                                              126,431,071           138,422,524
       Note payable                                                                     737,001             1,225,501
       Interest payable                                                               1,622,796             1,519,277
       Other liabilities                                                              4,584,812             3,856,545
                                                                                --------------------- --------------------
           Total liabilities                                                        425,006,624           411,482,722
                                                                                --------------------- --------------------

  Commitments and Contingencies

  Shareholders' Equity
       Preferred stock,  without par value
           Authorized and unissued - 2,000,000 shares
       Common stock, without par value
           Authorized - 20,000,000 shares
           Issued and outstanding -5,677,493 shares                                  55,496,031            55,496,031
       Retained earnings                                                             43,478,802            42,922,034
       Accumulated other comprehensive income (loss)                                   (705,357)           (1,978,595)
       Unearned recognition and retention plan (RRP) shares                          (2,853,190)           (3,019,796)
       Unearned employee stock ownership plan (ESOP) shares                          (4,738,465)           (4,831,020)
                                                                                --------------------- --------------------
           Total shareholders' equity                                                90,677,821            88,588,654
                                                                                --------------------- --------------------

           Total liabilities and shareholders' equity                            $  515,684,445          $500,071,376
                                                                                ===================== ====================

  See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statement of Income
                                   (Unaudited)

                                                                                                  Three Months Ended
                                                                                                       March 31
                                                                                         ------------------ -------------------
                                                                                               2001                2000
                                                                                         ------------------ -------------------
Interest Income
     Loans, including fees                                                               $  6,775,319       $  4,568,457
     Investment securities                                                                  2,262,841          2,532,712
     Deposits with financial institutions                                                     109,898            129,007
     Dividend income                                                                          152,569            108,341
                                                                                         ------------------ -------------------
         Total interest and dividend income                                                 9,300,627          7,338,517
                                                                                         ------------------ -------------------

Interest Expense
     Deposits                                                                               3,303,230          2,447,219
     Repurchase agreements                                                                    222,762             61,922
     Federal Home Loan Bank advances                                                        1,823,111          1,463,348
                                                                                         ------------------ -------------------
         Total interest expense                                                             5,349,103          3,972,489
                                                                                         ------------------ -------------------

Net Interest Income                                                                         3,951,524          3,366,028
     Provision (adjustment) for loan losses                                                   114,045            (21,872)
                                                                                         ------------------ -------------------
Net Interest Income After Provision for Loan Losses                                         3,837,479          3,387,900
                                                                                         ------------------ -------------------

Other Income
     Service charges on deposit accounts                                                      142,836             66,909
     Net realized and unrealized gains on loans                                                89,489
     Equity in losses of limited partnerships                                                 (93,300)          (102,630)
     Other income                                                                             231,974            144,953
                                                                                         ------------------ -------------------
         Total other income                                                                   370,999            109,232
                                                                                         ------------------ -------------------

Other Expenses
     Salaries and employee benefits                                                         1,515,751          1,167,103
     Net occupancy expenses                                                                   152,063             99,257
     Equipment expenses                                                                       180,334            137,537
     Advertising and business development                                                      96,267             82,478
     Data processing fees                                                                     251,919            205,022
     Professional fees                                                                         84,064             94,681
     Director and committee fees                                                               69,606             47,925
     Mortgage servicing rights amortization                                                    42,363             42,918
     Other expenses                                                                           365,693            260,509
                                                                                         ------------------ -------------------
         Total other expenses                                                               2,758,060          2,137,430
                                                                                         ------------------ -------------------

Income Before Income Tax                                                                    1,450,418          1,359,702
     Income tax expense                                                                       445,623            429,349
                                                                                         ------------------ -------------------

Net Income                                                                               $  1,004,795       $    930,353
                                                                                         ================== ===================

Basic earnings per share                                                                 $        .20       $        .17
Diluted earnings per share                                                                        .20                .17
Dividends per share                                                                               .09                .08


See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Comprehensive Income
                                   (Unaudited)



                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                -------------------------------------
                                                                                      2001               2000
                                                                                ------------------ ------------------

  Net Income                                                                       $ 1,004,795          $ 930,353
  Other comprehensive income, net of tax
        Unrealized gains (losses) on securities available for sale
          Unrealized holding gains (losses) arising during the period,
          net of tax expense (benefit) of $835,121and $(430,074)                     1,273,238           (655,698)
                                                                                ------------------ ------------------
  Comprehensive income                                                             $ 2,278,033          $ 274,655
                                                                                ================== ==================


See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                    For the Three Months Ended March 31, 2001
                                   (Unaudited)







                                    Common Stock                          Accumulated
                             ---------------------------                     Other                         Unearned
                                Shares                     Retained      Comprehensive      Unearned         ESOP
                              Outstanding     Amount       Earnings      Income (Loss)    Compensation      Shares         Total
                             ------------- ------------- -------------- ---------------- --------------- ------------- ------------

Balances, January 1, 2001      5,677,493    $55,496,031    $42,922,034   $(1,978,595)    $ (3,019,796)   $(4,831,020)   $88,588,654

  Net income for the period                                  1,004,795                                                    1,004,795
  Unrealized gains on
    securities, net of
    reclassification
    adjustment                                                             1,273,238                                      1,273,238
  ESOP shares earned                                            25,452                                        92,555        118,007
  Amortization of unearned
    compensation expense                                        (7,584)                       166,606                       159,022
  Cash dividends ($.09
    per share)                                                (465,895)                                                    (465,895)
                             ------------- ------------- -------------- ---------------- --------------- ------------- -------------
Balances, March 31, 2001       5,677,493    $55,496,031    $43,478,802   $  (705,357)    $ (2,853,190)   $(4,738,465)   $90,677,821
                             ============= ============= ============== ================ =============== ============= =============




See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                         -------------------- -------------------
                                                                                               2001                2000
                                                                                         -------------------- -------------------
  Operating Activities
       Net income                                                                        $   1,004,795         $    930,353
       Adjustments to reconcile net income to net cash provided (used) by operating activities
         Provision(adjustment) for loan losses                                                 114,045              (21,872)
         Gain on sale of  foreclosed real estate                                                                     (6,902)
         Investment securities accretion, net                                                 (106,844)             (87,086)
         Equity in losses of limited partnerships                                               93,300              102,630
         Amortization of net loan origination fees                                            (105,761)             (51,843)
         Depreciation and amortization                                                         142,730              108,840
         Amortization of purchase accounting adjustments                                        30,295
         Amortization of unearned compensation expense                                         159,022              146,077
         ESOP shares earned                                                                    118,007              105,049
         Net change in:
           Interest receivable                                                                 324,585              (46,431)
           Interest payable                                                                    103,519               75,232
         Other adjustments                                                                    (196,829)             466,037
                                                                                         -------------------- -------------------
                Net cash provided  by operating activities                                   1,680,864            1,720,084
                                                                                         -------------------- -------------------

  Investing Activities
       Net change in interest-bearing deposits                                                 692,970
       Proceeds from maturities of securities available for sale                             2,585,646            3,456,954
       Proceeds from maturities of securities held to maturity                                 250,000
       Net change in loans                                                                 (12,017,818)          (8,423,643)
       Purchase of FHLB of Indianapolis stock                                                                          (200)
       Purchases of property and equipment                                                    (141,844)             (79,285)
       Proceeds from sale of foreclosed  real estate                                                                 63,304
                                                                                         -------------------- -------------------
                Net cash used by investing activities                                       (8,631,046)          (4,982,870)
                                                                                         -------------------- -------------------

  Financing Activities
       Net change in
         Noninterest-bearing, interest-bearing demand, money market and
            savings deposits                                                                 2,813,377            2,375,775
         Certificates of deposit                                                            21,951,967           11,992,121
       Proceeds from repurchase agreements                                                     400,000
       Proceeds from FHLB advances                                                          20,000,000           45,000,000
       Repayment of FHLB advances                                                          (32,000,000)         (48,000,000)
       Payment on note payable to limited partnership                                         (488,500)            (488,500)
       Dividends paid                                                                         (465,895)            (459,807)
       Purchase of common stock                                                                                  (4,587,712)
       Net change in advances by borrowers for taxes and insurance                             843,140              562,196
                                                                                         -------------------- -------------------
                Net cash provided  by financing activities                                  13,054,089            6,394,073
                                                                                         -------------------- -------------------

  Net Change in Cash and Cash Equivalents                                                    6,103,907            3,131,287

  Cash and Cash Equivalents, Beginning of Period                                            10,985,843           10,818,632
                                                                                         -------------------- -------------------

  Cash and Cash Equivalents, End of Period                                               $  17,089,750        $  13,949,919
                                                                                         ==================== ===================

  Additional Cash Flows and Supplementary Information
       Interest paid                                                                     $   5,245,584        $   3,897,257
       Income tax paid                                                                         500,000              197,500
       Loan balances transferred to foreclosed real estate                                     202,651               90,317
       Securitization of loans                                                                                    1,167,754



  See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
         Notes to Unaudited Consolidated Condensed Financial Statements

Note 1: Basis of Presentation

The consolidated financial statements include the accounts of Lincoln Bancorp (the "Company"), its wholly owned subsidiary, Lincoln Federal Savings Bank, a federally chartered savings bank ("Lincoln Federal"), and Lincoln Federal's wholly owned subsidiaries, L-F Service Corporation ("L-F Service") and Citizens Loan and Service Corporation ("CLSC"). A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 2000 Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at March 31, 2001, and for the three months ended March 31, 2001 and 2000, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

                                              Three Months Ended                         Three Months Ended
                                                March 31, 2001                             March 31, 2000
                                                --------------                             --------------

                                                   Weighted         Per                             Weighted       Per
                                                    Average        Share                             Average      Share
                                      Income        Shares         Amount             Income         Shares       Amount
                                      ------        ------         -------            ------         ------       ------
Basic earnings per share
  Income available to
       common shareholders           $1,004,795    4,942,092        $ .20           $ 903,353       5,329,771     $ .17
                                                                    ======                                        ======

Effect of dilutive RRP
  awards and stock options                            34,175
                                     ------------------------                       --------------------------
 Diluted earnings per share
 Income available to  common
   shareholders and assumed
   conversions                       $1,004,795    4,976,267        $ .20           $ 903,353       5,329,771     $ .17
                                     =====================================          ====================================


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company was organized in September 1998. On December 30, 1998, it acquired the common stock of Lincoln Federal Savings Bank ("Lincoln Federal") upon the conversion of Lincoln Federal from a federal mutual savings bank to a federal stock savings bank.

Lincoln Federal was originally organized in 1884 as Ladoga Federal Savings and Loan Association, located in Ladoga, Indiana. In 1979 Ladoga Federal merged with Plainfield First Federal Savings and Loan Association, a federal savings and loan association located in Plainfield, Indiana which was originally organized in 1896. Following the merger, the Bank changed its name to Lincoln Federal Savings and Loan Association and, in 1984, adopted its current name, Lincoln Federal Savings Bank. On September 26, 2000, the Company acquired Citizens Bancorp ("Citizens"), the holding company of Citizens Savings Bank of Frankfort ("Citizens Savings"), a federally chartered savings bank. Citizens was merged into the Company and Citizens Savings was merged into the Bank. Citizens Loan and Service Corporation ("CLSC"), an Indiana corporation and wholly-owned subsidiary of Citizens Savings, will continue as a subsidiary of the Bank. Lincoln Federal currently conducts its business from eight full-service offices located in Hendricks, Montgomery, Clinton, Johnson and Morgan Counties, Indiana, with its main office located in Plainfield. Lincoln Federal opened its newest office in Greenwood, Indiana in September 2000. The merger of Citizens Savings into Lincoln Federal resulted in a second branch location in Frankfort, Indiana. The Bank's principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by first mortgage liens on one- to four-family residential real estate. Lincoln Federal's deposit accounts are insured up to applicable limits by the SAIF of the FDIC.

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

Lincoln Federal currently owns two subsidiaries, L-F Service, whose assets consist of an investment in Family Financial Life Insurance Company ("Family Financial") and in Bloomington Housing Associates, L.P. ("BHA"), and CLSC, which develops land for residential housing. Family Financial is an Indiana stock insurance company that primarily engages in retail sales of mortgage and credit insurance products in connection with loans originated by its shareholder financial institutions. BHA is an Indiana limited partnership that was organized to construct, own and operate a 130-unit apartment complex in Bloomington, Indiana (the "BHA project"). Development of the BHA Project has been completed and the project is performing as planned.

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

Financial Condition

Assets totaled $515.7 million at March 31, 2001, an increase from December 31, 2000 of $15.6 million for an annualized growth rate of over 12%. Net loans increased $11.8 million from December 31, 2000 to March 31, 2001 due primarily to a $10.6 million increase in commercial loans. Loan growth was funded by growth of deposits.

Deposits totaled $276.6 million at March 31, 2001, an increase of $24.8 million or an annualized rate of 39% from December 31, 2000. The majority of this growth was in certificates of deposit, up $22.0 million. Federal Home Loan Bank advances and repurchase agreements decreased $11.6 million from December 31, 2000 to $141.4 million at March 31, 2001.

Shareholders' equity increased $2.1 million from $88.6 million at December 31, 2000 to $90.7 million at March 31, 2001. Shareholders' equity increased due to net income for the three months ended March 31, 2001 of $1.0 million, Employee Stock Ownership Plan ("ESOP") shares earned of $118,000, unearned compensation amortization of $159,000 and a $1.3 million reduction in unrealized losses on investment securities available for sale. These increases were offset by cash dividends of $466,000.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2001 and
2000

Net income was $1,005,000, or $.20 for both basic and diluted earnings per share for three months ended March 31, 2001. This compared to net income of $930,000, or $.17 for both basic and diluted earnings per share for the comparable period in 2000. Return on assets was .79% and return on equity was 4.47% for the first quarter of 2001 compared to .90% and 4.18%, respectively, for the same period in 2000.

Net interest income for the first quarter of 2001 was $3,952,000 compared to $3,366,000 for the same period in 2000. Net interest margin was 3.22% for the three-month period ended March 31, 2001 compared to 3.30% for the same period in 2000. The average yield on earning assets increased .37% for the first quarter 2001 compared to the same period in 2000. The average cost of interest-bearing liabilities increased .20% from the first quarter of 2000 to the first quarter of 2000. The spread between the yield on earning assets and the cost of interest-bearing liabilities increased from 2.15% to 2.32%, or .17%.

The Bank's provision for loan losses for the first quarter 2001 was $114,000 compared to a net credit of $22,000 for the same period in 2000. A recovery was recognized during the first quarter of 2000 necessitating a reduction of the allowance for loan losses to a level more appropriate for our loan mix and historical charge-offs. Nonperforming loans to total loans at March 31, 2001 were .34% compared to .47% at December 31, 2000. Nonperforming assets to total assets were .43% at March 31, 2001 compared to .69% at December 31, 2000. The allowance for loan losses as a percentage of loans at March 31, 2001 and December 31, 2000 was .72%.

Other income for the three months ended March 31, 2001 was $371,000 compared to $109,000 for the same quarter of 2000. Service charges on deposit accounts increased $76,000 from $67,000 in the first quarter of 2000 to $143,000 in the quarter ended March 31, 2001. Mortgage loan sale income was $89,000 in the first quarter of 2001 while no income was recognized in the same period of 2000.

Other expenses were $2.8 million for the three months ended March 31, 2001 compared to $2.1 million for the comparable three months of 2000. The increased expenses were primarily the result of additional costs associated with the acquisition of Citizens Bancorp in September 2000, a new branch in Greenwood, Indiana, and key management additions.

Asset Quality

Lincoln Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Lincoln Federal's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Lincoln Federal had $2.5 million and $2.6 million of loans classified as special mention as of March 31, 2001 and December 31, 2000, respectively. In addition, Lincoln Federal had $1.5 million and $2.4 million of loans classified as substandard at March 31, 2001 and December 31, 2000, respectively. At March 31, 2001 and December 31, 2000, no loans were classified as doubtful or loss. At March 31, 2001, and December 31, 2000, respectively, non-accrual loans were $1.2 million and $1.4 million. At March 31, 2001 and December 31, 2000, the allowance for loan losses was $2.5 million and $2.4 million, respectively or approximately .72% of loans at both dates.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 4%. As of March 31, 2001, Lincoln Federal had liquid assets of $90.8 million and a liquidity ratio of 25.9%.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of December 31, 2000 and 1999, is an analysis performed by the OTS of Lincoln Federal's interest rate risk as measured by changes in Lincoln Federal's net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.



                                      December 31, 2000
                                      -----------------
                            Net Portfolio Value                          NPV as % of PV of Assets
   Changes
   In Rates        $ Amount         $ Change           %Change            NPV Ratio          Change
   --------        --------         ---------          -------            ---------          ------
   +300 bp           57,751          -32,363            -36%               12.52%            -541 bp
   +200 bp           68,665          -21,450            -24%               14.46%            -347 bp
   +100 bp           79,812          -10,303            -11%               16.32%            -161 bp
      0 bp           90,116                                                17.93%
   -100 bp           96,787            6,672              7%               18.88%              95 bp
   -200 bp           99,165            9,049             10%               19.12%             120 bp
   -300 bp          101,713           11,597             13%               19.39%             146 bp



                                      December 31, 1999
                                      -----------------
                            Net Portfolio Value                          NPV as % of PV of Assets
    Changes
    In Rates       $ Amount         $ Change           %Change            NPV Ratio          Change
    --------       --------         --------           -------            ---------          ------

   +300 bp           43,966          -31,847            -42%               11.85%            -661 bp
   +200 bp           54,354          -21,458            -28%               14.16%            -431 bp
   +100 bp           65,284          -10,528            -14%               16.43%            -204 bp
      0 bp           75,812                                                18.46%
   -100 bp           84,772            8,960             12%               20.07%             161 bp
   -200 bp           89,722           13,910             18%               20.86%             239 bp
   -300 bp           91,506           15,694             21%               21.04%             257 bp


Management believes at March 31, 2001 there have been no material changes in Lincoln Federal's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7A of the Company's Annual Report on Form 10-K for the period ended December 31, 2000.





PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

           None.

Item 2.    Changes in Securities and Use of Proceeds

           None.

Item 3.    Defaults Upon Senior Securities.

           None.

Item 4.    Submission of Matters to Vote of Security Holders.

           None.

Item 5.    Other Information.

           None.

Item 6.    Exhibits and Reports on Form 8-K.

           (a) No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 LINCOLN BANCORP

Date:         May 10, 2001       By:   /s/ T. Tim Unger
                                 -----------------------------------------------

                                   T. Tim Unger
                                   President and Chief Executive Officer

Date:         May 10, 2001        By:   /s/ John M. Baer
                                  ----------------------------------------------

                                   John M. Baer
                                   Treasurer