Form 10-Q
period 2001-06-30
LINCOLN BANCORP /IN/
filed 2001-08-13
CIK 1070259

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001 OR

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of June 30, 2001 was 5,471,735.

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

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         LINCOLN BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)

                                                                                      June 30,           December 31,
                                                                                        2001                 2000
                                                                                ------------------------------------------
  Assets
       Cash and due from banks                                                  $     2,264,798          $  1,998,763
       Short-term interest-bearing demand deposits in other banks                    21,238,371             8,987,080
                                                                                ------------------------------------------
           Cash and cash equivalents                                                 23,503,169            10,985,843
       Interest-bearing deposits                                                        198,005               989,975
       Investment securities
           Available for sale                                                       127,566,864           133,658,742
           Held to maturity                                                                                   500,000
                                                                                ------------------------------------------
                Total investment securities                                         127,566,864           134,158,742
       Loans                                                                        338,795,743           328,557,520
           Allowance for loan losses                                                  2,459,648             2,366,777
                                                                                ------------------------------------------
                Net Loans                                                           336,336,095           326,190,743
       Premises and equipment                                                         5,309,346             5,397,384
       Investments in limited partnerships                                            1,500,277             1,693,477
       Federal Home Loan Bank stock                                                   7,734,400             7,734,400
       Interest receivable                                                            2,677,267             3,110,580
       Core deposit intangibles and goodwill                                          2,138,126             2,231,908
       Other assets                                                                   6,925,252             7,578,324
                                                                                ------------------------------------------

           Total assets                                                         $   513,888,801         $ 500,071,376
                                                                                ==========================================

  Liabilities
       Deposits
           Noninterest-bearing                                                  $     7,336,612          $  4,143,904
           Interest-bearing                                                         271,236,617           247,714,971
                                                                                ------------------------------------------
                Total deposits                                                      278,573,229           251,858,875
       Securities sold under repurchase agreements                                   15,000,000            14,600,000
       Federal Home Loan Bank advances                                              126,439,617           138,422,524
       Note payable                                                                     737,001             1,225,501
       Interest payable                                                               1,446,995             1,519,277
       Other liabilities                                                              3,453,557             3,856,545
                                                                                ------------------------------------------
           Total liabilities                                                        425,650,399           411,482,722
                                                                                ------------------------------------------
  Commitments and Contingencies


  Shareholders' Equity
       Preferred stock,  without par value
           Authorized and unissued - 2,000,000 shares
       Common stock, without par value
           Authorized - 20,000,000 shares
           Issued and outstanding - 5,471,735 and 5,677,493 shares                   53,428,643            55,496,031
       Retained earnings                                                             43,292,376            42,922,034
       Accumulated other comprehensive income (loss)                                 (1,165,733)          (1,978,595)
       Unearned recognition and retention plan (RRP) shares                          (2,670,974)          (3,019,796)
       Unearned employee stock ownership plan (ESOP) shares                          (4,645,910)          (4,831,020)
                                                                                ------------------------------------------
           Total shareholders' equity                                                88,238,402            88,588,654
                                                                                ------------------------------------------

           Total liabilities and shareholders' equity                            $  513,888,801          $500,071,376
                                                                                ==========================================

  See notes to consolidated condensed financial statements.


                         LINCOLN BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statement of Income
                                   (Unaudited)


                                                                        Three Months Ended              Six Months Ended
                                                                             June 30,                       June 30,
                                                                     -------------------------------------------------------------
                                                                       2001           2000          2001             2000
                                                                     -------------------------------------------------------------
Interest Income
     Loans, including fees                                           $ 6,849,081    $ 4,955,827   $13,624,400    $ 9,524,284
     Investment securities                                             2,123,257      2,532,149     4,386,098      5,064,861
     Deposits with financial institutions                                137,387         88,294       247,285        217,301
     Dividend income                                                     149,444        108,342       302,013        216,683
                                                                     -------------------------------------------------------------
         Total interest and dividend income                            9,259,169      7,684,612    18,559,796     15,023,129
                                                                     -------------------------------------------------------------

Interest Expense
     Deposits                                                          3,342,886      2,665,443     6,646,116      5,112,662
     Repurchase agreements                                               214,877         73,837       437,639        135,759
     Federal Home Loan Bank advances                                   1,659,095      1,525,842     3,482,206      2,989,190
                                                                     -------------------------------------------------------------
         Total interest expense                                        5,216,858      4,265,122    10,565,961      8,237,611
                                                                     -------------------------------------------------------------

Net Interest Income                                                    4,042,311      3,419,490     7,993,835      6,785,518
     Provision for loan losses                                            24,533         71,023       138,578         49,151
                                                                     -------------------------------------------------------------
Net Interest Income After Provision for Loan Losses                    4,017,778      3,348,467     7,855,257      6,736,367
                                                                     -------------------------------------------------------------

Other Income
     Service charges on deposit accounts                                 169,620         84,063       312,456        150,972
     Net gains on sale of loans                                          210,037                      299,526
     Equity in losses of limited partnerships                            (99,900)      (102,630)     (193,200)      (205,260)
     Other income                                                        189,537        189,818       421,511        334,771
                                                                     -------------------------------------------------------------
         Total other income                                              469,294        171,251       840,293        280,483
                                                                     -------------------------------------------------------------

Other Expenses
     Salaries and employee benefits                                    1,570,657      1,203,264     3,086,408      2,370,367
     Net occupancy expenses                                              155,518         99,192       307,581        198,449
     Equipment expenses                                                  143,360        134,082       323,694        271,619
     Advertising and business development                                132,097         88,697       228,364        171,175
     Data processing fees                                                256,276        201,726       508,195        406,748
     Professional fees                                                   118,101         84,759       202,165        179,440
     Director and committee fees                                          66,408         50,358       136,014         98,283
     Mortgage servicing rights amortization                               45,902         39,000        88,265         81,918
     Other expenses                                                      427,561        272,410       793,253        532,919
                                                                     -------------------------------------------------------------
         Total other expenses                                          2,915,880      2,173,488     5,673,939      4,310,918
                                                                     -------------------------------------------------------------

Income Before Income Tax                                               1,571,192      1,346,230     3,021,611      2,705,932
     Income tax expense                                                  538,427        278,063       984,050        707,412
                                                                     -------------------------------------------------------------

Net Income                                                           $ 1,032,765   $  1,068,167    $2,037,561    $ 1,998,520
                                                                     =============================================================



Basic earnings per share                                             $       .21   $        .22    $      .41    $       .39
                                                                     =============================================================
Diluted earnings per share                                                   .21            .22           .41            .39
                                                                     =============================================================

See notes to consolidated condensed financial statements.


                         LINCOLN BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Comprehensive Income
                                   (Unaudited)



                                                                   Three Months Ended                 Six Months Ended
                                                                        June 30,                          June 30,
                                                              -------------------------------------------------------------------
                                                                   2001             2000             2001              2000
                                                              -------------------------------------------------------------------
  Net Income                                                     $ 1,032,765       $1,068,167      $ 2,037,561       $1,998,520
  Other comprehensive income, net of tax
        Unrealized gains (losses) on securities
        available for sale

            Unrealized holding gains (losses) arising
            during the period, net of tax expense
            (benefit) of $(301,962), $(71,691),
            $533,159 and $(501,765)                                 (460,376)        (109,301)         812,862         (764,999)
                                                              -------------------------------------------------------------------
   Comprehensive income                                          $   572,389       $  958,866      $ 2,850,423       $1,233,521
                                                              ===================================================================


See notes to consolidated condensed financial statements.



                         LINCOLN BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                     For the Six Months Ended June 30, 2001
                                   (Unaudited)







                                   Common Stock                        Accumulated
                            --------------------------                    Other                         Unearned
                               Shares                     Retained    Comprehensive      Unearned         ESOP
                             Outstanding     Amount       Earnings     Income (Loss)    Compensation      Shares         Total
                            ---------------------------------------------------------------------------------------------------

Balances, January 1, 2001      5,677,493  $ 55,496,031  $ 42,922,034    $(1,978,595)   $(3,019,796)  $(4,831,020)  $ 88,588,654

  Net income for the period                                2,037,561                                                  2,037,561
  Unrealized gains on
    securities, net of
    reclassification
    adjustment                                                              812,862                                     812,862
  Purchase of common stock      (215,100)   (2,140,000)     (793,650)                                                (2,933,650)
  Stock options exercised          9,342        72,612                                                                   72,612
  ESOP shares earned                                          57,383                                     185,110        242,493
  Amortization of unearned
    compensation expense                                     (16,080)                      348,822                      332,742
  Cash dividends ($.18 per
    share)                                                  (914,872)                                                  (914,872)
                            ----------------------------------------------------------------------------------------------------

Balances, June 30, 2001        5,471,735  $ 53,428,643  $ 43,292,376    $(1,165,733)   $(2,670,974)  $(4,645,910)  $ 88,238,402
                            ====================================================================================================


See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)
                                                                                  Six Months Ended
                                                                                      June 30,
                                                                       ----------------------------------------
                                                                             2001                 2000
                                                                       ----------------------------------------
  Operating Activities
       Net income                                                       $  2,037,561         $  1,998,520
       Adjustments to reconcile net income to net cash provided
         (used) by  operating activities
           Provision for loan losses                                         138,578               49,151
           Loss on sale of  foreclosed real estate                            14,034                1,416
           Investment securities accretion, net                             (224,422)            (201,181)
           Equity in losses of limited partnerships                          193,200              205,260
           Amortization of net loan origination fees                        (275,324)            (151,295)
           Depreciation and amortization                                     285,665              215,647
           Amortization of purchase accounting adjustments                    60,590
           Amortization of unearned compensation expense                     332,742              292,155
           ESOP shares earned                                                242,493              214,829
           Net change in:
             Interest receivable                                             433,313             (216,775)
             Interest payable                                                (72,282)             104,273
           Other adjustments                                                (227,536)             584,097
                                                                       ----------------------------------------
                Net cash provided  by operating activities                 2,938,612            3,096,097
                                                                       ----------------------------------------

  Investing Activities
       Net change in interest-bearing deposits                               791,970
       Purchases of securities available for sale                                              (2,585,354)
       Proceeds from maturities of securities available for sale           7,662,321            6,176,472
       Proceeds from maturities of securities held to maturity               500,000
       Net change in loans                                               (10,147,521)         (16,849,808)
       Purchase of FHLB of Indianapolis stock                                                        (200)
       Purchases of premises and equipment                                  (197,627)          (1,057,919)
       Proceeds from sale of foreclosed  real estate                          78,864               93,675
                                                                       ----------------------------------------
                Net cash used by investing activities                     (1,311,993)         (14,223,134)
                                                                       ----------------------------------------
  Financing Activities
       Net change in
          Noninterest-bearing, interest-bearing demand,
            money market and savings deposits                              6,335,507            3,908,553
          Certificates of deposit                                         20,365,396            5,881,250
       Proceeds from repurchase agreements                                   400,000
       Proceeds from FHLB advances                                        20,000,000           57,000,000
       Repayment of FHLB advances                                        (32,000,000)         (53,000,000)
       Payment on note payable to limited partnership                       (488,500)            (488,500)
       Dividends paid                                                       (933,390)            (891,118)
       Purchase of common stock                                           (2,933,650)          (6,532,812)
       Stock options exercised                                                72,612
       Net change in advances by borrowers for taxes and insurance            72,732              (28,433)
                                                                       ----------------------------------------
                Net cash provided  by financing activities                10,890,707            5,848,940
                                                                       ----------------------------------------

  Net Change in Cash and Cash Equivalents                                 12,517,326           (5,278,097)

  Cash and Cash Equivalents, Beginning of Period                          10,985,843           10,818,632
                                                                       ----------------------------------------

  Cash and Cash Equivalents, End of Period                              $ 23,503,169        $   5,540,535
                                                                       ========================================

  Additional Cash Flows and Supplementary Information
       Interest paid                                                    $ 10,638,243        $   8,133,338
       Income tax paid                                                     1,170,000              836,500
       Loan balances transferred to foreclosed real estate                   202,651              160,318

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

The interim consolidated condensed financial statements at June 30, 2001, and for the three and six months ended June 30, 2001 and 2000, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan ("ESOP") shares have been excluded from the computation of average common shares outstanding.

                                                Three Months Ended                          Three Months Ended
                                                   June 30, 2001                               June 30, 2000
                                                   -------------                               -------------
                                                     Weighted           Per                           Weighted       Per
                                                      Average          Share                          Average       Share
                                         Income       Shares           Amount           Income         Shares       Amount
                                         ------       ------           ------           ------         ------       ------
     Basic earnings per share
       Income available to common
         shareholders                    $ 1,032,765    4,897,536         $ .21       $1,068,167   4,926,466         $ .22
                                                                      ==========                                ===========

     Effect of dilutive RRP awards
     and stock options                                     58,909
                                       ---------------------------                  ----------------------------

     Diluted earnings per  share
       Income available to  common
         shareholders and assumed
         conversions                      $1,032,765    4,956,445         $ .21       $1,068,167   4,926,466         $ .22
                                       =========================================   ========================================






                                                 Six Months Ended                              Six Months Ended
                                                   June 30, 2001                                June 30, 2000
                                                -------------                                   -------------

                                                     Weighted                                       Weighted
                                                      Average        Per Share                       Average     Per Share
                                         Income       Shares           Amount          Income        Shares        Amount
                                         ------       ------           ------          ------        ------        ------
  Basic earnings per share
    Income available to common
      shareholders                        $2,037,561    4,913,520         $ .41       $1,998,520   5,095,408         $ .39
                                                                     ===========                                ===========

  Effect of dilutive RRP awards
  and stock options                                        46,542
                                   -------------------------------                ------------------------------

  Diluted earnings per  share
    Income available to  common
      shareholders and assumed
      conversions                         $2,037,561    4,960,061         $ .41       $1,998,520   5,095,408         $ .39
                                   =============================================    =======================================



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

Financial Condition

Assets totaled $513.9 million at June 30, 2001, an increase from December 31, 2000 of $13.8 million for an annualized growth rate of nearly 6%. Net loans increased $10.1 million from December 31, 2000 to June 30, 2001 due primarily to a $17.6 million increase in commercial loans. Loan growth was funded by growth of deposits.

Deposits totaled $278.6 million at June 30, 2001, an increase of $26.7 million or an annualized rate of 21% from December 31, 2000. The majority of this growth was in certificates of deposit, up $20.4 million. Federal Home Loan Bank advances and repurchase agreements decreased $11.6 million from December 31, 2000 to $141.4 million at June 30, 2001.

Shareholders' equity decreased $350,0000 from $88.6 million at December 31, 2000 to $88.2 million at June 30, 2001. The decrease in shareholders' equity was primarily due to stock repurchases of $2.9 million and cash dividends of $915,000. These decreases were offset by net income for the six months ended June 30, 2001 of $2.0 million, Employee Stock Ownership Plan ("ESOP") shares earned of $242,000, unearned compensation amortization of $333,000, stock options exercised of $73,000 and an $813,000 reduction in unrealized losses on investment securities available for sale.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2001 and
2000

Net income for the three months ended June 30, 2001 was $1,033,000, or $.21 for both basic and diluted earnings per share. This compared to net income for the comparable period in 2000 of $1,068,000, or $.22 for both basic and diluted earnings per share. Return on assets was .80% and return on equity was 4.57% for the second quarter of 2001 compared to 1.03% and 4.97%, respectively, for the same period in 2000.

Net interest income for the second quarter of 2001 was $4,042,000 compared to $3,419,000 for the same period in 2000. The increase in net interest income was primarily due to an increase in earning assets as a result of the acquisition of Citizens. Net interest margin was 3.24% for the three-month period ended June 30, 2001 compared to 3.32% for the same period in 2000. The average yield on earning assets decreased .04% for the second quarter 2001 compared to the same period in 2000. The average cost of interest-bearing liabilities decreased .25% from the second quarter of 2000 to the second quarter of 2001. This increased spread from 2.16% to 2.38%, or .22%.

The Bank's provision for loan losses for the second quarter 2001 was $25,000 compared to $71,000 for the same period in 2000. Nonperforming loans to total loans at June 30, 2001 were .38% compared to .69% at December 31, 2000, while nonperforming assets to total assets were .29% at June 30 compared to .47% at December 31, 2000. The allowance for loan losses as a percentage of loans at June 30, 2001 was .73% compared to .72% at December 31, 2000.

Other income for the three months ended June 30, 2001 was $469,000 compared to $171,000 for the same quarter of 2000. Service charges on deposit accounts were $170,000 in the second quarter of 2001, an increase of $86,000 from the second quarter of 2000. This increase was a result of the acquisition of Citizens and Lincoln Federal's program to attract transaction deposit accounts that began in 2001. Mortgage loan sale income was $210,000 in the second quarter of 2001 while no income was recognized in the same period of 2000.

Other expenses were $2.9 million for the three months ended June 30, 2001 compared to $2.2 million for the comparable three months of 2000. The increase in expenses was primarily the result of additional costs associated with the acquisition of Citizens Bancorp in September 2000, a new branch in Greenwood, Indiana, and key management additions.

Income taxes were 34% of pretax income for the second quarter of 2001 compared to 21% for the same period in 2000. This difference from year to year was the result of a revision to the Indiana Code that permits financial institutions incorporated in Indiana to apportion income in the same manner as financial institutions incorporated in other states. This revision to the stature was made retroactive to January 1, 1999 and recognized as a single adjustment in the second quarter of 2000.

Comparison of Operating Results for the Six Months Ended June 30, 2001 and 2000

Net income for the six months ended June 30, 2001 was $2,038,000, or $.41 for both basic and diluted earnings per share. This compared to net income for the comparable period in 2000 of $1,999,000, of $.39 for both basic and diluted earnings per share. Return on assets was .80% and return on equity was 4.52% for the six months ended June 30, 2001 compared to .96% and 4.57%, respectively, for the same period in 2000.

Net interest income for the six months ended June 30, 2001 was $7,994,000 compared to $6,786,000 for the same period in 2000. The increase in net interest income was primarily due to an increase in earning assets as a result of the acquisition of Citizens. Net interest margin was 3.23% for the six-month period ended June 30, 2001 compared to 3.31% for the same period in 2000. The decline in net interest margin was due to a decline in average interest-earning assets to average interest-bearing liabilities from 128.8% for the six months ended June 30, 2000 to 120.6% for the same period in 2001 which was a result of active stock repurchases by the Company. The average yield on earning assets increased
 .17% for the six months ended June 30, 2001 compared to the same period in 2000. The average cost of interest-bearing liabilities decreased .03% for the six months ended June 30, 2001 compared to the same period in 2000. This increased spread from 2.15% to 2.35%, or .20%.

The Bank's provision for loan losses for the six months ended June 30, 2001 was $139,000 compared to $49,000 for the same period in 2000.

Other income for the six months ended June 30, 2001 was $840,000 compared to $280,000 for the same quarter of 2000. Service charges on deposit accounts were $312,000 for the six months ended June 30, 2001, an increase of $161,000 from the comparable period in 2000. This increase was a result of the acquisition of Citizens and Lincoln Federal's program to attract transaction deposit accounts that began in 2001. Mortgage loan sale income was $300,000 for the six months ended June 30, 2001 while no income was recognized in the same period of 2000.

Other expenses were $5.7 million for the six months ended June 30, 2001 compared to $4.3 million for the comparable six months of 2000. The increase in expenses was primarily the result of additional costs associated with the acquisition of Citizens Bancorp in September 2000, a new branch in Greenwood, Indiana, and key management additions.

Income taxes were 33% of pretax income for the six months ended June 30, 2001 compared to 26% for the same period in 2000. This difference from year to year was the result of a revision to the Indiana Code that permits financial institutions incorporated in Indiana to apportion income in the same manner as financial institutions incorporated in other states. This revision to the stature was made retroactive to January 1, 1999 and recognized as a single adjustment in the second quarter of 2000.

Asset Quality

Lincoln Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Lincoln Federal's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Lincoln Federal had $3.9 million and $2.6 million of loans classified as special mention as of June 30, 2001 and December 31, 2000, respectively. In addition, Lincoln Federal had $1.7 million and $2.3 million of loans classified as substandard at June 30, 2001 and December 31, 2000, respectively. At June 30, 2001 and December 31, 2000, no loans were classified as doubtful or loss. At June 30, 2001, and December 31, 2000, respectively, non-accrual loans were $1.3 million and $1.4 million. At June 30, 2001 and December 31, 2000, the allowance for loan losses was $2.5 million and $2.4 million, respectively or approximately .73% and .72% of loans, respectively.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision regulation at 4%. As of June 30, 2001, Lincoln Federal had liquid assets of $94.7 million and a liquidity ratio of 22.9%.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of March 31, 2001 and 2000, is an analysis performed by the OTS of Lincoln Federal's interest rate risk as measured by changes in Lincoln Federal's net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.



                                    March 31, 2001
                                    --------------

                         Net Portfolio Value           NPV as % of PV of Assets
   Changes
   In Rates     $ Amount     $ Change       %Change     NPV Ratio    Change
   --------     --------     --------       -------     ---------    ------

   +300 bp        60,635      -32,909        -35%        12.58%     -525 bp
   +200 bp        71,648      -21,896        -23%        14.44%     -339 bp
   +100 bp        82,846      -10,699        -11%        16.22%     -160 bp
      0 bp        93,544                                 17.83%
   -100 bp       100,274        6,729         +7%        18.74%      +92 bp
   -200 bp       103,495        9,950        +11%        19.10%     +127 bp
   -300 bp       105,587       12,043        +13%        19.28%     +145 bp

                                    March 31, 2000
                                    --------------

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


Management believes at March 31, 2001 and June 30, 2001 there were no material changes in Lincoln Federal's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7A of the Company's Annual Report on Form 10-K for the period ended December 31, 2000.



PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings

              None.

Item 2.       Changes in Securities and Use of Proceeds

              None.

Item 3.       Defaults Upon Senior Securities.

              None.

Item 4.       Submission of Matters to a Vote of Security Holders

              On April 17, 2001, the Company held its Annual Meeting of the Shareholders. A total of 4,889,327 shares were represented in person or by proxy at the meeting. W. Thomas Harmon was elected to the Board of Directors for a three-year term expiring in 2004. 4,843,289 shares were voted in favor of the election of the nominee and there were 46,038 votes withheld. Jerry R. Holifield was elected to the Board of Directors for a three-year term expiring in 2004. 4,835,856 shares were voted in favor of the election of the nominee and there were 53,471 votes withheld. John C. Milholland was elected to the Board of Directors for a three-year term expiring in 2004. 4,834,929 shares were voted in favor of the election of the nominee and there were 54,398 votes withheld.

              The terms of office of the following directors of Lincoln Bancorp continued after the Annual Shareholder Meeting:

                  Name                                  Term Expires In
                  ----                                  ---------------
                  David E. Mansfield                         2002
                  T. Tim Unger                               2002
                  John L. Wyatt                              2002
                  Lester N. Bergum, Jr.                      2003
                  Dennis W. Dawes                            2003

Item 5.       Other Information.

              None.

Item 6.       Exhibits and Reports on Form 8-K.

               (a) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LINCOLN BANCORP

Date:     August 13, 2001               By:   /s/ T. Tim Unger
          ---------------               ----------------------------------------

                                          T. Tim Unger
                                          President and Chief Executive Officer

Date:     August 13, 2001               By:   /s/ John M. Baer
          ---------------               ----------------------------------------

                                          John M. Baer
                                          Treasurer