Form 10-Q
period 2001-09-30
LINCOLN BANCORP /IN/
filed 2001-11-14
CIK 1070259

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 OR

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of September 30, 2001 was 5,310,360.

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

PART I  FINANCIAL INFORMATION
Item 1.      Financial Statements

                         LINCOLN BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheet
                                   (Unaudited)

                                                                           September 30,         December 31,
                                                                                2001                 2000
                                                                      ------------------------------------------
Assets
     Cash and due from banks                                          $     2,000,970         $   1,998,763
     Short-term interest-bearing demand deposits in other banks            16,016,821             8,987,080
                                                                      ------------------------------------------
         Cash and cash equivalents                                         18,017,791            10,985,843
     Interest-bearing deposits                                              1,999,015               989,975
     Investment securities
         Available for sale                                               114,343,232           133,658,742
         Held to maturity                                                   1,800,000               500,000
                                                                      ------------------------------------------
              Total investment securities                                 116,143,232           134,158,742
     Loans                                                                339,259,602           328,557,520
         Allowance for loan losses                                          2,512,899             2,366,777
                                                                      ------------------------------------------
              Net Loans                                                   336,746,703           326,190,743
     Premises and equipment                                                 5,595,545             5,397,384
     Investments in limited partnerships                                    1,500,277             1,693,477
     Federal Home Loan Bank stock                                           7,734,400             7,734,400
     Interest receivable                                                    2,722,970             3,110,580
     Core deposit intangibles and goodwill                                  2,091,235             2,231,908
     Other assets                                                           6,685,857             7,578,324
                                                                      ------------------------------------------

         Total assets                                                 $   499,237,025         $ 500,071,376
                                                                      ==========================================

Liabilities
     Deposits
         Noninterest-bearing                                          $     7,554,574         $   4,143,904
         Interest-bearing                                                 253,567,912           247,714,971
                                                                      ------------------------------------------
              Total deposits                                              261,122,486           251,858,875
     Securities sold under repurchase agreements                           15,000,000            14,600,000
     Federal Home Loan Bank advances                                      126,448,164           138,422,524
     Note payable                                                             737,001             1,225,501
     Interest payable                                                       1,328,336             1,519,277
     Other liabilities                                                      6,810,975             3,856,545
                                                                      ------------------------------------------
         Total liabilities                                                411,446,962           411,482,722
                                                                      ------------------------------------------

Commitments and Contingencies

Shareholders' Equity
     Preferred stock,  without par value
         Authorized and unissued - 2,000,000 shares
     Common stock, without par value
         Authorized - 20,000,000 shares
         Issued and outstanding - 5,310,360 and 5,677,493 shares           51,810,133            55,496,031
     Retained earnings                                                     43,014,941            42,922,034
     Accumulated other comprehensive income (loss)                            (15,591)           (1,978,595)
     Unearned recognition and retention plan (RRP) shares                  (2,466,065)           (3,019,796)
     Unearned employee stock ownership plan (ESOP) shares                  (4,553,355)           (4,831,020)
                                                                      ------------------------------------------
         Total shareholders' equity                                        87,790,063            88,588,654
                                                                      ------------------------------------------

         Total liabilities and shareholders' equity                   $   499,237,025         $ 500,071,376
                                                                      ==========================================

  See notes to consolidated condensed financial statements.



                         LINCOLN BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statement of Income
                                   (Unaudited)


                                                                      Three Months Ended                 Nine Months Ended
                                                                         September 30,                     September 30,
                                                                   ----------------------------------------------------------------
                                                                      2001           2000             2001             2000
                                                                   ----------------------------------------------------------------
Interest Income
     Loans, including fees                                         $ 6,595,556    $  5,164,054    $ 20,219,956     $ 14,688,338
     Investment securities                                           1,900,764       2,528,469       6,286,862        7,593,330
     Deposits with financial institutions                              225,902          50,594         473,187          267,895
     Dividend income                                                   141,338         121,903         443,351          338,586
                                                                   ----------------------------------------------------------------
         Total interest and dividend income                          8,863,560       7,865,020      27,423,356       22,888,149
                                                                   ----------------------------------------------------------------

Interest Expense
     Deposits                                                        2,944,015       2,794,393       9,590,131        7,907,055
     Repurchase agreements                                             491,338          74,507         654,871          210,266
     Federal Home Loan Bank advances                                 1,403,127       1,770,122       5,159,439        4,759,312
                                                                   ----------------------------------------------------------------
         Total interest expense                                      4,838,480       4,639,022      15,404,441       12,876,633
                                                                   ----------------------------------------------------------------

Net Interest Income                                                  4,025,080       3,225,998      12,018,915       10,011,516
     Provision for loan losses                                          88,900         119,316         227,478          168,467
                                                                   ----------------------------------------------------------------
Net Interest Income After Provision for Loan Losses                  3,936,180       3,106,682      11,791,437        9,843,049
                                                                   ----------------------------------------------------------------

Other Income
     Service  charges on deposit accounts                              173,753          83,147         486,209          234,119
     Net gains on sale of loans                                        116,862           1,488         416,388            1,488
     Equity in losses of limited partnerships                                         (102,630)       (193,200)        (307,890)
     Other income                                                      299,921         205,821         721,432          560,824
                                                                   ----------------------------------------------------------------
         Total other income                                            590,536         187,826       1,430,829          488,541
                                                                   ----------------------------------------------------------------

Other Expenses
     Salaries and employee benefits                                  1,623,792       1,398,689       4,710,200        3,769,056
     Net occupancy expenses                                            156,265         114,996         463,846          313,445
     Equipment expenses                                                144,134         133,950         467,828          405,569
     Advertising and business development                              115,105          91,873         343,469          263,048
     Data processing fees                                              262,169         207,696         770,364          614,444
     Professional fees                                                 102,011          64,333         304,176          243,773
     Director and committee fees                                        70,410          50,357         206,424          148,640
     Mortgage servicing rights amortization                             79,694          36,729         167,959          118,647
     Other expenses                                                    499,336         287,132       1,292,589          840,283
                                                                   ----------------------------------------------------------------
         Total other expenses                                        3,052,916       2,385,755       8,726,855        6,716,905
                                                                   ----------------------------------------------------------------

Income Before Income Tax                                             1,473,800         908,753       4,495,411        3,614,685
     Income tax expense                                                473,389         254,605       1,457,439          962,017
                                                                   ----------------------------------------------------------------

Net Income                                                         $ 1,000,411    $    654,148    $  3,037,972     $  2,652,668
                                                                   ================================================================



Basic earnings per share                                           $       .21    $        .13    $        .62     $        .52
                                                                   ================================================================
Diluted earnings per share                                                 .21             .13             .62              .52
                                                                   ================================================================



See notes to consolidated condensed financial statements.



                         LINCOLN BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Comprehensive Income
                                   (Unaudited)



                                                                   Three Months Ended                 Nine Months Ended
                                                                      September 30,                     September 30,
                                                              -------------------------------------------------------------------
                                                                   2001             2000             2001              2000
                                                              -------------------------------------------------------------------

  Net Income                                                     $ 1,000,411     $  654,148        $ 3,037,972     $ 2,652,668
  Other comprehensive income, net of tax
      Unrealized gains (losses) on securities available
      for sale

          Unrealized holding gains (losses) arising
          during the period, net of tax expense of
          $754,382, $1,093,472, 1,287,541 and $591,707.            1,150,142      1,667,124          1,963,004         902,125
                                                              -------------------------------------------------------------------
  Comprehensive income                                           $ 2,150,553     $2,321,272        $ 5,000,976     $ 3,554,793
                                                              ===================================================================


See notes to consolidated condensed financial statements.



                         LINCOLN BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                  For the Nine Months Ended September 30, 2001
                                   (Unaudited)







                                     Common Stock                          Accumulated
                              ----------------------------                    Other                       Unearned
                                 Shares                       Retained    Comprehensive     Unearned        ESOP
                               Outstanding       Amount       Earnings    Income (Loss)   Compensation     Shares        Total
                              ----------------------------------------------------------------------------------------------------

Balances, January 1, 2001        5,677,493     $55,496,031  $42,922,034    $(1,978,595)   $(3,019,796)  $(4,831,020)   $88,588,654

 Net income for the period                                    3,037,972                                                  3,037,972
 Unrealized gains on
   securities, net of
   reclassification adjustment                                               1,963,004                                   1,963,004
 Purchase of common stock         (385,817)     (3,893,283)   (1,671,987)                                               (5,565,270)
 Stock options exercised            18,684         207,385                                                                 207,385
 ESOP shares earned                                             100,329                                     277,665        377,994
 Amortization of unearned
 compensation expense                                           (24,576)                      553,731                      529,155
 Cash dividends ($.27 per
 share)                                                      (1,348,831)                                                (1,348,831)
                              ----------------------------------------------------------------------------------------------------

Balances, September 30, 2001     5,310,360     $51,810,133  $43,014,941       $(15,591)   $(2,466,065)  $(4,553,355)   $87,790,063
                              ====================================================================================================




See notes to consolidated condensed financial statements.



                         LINCOLN BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                        --------------------------------------
                                                                              2001                 2000
                                                                        --------------------------------------
Operating Activities
    Net income                                                           $   3,037,972         $  2,652,668
    Adjustments to reconcile net income to net cash provided
     (used) by  operating activities
       Provision for loan losses                                               227,478              168,467
       (Gain) loss on sale of  foreclosed real estate                           14,034              (13,653)
       Loss on disposal of premises and equipment                                                     5,867
       Investment securities accretion, net                                   (324,845)            (290,230)
       Equity in losses of limited partnerships                                193,200              307,890
       Amortization of net loan origination fees                              (417,264)            (223,064)
       Depreciation and amortization                                           429,757              335,740
       Amortization of purchase accounting adjustments                          90,885
       Amortization of unearned compensation expense                           529,155              438,232
       ESOP shares earned                                                      377,994              337,911
       Net change in:
         Interest receivable                                                   387,610             (176,965)
         Interest payable                                                     (190,941)              87,284
       Other adjustments                                                       208,574            1,022,521
                                                                         -------------------------------------
             Net cash provided  by operating activities                      4,563,609            4,652,668
                                                                         -------------------------------------

Investing Activities
    Net change in interest-bearing deposits                                 (1,009,040)
    Purchases of securities available for sale                              (7,601,257)          (3,619,149)
    Purchases of securities held to maturity                                (1,800,000)
    Proceeds from maturities of securities available for sale               32,518,407            8,800,202
    Proceeds from maturities of securities held to maturity                    500,000
    Net change in loans                                                    (10,690,578)         (30,513,249)
    Purchase of FHLB of Indianapolis stock                                                         (500,200)
    Purchases of premises and equipment                                       (627,918)          (1,323,536)
    Net cash paid in acquisition                                                                 (7,695,505)
    Proceeds from sale of foreclosed  real estate                               78,864              191,434
    Other investing activities                                                                       (5,718)
                                                                         -------------------------------------
             Net cash used by investing activities                          11,368,478          (34,665,721)
                                                                         -------------------------------------

Financing Activities
    Net change in
       Noninterest-bearing, interest-bearing demand,
         money market and savings deposits                                   9,355,893            6,285,080
       Certificates of deposit                                                (112,458)           6,574,961
    Proceeds from repurchase agreements                                        400,000
    Proceeds from FHLB advances                                             20,000,000          123,000,000
    Repayment of FHLB advances                                             (32,000,000)        (103,000,000)
    Payment on note payable to limited partnership                            (488,500)            (488,500)
    Dividends paid                                                          (1,382,367)          (1,303,612)
    Purchase of common stock                                                (5,565,270)          (6,532,812)
    Stock options exercised                                                    207,385
    Net change in advances by borrowers for taxes and insurance                685,178              364,053
                                                                         -------------------------------------
             Net cash provided  by financing activities                     (8,900,139)          24,899,170
                                                                         -------------------------------------

Net Change in Cash and Cash Equivalents                                      7,031,948           (5,113,883)

Cash and Cash Equivalents, Beginning of Period                              10,985,843           10,818,632
                                                                         -------------------------------------

Cash and Cash Equivalents, End of Period                                 $  18,017,791         $  5,704,749
                                                                         =====================================

Additional Cash Flows and Supplementary Information
    Interest paid                                                        $  15,595,382         $ 12,789,349
    Income tax paid                                                          1,530,000            1,036,500
    Loan balances transferred to foreclosed real estate                        420,008              318,486
    Due to broker                                                            2,026,250


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

The interim consolidated condensed financial statements at September 30, 2001, and for the three and nine months ended September 30, 2001 and 2000, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods.

Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan ("ESOP") shares have been excluded from the computation of average common shares outstanding.


                                               Three Months Ended                        Three Months Ended
                                               September 30, 2001                        September 30, 2000
                                               ------------------                        ------------------
                                                     Weighted            Per                       Weighted           Per
                                                      Average           Share                       Average          Share
                                         Income       Shares            Amount           Income     Shares           Amount
                                         ------       ------            ------           ------     ------           ------
   Basic earnings per share
     Income available to common
       shareholders                    $ 1,000,411    4,740,953         $ .21         $ 654,148   4,989,966         $ .13
                                                                      =========                                   =========

   Effect of dilutive RRP awards
   and stock options                                     95,368                                         702
                                     ---------------------------                    -------------------------

   Diluted earnings per  share
     Income available to  common
       shareholders and assumed
       conversions                     $ 1,000,411   4,836,321          $ .21         $ 654,148   4,990,668         $ .13
                                     ==========================================     ========================================



                                                Nine Months Ended                         Nine Months Ended
                                               September 30, 2001                         September 30, 2000
                                               ------------------                         ------------------
                                                     Weighted                                   Weighted
                                                      Average         Per Share                  Average        Per Share
                                         Income       Shares            Amount        Income     Shares           Amount
                                         ------       ------            ------        ------     ------           ------
  Basic earnings per share
    Income available to common
      shareholders                     $ 3,037,972   4,864,383          $ .62       $ 2,652,668   5,064,971         $ .52
                                                                      =========                                   =========

  Effect of dilutive RRP awards
  and stock options                                     62,081                                          234
                                     ---------------------------                  ---------------------------

  Diluted earnings per  share
    Income available to  common
      shareholders and assumed
      conversions                      $ 3,037,972   4,926,464          $ .62       $ 2,652,668   5,065,205         $ .52
                                     ==========================================   =========================================



Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company was organized in September 1998. On December 30, 1998, it acquired the common stock of Lincoln Federal upon the conversion of Lincoln Federal from a federal mutual savings bank to a federal stock savings bank.

Lincoln Federal was originally organized in 1884 as Ladoga Federal Savings and Loan Association, located in Ladoga, Indiana. In 1979 Ladoga Federal merged with Plainfield First Federal Savings and Loan Association, a federal savings and loan association located in Plainfield, Indiana which was originally organized in 1896. Following the merger, the Bank changed its name to Lincoln Federal Savings and Loan Association and, in 1984, adopted its current name, Lincoln Federal Savings Bank. On September 26, 2000, the Company acquired Citizens Bancorp ("Citizens"), the holding company of Citizens Savings Bank of Frankfort ("Citizens Savings"), a federally chartered savings bank. Citizens was merged into the Company and Citizens Savings was merged into the Bank. CLSC, an Indiana corporation and wholly-owned subsidiary of Citizens Savings, will continue as a subsidiary of the Bank. Lincoln Federal currently conducts its business from eight full-service offices located in Hendricks, Montgomery, Clinton, Johnson and Morgan Counties, Indiana, with its main office located in Plainfield. Lincoln Federal opened its newest office in Greenwood, Indiana in September 2000. The merger of Citizens Savings into Lincoln Federal resulted in a second branch location in Frankfort, Indiana. The Bank's principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by first mortgage liens on one- to four-family residential real estate. Lincoln Federal's deposit accounts are insured up to applicable limits by the SAIF of the FDIC.

Lincoln Federal offers a number of financial services, including: (i) one- to four-family residential real estate loans; (ii) commercial real estate loans;
(iii) real estate construction loans; (iv) land loans; (v) multi-family residential loans; (vi) consumer loans, including home equity loans and automobile loans; (vii) commercial loans; (viii) money market demand accounts;
(ix) savings accounts; (x) checking accounts; (xi) NOW accounts; and (xii) certificates of deposit.

Lincoln Federal currently owns two subsidiaries, L-F Service, whose assets consist of an investment in Family Financial Life Insurance Company ("Family Financial") and in Bloomington Housing Associates, L.P. ("BHA"), and CLSC, which develops land for residential housing. Family Financial is an Indiana stock insurance company that primarily engages in retail sales of mortgage and credit insurance products in connection with loans originated by its shareholder financial institutions. BHA is an Indiana limited partnership that was organized to construct, own and operate a 130-unit apartment complex in Bloomington, Indiana (the "BHA Project"). Development of the BHA Project has been completed and is performing as planned.

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

Financial Condition

Assets totaled $499.2 million at September 30, 2001, a slight decrease from December 31, 2000 of $.8 million. Although asset totals remained relatively constant from the last year-end, a shift in the mix of assets has occurred primarily in net loans, up $10.6 million from year-end 2000; cash and interest-bearing deposits in other banks, up $8.0 million; and investment securities available for sale, down $19.3 million. All major categories of loans increased with the exception of residential real estate loans which decreased approximately $15.7 million from December 31, 2000. Most of the increase occurred in commercial loans which increased approximately $21.0 million.

Deposits totaled $261.1 million at September 30, 2001, an increase of $9.3 million or an annualized rate of 5% from December 31, 2000. The growth was in checking accounts up $1.9 million; savings up $2.8 million and money market funds up $4.7 million. Federal Home Loan Bank advances and repurchase agreements were reduced by $11.6 million to $141.4 million.

Shareholders' equity decreased $799,000 from $88.6 million at December 31, 2000 to $87.8 million at September 30, 2001. The decrease in shareholders' equity was primarily due to stock repurchases of $5.6 million and cash dividends of $1.3 million. These decreases were offset by net income for the nine months ended September 30, 2001 of $3.0 million, Employee Stock Ownership Plan ("ESOP") shares earned of $378,000, unearned compensation amortization of $529,000, stock options exercised of $207,000 and a $2.0 million reduction in unrealized losses on investment securities available for sale.

Comparison of Operating Results for the Three Months Ended September 30, 2001 and 2000

Net income for the three months ended September 30, 2001 was $1,000,000, or $.21 for both basic and diluted earnings per share. This compared to net income for the comparable period in 2000 of $654,000, or $.13 for both basic and diluted earnings per share. Return on assets was .78% and return on equity was 4.52% for the third quarter of 2001 compared to .61% and 3.00%, respectively, for the same period in 2000.

Net interest income for the third quarter of 2001 was $4,025,000 compared to $3,226,000 for the same period in 2000. Net interest margin was 3.26% for the three-month period ended September 30, 2001 compared to 3.06% for the same period in 2000. The average yield on earning assets decreased .26% for the third quarter 2001 compared to the same period in 2000. The average cost of interest-bearing liabilities decreased .84% from the third quarter of 2000 to the third quarter of 2001. This increased the Company's spread from 1.87% to 2.45%, or .58%.

The provision for loan losses for the third quarter 2001 was $89,000 compared to $119,000 for the same period in 2000. Nonperforming loans to total loans at September 30, 2001 were .30% compared to .69% at December 31, 2000, while nonperforming assets to total assets were .29% at September 30 compared to .47% at December 31, 2000. The allowance for loan losses as a percentage of loans at September 30, 2001 was .74% compared to .72% at December 31, 2000.

Other income for the three months ended September 30, 2001 was $591,000 compared to $188,000 for the same quarter of 2000. Service charges on deposit accounts were $174,000 in the third quarter of 2001, an increase of $91,000 from the third quarter of 2000. Mortgage loan sale income was $117,000 in the third quarter of 2001 compared to $1,000 for the same period of 2000. Due to an improvement in the operating performance of the limited partnerships during 2001, no losses on the investments were recorded during the third quarter of 2001 compared to $103,000 of losses for the same period in 2000.

Other expenses were $3.1 million for the three months ended September 30, 2001 compared to $2.4 million for the comparable three months of 2000. The increase in expenses was primarily the result of additional costs associated with the acquisition of Citizens Bancorp in September 2000, a new branch in Greenwood, Indiana, and key management additions.

Income taxes were 32% of pretax income for the third quarter of 2001 compared to 28% for the same period in 2000.

Comparison of Operating Results for the Nine Months Ended September 30, 2001 and 2000

Net income for the nine months ended September 30, 2001 was $3,038,000, or $.62 or both basic and diluted earnings per share. This compared to net income for the comparable period in 2000 of $2,653,000, of $.52 for both basic and diluted earnings per share. Return on assets was .79% and return on equity was 4.52% for the nine months ended September 30, 2001 compared to .84% and 4.05%, respectively, for the same period in 2000.

Net interest income for the nine months ended September 30, 2001 was $12,019,000 compared to $10,012,000 for the same period in 2000. Net interest margin was 3.24% for the nine-month period ended September 30, 2001 compared to 3.22% for the same period in 2000. The average yield on earning assets increased .02% for the nine months ended September 30, 2001 compared to the same period in 2000. The average cost of interest-bearing liabilities decreased .30% for the nine months ended September 30, 2001 compared to the same period in 2000. This increased spread from 2.06% to 2.38%, or .32%.

The provision for loan losses for the nine months ended September 30, 2001 was $227,000 compared to $168,000 for the same period in 2000.

Other income for the nine months ended September 30, 2001 was $1,431,000 compared to $489,000 for the same quarter of 2000. Service charges on deposit accounts were $486,000 for the nine months ended September 30, 2001, an increase of $252,000 from the comparable period in 2000. Mortgage loan sale income was $416,000 for the nine months ended September 30, 2001 compared to $1,000 for the same period of 2000. Due to an improvement in the operating performance of the limited partnerships during 2001, losses on the investments of $193,000 were recorded during the nine months ended September 30, 2001 compared to $308,000 of losses for the same period in 2000.

Other expenses were $8,727,000 for the nine months ended September 30, 2001 compared to $6,717,000 for the comparable nine months of 2000. The increase in expenses was primarily the result of additional costs associated with the acquisition of Citizens Bancorp in September 2000, a new branch in Greenwood, Indiana, and key management additions.

Income taxes were 32% of pretax income for the nine months ended September 30, 2001 compared to 27% for the same period in 2000. This difference from year to year was the result of a revision to the Indiana Code that permits financial institutions incorporated in Indiana to apportion income in the same manner as financial institutions incorporated in other states. This revision to the stature was made retroactive to January 1, 1999 and recognized as a single adjustment in 2000.

Asset Quality

Lincoln Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements. Special mention loans have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Lincoln Federal's credit position at some future date. Substandard loans are characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, however, their collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Lincoln Federal had $3.7 million and $2.6 million of loans classified as special mention as of September 30, 2001 and December 31, 2000, respectively. In addition, Lincoln Federal had $1.5 million and $2.3 million of loans classified as substandard at September 30, 2001 and December 31, 2000, respectively. At September 30, 2001 and December 31, 2000, no loans were classified as doubtful or loss. At September 30, 2001, and December 31, 2000, respectively, non-accrual loans were $1.0 million and $1.4 million. At September 30, 2001 and December 31, 2000, the allowance for loan losses was $2.5 million and $2.4 million, respectively or approximately .74% and .72% of loans, respectively.

Liquidity and Capital Resources

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision ("OTS") regulation at 4%. As of September 30, 2001, Lincoln Federal had liquid assets of $8.8 million and a liquidity ratio of 23.1%.

Impact of New Accounting Standards

Accounting for a Business Combination. Statement of Financial Accounting Standards ("SFAS") No. 141 requires that all business combinations should be accounted for using the purchase method of accounting; use of the pooling method is prohibited. A business combination occurs when an enterprise acquires all or a portion of the net assets that constitutes a business or the equity interests of one or more other enterprises and that enterprise obtains control over the other enterprise or enterprises. All two-party and multi-party business combinations, including "roll-up" and "put-together" transactions are included in the scope of this Statement.

This Statement requires that goodwill be initially recognized as an asset in the financial statement and measured as the excess of the cost of an acquired entity over the net of the amounts assigned to identifiable assets acquired and liabilities assumed. In addition, SFAS No. 141 requires all other intangibles, such as core deposit intangibles for a financial institution, to be identified.

The provisions of Statement No. 141 are effective for any business combination that is initiated after June 30, 2001.

Accounting for Goodwill. Under the provisions of SFAS No. 142, goodwill should not be amortized; instead, it should be tested for impairment at the reporting unit level. An impairment test of goodwill should be done on an annual basis unless events or circumstances indicate impairment has occurred in the interim period. The annual impairment test can be performed at any time during the year as long as the measurement date is used consistently from year to year.

Impairment testing is a two step process. The first step is a comparison of the reporting unit's fair value to its carrying amount, including its goodwill. If the reporting unit's fair value is greater than its carrying value, its goodwill is not impaired and no further comparisons are required. Companies should perform the first step of the impairment test on all goodwill within six months of initially applying the Statement. If the reporting unit's fair value is less than its carrying amount, the second step should be performed. The second step is to compare the fair value of goodwill to the carrying amount. If the fair value of goodwill is less than the carrying value, then the goodwill is deemed impaired and a loss recognized. Any impairment loss recognized as a result of completing the transitional impairment test should be treated as a change in accounting principle and recognized in the first interim period financial statements.

The provisions of Statement No. 142 would be effective for fiscal years beginning after December 15, 2001. Early adoption would be permitted for companies with a fiscal year beginning after March 15, 2001, provided, that the first quarter financial statements have not been previously issued. In all cases, the Statement must be adopted as of the beginning of a fiscal year. Goodwill and intangible assets acquired in a transaction completed after June 30, 2001, but before this Statement as initially applied would be accounted for in accordance with the amortization and nonamortization provisions of this Statement. The useful economic life of previously recognized intangible assets should be reassessed upon adoption of this Statement, and remaining amortization periods should be adjusted accordingly. Intangible assets deemed to have an indefinite life would no longer be amortized.


The Company will adopt these new accounting rules on January 1, 2002. As a result, the Company will no longer amortize the goodwill that it recorded on a certain acquisition prior to June 30, 2001, but will make an annual assessment of any impairment in goodwill and, if necessary, recognize an impairment loss at that time. The Company had goodwill amortization of $17,000 and $49,000 for the three and nine months ended September 30, 2001.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.


Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of June 30, 2001 and 2000, is an analysis performed by the OTS of Lincoln Federal's interest rate risk as measured by changes in Lincoln Federal's net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.

                                                June 30, 2001


                                 Net Portfolio Value                     NPV as % of PV of Assets
 Changes
 In Rates            $ Amount         $ Change         %Change            NPV Ratio          Change
 --------            --------         ---------        -------            ---------          ------
+300 bp                63,869          -31,492           -33%               13.16%           -495 bp
+200 bp                74,923          -20,438           -21%               15.00%           -310 bp
+100 bp                86,064           -9,297           -10%               16.75%           -135 bp
   0 bp                95,361                                               18.10%
-100 bp                99,305            3,944             4%               18.54%            +44 bp
-200 bp                98,537            3,176             3%               18.20%            +10 bp
-300 bp                95,448               86             0%               17.45%            -65 bp



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


Management believes at June 30, 2001 and September 30, 2001 there were no material changes in Lincoln Federal's interest rate sensitive instruments that would cause a material change in the market risk exposures, which affect the quantitative and qualitative risk disclosures as presented in Item 7A of the Company's Annual Report on Form 10-K for the period ended December 31, 2000.



PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

           None.

Item 2.    Changes in Securities and Use of Proceeds

           None.

Item 3.    Defaults Upon Senior Securities.

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information.

           None.

Item 6.    Exhibits and Reports on Form 8-K.

               (a) No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 LINCOLN BANCORP

Date: November 14, 2001            By:    /s/ T. Tim Unger
      -----------------                 ----------------------------------------

                                          T. Tim Unger
                                          President and Chief Executive Officer

Date: November 14, 2001            By:    /s/ John M. Baer
      -----------------                 ----------------------------------------

                                          John M. Baer
                                          Treasurer