Form 10-K
period 2001-12-31
LINCOLN BANCORP /IN/
filed 2002-03-29
CIK 1070259

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _______________

Commission File Number 000-25219

                                 LINCOLN BANCORP
             (Exact name of registrant as specified in its charter)

                  INDIANA                                  35-2055553
       (State or other Jurisdiction              (I.R.S. Employer Identification
     of Incorporation or Organization)                       Number)

1121 East Main Street, Plainfield, Indiana                    46168
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the issuer's voting stock held by non-affiliates, as of February 18, 2002, was $67,850,000.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of March 25, 2002, was 5,032,821 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2001, are incorporated into Part II.

Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated in Part I and Part III.

                            Exhibit Index on Page E-1
                               Page 1 of 37 pages

                                LINCOLN BANCORP
                                   Form 10-K
                                     INDEX

                                                                            Page

FORWARD LOOKING STATEMENT......................................................3

PART I
 Item 1.    Business...........................................................3
 Item 2.    Properties........................................................32
 Item 3.    Legal Proceedings.................................................33
 Item 4.    Submission of Matters to a Vote of Security Holders...............33
 Item 4.5.  Executive Officers of the Registrant..............................33

PART II
 Item 5.    Market for Registrant's Common Equity
                and Related Shareholder Matters...............................34
 Item 6.    Selected Financial Data...........................................34
 Item 7.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations.................34
 Item 7A.   Quantitative and Qualitative Disclosures about Market Risks.......34
 Item 8.    Financial Statements and Supplementary Data.......................34
 Item 9.    Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure........................34
PART III
 Item 10.   Directors and Executive Officers of Registrant....................34
 Item 11.   Executive Compensation............................................34
 Item 12.   Security Ownership of Certain Beneficial Owners and Management....34
 Item 13.   Certain Relationships and Related Transactions....................34

PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K....35

SIGNATURES....................................................................36

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

Item 1.  Business

General

     Lincoln Bancorp (the "Holding Company" and together with the Bank, as defined below, the "Company") is an Indiana corporation organized in September 1998 to become a savings and loan holding company upon its acquisition of all the issued and outstanding capital stock of Lincoln Federal Savings Bank ("Lincoln Federal" or the "Bank") in connection with the Bank's conversion from mutual to stock form. The Holding Company became the Bank's holding company on December 30, 1998. The principal asset of the Holding Company currently consists of 100% of the issued and outstanding shares of capital stock, $.01 par value per share, of the Bank. Lincoln Federal was originally organized in 1884 as
Ladoga Federal Savings and Loan Association ("Ladoga Federal"), located in Ladoga, Indiana. In 1979, Ladoga Federal merged with Plainfield First Federal Savings and Loan Association, a federal savings and loan association located in Plainfield, Indiana which was originally organized in 1896. Following the merger, the Bank changed its name to Lincoln Federal Savings and Loan Association and, in 1984, adopted its current name, Lincoln Federal Savings Bank. On September 26, 2000, the Company acquired Citizens Bancorp ("Citizens"), the holding company of Citizens Savings Bank of Frankfort ("Citizens Savings"), a federally chartered savings bank. Citizens was merged into the Company and Citizens Savings was merged into the Bank. Citizens Loan and Service Corporation ("CLSC"), an Indiana corporation and wholly-owned subsidiary of Citizens Savings, will continue as a subsidiary of the Bank. At December 31, 2001, Lincoln Federal conducted its business from eight full-service offices located in Hendricks, Montgomery, Clinton, Johnson and Morgan Counties, Indiana, with its main office located in Plainfield. Lincoln Federal opened its newest office in Greenwood, Indiana in September 2000. Also, in connection with the acquisition of Citizens, Lincoln Federal added a second branch office in Frankfort, Indiana. During 2001, Lincoln Federal purchased land in Greenwood for a new branch to open in September 2002. The Bank's principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by first mortgage liens on one- to four-family residential real estate. Lincoln Federal's deposit accounts are insured up to applicable limits required by the SAIF of the FDIC.

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

Lending Activities

     The Bank has historically concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of Lincoln Federal's loan origination activities, representing 59.1% of its total loan portfolio at December 31, 2001. Lincoln Federal also offers commercial real estate loans, real estate construction loans and consumer loans. To a lesser extent, Lincoln Federal also offers multi-family loans, land loans and commercial operating loans. Commercial real estate loans totaled approximately 14.4% of the Bank's total loan portfolio, and real estate construction loans totaled approximately 7.3% of Lincoln Federal's total loans as of December 31, 2001. Consumer loans were 13.5% of the loan portfolio at December 31, 2001.

     Loan Portfolio Data. The following table sets forth the composition of Lincoln Federal's loan portfolio (including loans held for sale) by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan fees and loans in process.


                                                                                At December 31,
                                   -------------------------------------------------------------------------------------------------
                                           2001                  2000                1999                  1998             1997
                                   -------------------   ------------------  -----------------   ---------------- ------------------
                                              Percent              Percent            Percent             Percent          Percent
                                     Amount   of Total   Amount    of Total  Amount   of Total   Amount  of Total Amount   of Total
                                     ------   --------   ------    --------  ------   --------   ------  -------- ------   --------
                                                                        (Dollars in thousands)
TYPE OF LOAN
Real estate mortgage loans:
   One-to-four-family residential  $214,902   59.12%   $231,157    68.44%  $175,095    72.18%  $152,893    76.19% $205,976    81.03%
   Multi-family.................      5,795    1.59       2,606      .77      1,029      .42      1,022      .51     1,133      .45
   Commercial real estate.......     52,176   14.35      31,784     9.41     16,073     6.63     14,548     7.25    14,914     5.87
   Construction.................     26,681    7.34      24,843     7.36     18,127     7.47      7,411     3.69     9,912     3.90
   Land.........................      5,367    1.48       4,692     1.39      3,609     1.49      2,664     1.33     1,455      .57
Commercial......................      9,614    2.65       2,796      .83         91      .04        122      .06       242      .10
Consumer loans:
   Home equity and second mortgages  37,724   10.38      32,572     9.64     24,272    10.01     18,482     9.21    17,218     6.77
   Other........................     11,227    3.09       7,287     2.16      4,282     1.76      3,532     1.76     3,340     1.31
                                   --------  ------    --------   ------   --------   ------   --------   ------  --------   ------
     Gross loans receivable.....   $363,486  100.00%   $337,737   100.00%  $242,578   100.00%  $200,674   100.00% $254,190   100.00%
                                   ========  ======    ========   ======   ========   ======   ========   ======  ========   ======

TYPE OF SECURITY
   One-to-four-family
     residential real estate (1)   $266,682   73.37%   $278,379    82.43%  $209,379    86.31%  $177,837    88.62% $232,966    91.65%
   Multi-family real estate.....      5,795    1.59       2,606      .77      1,029      .43      1,022      .51     1,133      .45
   Commercial real estate.......     64,801   17.83      41,977    12.43     24,188     9.97     15,498     7.72    15,054     5.92
   Land.........................      5,367    1.48       4,692     1.39      3,609     1.49      2,664     1.33     1,455      .57
   Deposits.....................        427     .12         856      .25        675      .28        962      .48     1,106      .44
   Auto.........................      9,614    2.64       5,303     1.57      3,006     1.24      2,127     1.06     2,041      .80
   Other security...............     10,317    2.84       3,349      .99        491      .20        475      .24       426      .17
   Unsecured....................        483     .13         575      .17        201      .08         89      .04         9       --
                                   --------  ------    --------   ------   --------   ------   --------   ------  --------   ------
     Gross loans receivable.....    363,486  100.00     337,737   100.00    242,578   100.00    200,674   100.00   254,190   100.00
Deduct:
Allowance for loan losses.......      2,648     .73       2,367      .70      1,761      .73      1,512      .75     1,361      .54
Deferred loan fees (1)..........        515     .14         936      .28        822      .34        893      .45     1,690      .66
Loans in process................      5,307    1.46       8,243     2.44      6,995     2.88      2,348     1.17     2,504      .99
                                   --------  ------    --------   ------   --------   ------   --------   ------  --------   ------
   Net loans receivable.........   $355,016   97.67%   $326,191    96.58%  $233,000    96.05%  $195,921    97.63% $248,635    97.81%
                                   ========  ======    ========   ======   ========   ======   ========   ======  ========   ======
Mortgage Loans:
   Adjustable-rate..............   $103,234   30.13%   $119,445    36.45%  $ 68,452    28.74%    56,014    28.43% $ 95,106    37.95%
   Fixed-rate...................    239,411   69.87     208,209    63.55    169,753    71.26    141,006    71.57   155,502    62.05
                                   --------  ------    --------   ------   --------   ------   --------   ------  --------   ------
     Total......................   $342,645  100.00%   $327,654   100.00%  $238,205   100.00%  $197,020   100.00% $250,608   100.00%
                                   ========  ======    ========   ======   ========   ======   ========   ======  ========   ======

     The following table sets forth certain information at December 31, 2001, regarding the dollar amount of loans maturing in Lincoln Federal's loan portfolio based on the contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.


                                                                   Due During Years Ended December 31,
                                    Balance    -----------------------------------------------------------------------
                                Outstanding at                                 2005      2007      2012        2017
                                 December 31,                                   to        to        to          and
                                     2001        2002      2003     2004       2006      2011      2016      following
                                -------------- -------   -------   -------    -------   -------   -------    ---------
                                                                        (In thousands)
Real estate mortgage loans:
   One- to four-family
     residential loans..........   $214,902    $    39   $    63   $   287    $ 1,588   $16,975   $58,544     $137,406
   Multi-family loans...........      5,795         23        --       299      1,978     2,050     1,299          146
   Commercial real estate loans.     52,176      5,985     5,585     3,520     22,446     7,893     3,908        2,839
   Construction loans...........     26,681     21,012     5,669        --         --        --        --           --
   Land loans...................      5,367      2,606       120     1,715        584        78       264           --
   Commercial...................      9,614      4,029       130     2,028      1,820     1,607        --           --
Consumer loans:
   Installment  loans...........     10,800        886     1,794     1,681      6,191       248        --           --
   Loans secured by deposits....        427        202        98        45         82        --        --           --
   Home equity loans and
     and second mortgages.......     37,724      1,761       144       919      3,102    25,022     5,279        1,497
                                   --------    -------   -------   -------    -------   -------   -------     --------
     Total consumer loans.......     48,951      2,849     2,036     2,645      9,375    25,270     5,279        1,497
                                   --------    -------   -------   -------    -------   -------   -------     --------
       Total........ ...........   $363,486    $36,543   $13,603   $10,494    $37,791   $53,873   $69,294     $141,888
                                   ========    =======   =======   =======    =======   =======   =======     ========


     The following table sets forth, as of December 31, 2001, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.



                                                                            Due After December 31, 2002
                                                                   ----------------------------------------------
                                                                   Fixed Rates     Variable Rates         Total
                                                                   -----------     --------------        --------
                                                                                   (In thousands)
Real estate mortgage loans:
   One- to four-family residential loans......................         162,829           52,034           214,863
   Multi-family loans.........................................           2,411            3,361             5,772
   Commercial real estate loans...............................          36,684            9,507            46,191
   Construction loans.........................................           5,669               --             5,669
   Land loans.................................................           2,760               --             2,760
Commercial....................................................           5,451              135             5,586
Consumer Loans:
   Installment loans..........................................           9,914               --             9,914
   Loans secured by deposits..................................             225               --               225
   Home equity loans and second mortgages.....................          11,651           24,312            35,963
                                                                       -------           ------           -------
     Total Consumer Loans.....................................          21,790           24,311            46,102
                                                                       -------           ------           -------
        Total Loans...........................................         237,594           89,349           326,943
                                                                       =======           ======           =======


     One- to Four-Family Residential Loans. Lincoln Federal's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in its primary market area. Lincoln Federal generally does not originate one- to four-family residential mortgage loans if the ratio of the loan amount to the lesser of the current cost or appraised value of the property (the "Loan-to-Value Ratio") exceeds 95%. Lincoln Federal requires private mortgage insurance on loans with a Loan-to-Value Ratio in excess of 80%. The cost of such insurance is factored into the annual percentage rate on such loans. Lincoln Federal's underwriting criteria for one- to four-family residential loans include the value of the underlying collateral, such as the income, debt-to-income ratio, stability of earnings and past credit history of a potential borrower, in making credit decisions. These underwriting criteria are based upon FHLMC lending guidelines. The Bank originates fixed-rate loans which provide for the payment of principal and interest over a period of up to 30 years.

     Lincoln Federal also offers adjustable-rate mortgage ("ARM") loans pegged to the one-, three- and five-year U.S. Treasury securities yield adjusted to a constant maturity. Lincoln Federal no longer offers adjustable rate loans with interest rates pegged to the 11th District Cost of Funds Index ("COFI") because COFI adjusts less rapidly to changes in interest rates compared to other indices. Lincoln Federal may offer discounted initial interest rates on ARM loans, but requires that the borrower qualify for the loan at the fully-indexed rate (the index rate plus the margin). A substantial portion of the ARM loans in the Bank's portfolio at December 31, 2001 provide for maximum rate adjustments per year and over the life of the loan of 2% and 6%, respectively. Lincoln Federal's residential ARM loans are amortized over terms up to 30 years.

     In two separate transactions in August 1997 and April 1998, Lincoln Federal securitized approximately $41.1 million of the COFI loans in its portfolio and sold the resulting mortgage-backed securities on the secondary market. In June 1998 Lincoln Federal sold in a direct, whole-loan sale to a private investor an additional $19.3 million of COFI loans. Following the closing of this whole-loan sale, the amount of COFI loans in Lincoln Federal's portfolio was reduced to $4.8 million. Lincoln Federal also pooled $75.0 million of fixed-rate one- to four-family residential loans into FHLMC mortgage-backed securities. Lincoln Federal sold on the secondary market $34.3 million of these securities which were backed by lower-yielding, fixed-rate loans. During 2000, Lincoln Federal made certain fixed-rate one- to four-family residential loans with the intent of pooling these loans into FHLMC mortgage-backed securities. During 2000, Lincoln Federal securitized $5.0 million of such loans. During 2001, Lincoln Federal did not securitize any additional one- to four-family loans into FHLMC mortgage-backed securities. At December 31, 2001, Lincoln Federal continued to hold in its investment portfolio approximately $13.5 million (amortized cost) of these securities that are backed by higher-yielding, fixed-rate mortgage loans that it originated.

     With the exception of the loans that were securitized during 1997 and 1998 and in the whole-loan sale in 1998, Lincoln Federal determines when it originates a one- to four-family residential loan whether it intends to hold the loan until maturity or sell it in the secondary market. Lincoln Federal generally securitizes or sells on the secondary market all of the fixed-rate loans that it originates with terms of 15 or more years that are written to FHLMC standards, and retains in its loan portfolio any loans that it originates that are not written to FHLMC standards. Lincoln Federal retains the servicing rights on nearly all the loans that it sells.

     ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower also increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2001, approximately 24.2% of Lincoln Federal's one- to four-family residential loans had adjustable rates of interest.

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

     At December 31, 2001, approximately $214.9 million, or 59.1% of Lincoln Federal's portfolio of loans, consisted of one- to four-family residential loans. Approximately $1.1 million, or .5% of total residential loans, were included in non-performing assets as of that date.

     Commercial Real Estate and Multi-Family Loans. Lincoln Federal's commercial real estate loans are secured by churches, warehouses, office buildings, hotels and other commercial properties. Lincoln Federal generally issues commercial real estate loans as five-year balloon loans amortized over a 15- or 20-year period, with an adjustable interest rate indexed primarily to the prime rate. At December 31, 2001 Lincoln Federal had $29.1 million in outstanding balloon loans secured by commercial and multi-family real estate. Lincoln Federal generally requires a Loan-to-Value Ratio of at least 80% on commercial real estate loans, although it may make loans with a higher Loan-to-Value Ratio on loans secured by owner-occupied commercial real estate or by multi-family residential properties.

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

     At December 31, 2001 Lincoln Federal's largest commercial real estate borrower had a single loan outstanding in the amount of $3.3 million which was secured by a church located in Plainfield, Indiana. At December 31, 2001, approximately $52.2 million, or 14.4% of Lincoln Federal's total loan portfolio, consisted of commercial real estate loans. On the same date, there were no commercial real estate loans included in non-performing assets.

     At  December  31,  2001,  approximately  $5.8  million,  or 1.6% of Lincoln
Federal's total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). Lincoln Federal writes multi-family loans on terms and conditions similar to its commercial real estate loans. The largest multi-family loan as of December 31, 2001 was $1.8 million and was secured by an apartment complex in Fortville, Indiana. On the same date, there were no multi-family loans included in non-performing assets.

     Multi-family loans, like commercial real estate loans, involve greater risk than do residential loans. Also, the loan-to-one-borrower limitation limits Lincoln Federal's ability to make loans to certain developers of apartment complexes and other multi-family units.

     Construction Loans. Lincoln Federal offers construction loans to developers for the acquisition and development of residential and nonresidential real estate and to builders of one- to four-family residential properties. A significant portion of these loans are made on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer). At December 31, 2001, approximately $26.7 million, or 7.3% of Lincoln Federal's total loan portfolio, consisted of construction loans. Of these loans, approximately $6.6 million were for the acquisition and development of residential housing developments, $7.5 million financed the construction of one- to four-family residential properties and $12.6 million financed the construction of commercial real estate. As of December 31, 2001, Lincoln Federal's largest construction loan relationship had a balance of $2.5 million and was secured by a motel located in Indianapolis, Indiana. Also on that date, no construction loans were included in non-performing assets.

     Construction loans on residential properties where the borrower has entered into a verifiable sales contract to a non-related party to purchase the completed home may be made with a maximum Loan-to-Value Ratio of the lesser of 90% of the price stipulated in the sales contract or 80% of the appraised value of the property. With respect to residential properties constructed on a speculative basis, Lincoln Federal generally requires a Loan-to-Value Ratio of 75% of the "as completed" appraised value of the property. Although speculative loans make up a significant percentage of Lincoln Federal's construction loan portfolio, Lincoln Federal generally will finance only one speculative construction project per builder. Residential construction loans are generally written with a fixed rate of interest and for an initial term of six months. Lincoln Federal generally offers construction loans on commercial land development projects with a maximum Loan-to-Value Ratio of 75% of the appraised value of the property or 80% of the property's cost plus 80% of the cost of verifiable improvements to the property. The term of construction loans on commercial real estate properties generally do not to exceed 24 months.

     Construction loans provide a comparable, and in some cases higher, yield than a conventional mortgage loan, however, they also involve a higher degree of risk. For example, if a project is not completed and the borrower defaults, Lincoln Federal may have to hire another contractor to complete the project at a higher cost. Also, a project may be completed, however, it may not be salable, which might cause the borrower to default on the loan and require Lincoln Federal take title to the project.

     Land Loans. At December 31, 2001, approximately $5.4 million, or 1.5% of Lincoln Federal's total loan portfolio, consisted of mortgage loans secured by undeveloped real estate. Lincoln Federal requires a maximum Loan-to-Value Ratio of 65% of the appraised value of the land or 90% of the cost of the undeveloped land for pre-development land acquisition loans. Lincoln Federal writes these loans for a maximum term of 12 months. At December 31, 2001, the Bank's largest land loan relationship totaled $884,000 and was secured by undeveloped land located in Plainfield, Indiana.

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

     Consumer Loans. Lincoln Federal's consumer loans consist of variable- and fixed-rate home equity loans; lines of credit; automobile, recreational vehicle, boat and motorcycle loans; and loans secured by deposits. Lincoln Federal generally does not make indirect consumer loans. Consumer loans generally have shorter terms and higher yields than permanent residential mortgage loans. At December 31, 2001, Lincoln Federal's consumer loans aggregated approximately $49.0 million, or 13.5% of Lincoln Federal's total loan portfolio. Included in consumer loans at December 31, 2001 were $24.4 million of variable-rate home equity lines of credit. These variable-rate loans improve Lincoln Federal's exposure to interest rate risk.

     Lincoln Federal's home equity lines of credit and fixed-term loans are generally written for up to 95% of the available equity (the appraised value of the property less any first mortgage amount) if Lincoln Federal holds the first mortgage, and up to 90% of the available equity if Lincoln Federal does not hold the first mortgage. Lincoln Federal's home equity and second mortgage loans increased significantly from $18.5 million at December 31, 1998 to $37.7 million at December 31, 2001, primarily as the result of a marketing campaign directed at its existing customers. Lincoln Federal generally will write automobile loans for up to 100% of the acquisition price for a new automobile and up to the NADA retail value for a used automobile. New car loans are written for terms of up to 60 months and used car loans are written for terms up to 48 months, depending on the age of the car. Loans for recreational vehicles and boats are written for no more than 80% of the purchase price or "verified value," whichever is less, for a maximum term of 120 months and 84 months, respectively. Motorcycle loans are written for no more than 75% of the purchase price or "verified value" with a term not to exceed 48 months. All of Lincoln Federal's consumer loans have a fixed rate of interest except for home equity lines of credit, which are offered at a variable rate. At December 31, 2001, consumer loans in the amount of $73,000 were included in non-performing assets.

     Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral under a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections depend on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

     Commercial Loans. Lincoln Federal offers commercial loans, which consist primarily of loans to businesses that are secured by assets other than real estate. As of December 31, 2001, commercial loans amounted to $9.6 million. Commercial loans generally bear greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Although commercial loans have not historically comprised a large portion of Lincoln Federal's loan portfolio, Lincoln Federal has increased the amount of loans it has made to small businesses in order to increase its rate of return and diversify its portfolio. As of December 31, 2001, none of Lincoln Federal's commercial loans were included in nonperforming assets.

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

     Lincoln Federal's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, the Bank evaluates the employment and credit history and information on the historical and projected income and expenses of its borrowers.

     Lincoln Federal generally requires appraisals on all real property securing its first-mortgage loans and requires title insurance and a valid lien on the mortgaged real estate. Appraisals for all real property securing first-mortgage loans are performed by independent appraisers who are state-licensed. Lincoln Federal requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan and also requires flood insurance to protect the property, which secures its interest, if the property is in a flood plain. Lincoln Federal also generally requires private mortgage insurance for all residential mortgage loans with Loan-to-Value Ratios of greater than 80%. Lincoln Federal generally requires escrow accounts for insurance premiums and taxes for residential mortgage loans that it originates.

     Lincoln Federal's underwriting standards for consumer loans are intended to protect against some of the risks inherent in making consumer loans. Borrower character, paying habits, length of employment and financial strengths are important considerations.

     Lincoln Federal occasionally purchases participation interests in loans originated by other financial institutions in order to diversify its portfolio, supplement local loan demand and to obtain more favorable yields. The participations that Lincoln Federal purchases normally represent a portion of residential or commercial real estate loans originated by other Indiana financial institutions, most of which are secured by property located in Indiana. As of December 31, 2001, Lincoln Federal had $20.2 million loan participations in its asset portfolio.

     The following table shows loan origination and repayment activity for Lincoln Federal during the periods indicated:


                                                                               Year Ended December 31,
                                                                      -------------------------------------------
                                                                        2001             2000              1999
                                                                      --------         --------          --------
                                                                                   (In thousands)

Gross loans receivable at beginning of period.................        $337,737         $242,578          $200,674
Loans Originated:
     Real estate mortgage loans:
       One-to-four family loans (1)...........................          66,985           43,987            58,215
       Multi-family loans.....................................           3,682              430               282
       Commercial real estate loans...........................          23,543            9,467             4,746
       Construction loans.....................................          16,542           18,098            13,469
       Land loans.............................................           6,951            6,938             3,435
     Commercial loans.........................................          10,373            3,139                43
     Consumer loans...........................................          32,735           19,748            17,484
                                                                      --------         --------          --------
         Total originations...................................         160,811          101,807            97,674
                                                                      --------         --------          --------
Purchases (sales) of participation loans, net.................         (14,924)          (2,724)            6,157
Transfer from Citizens merger.................................              --           56,599                --
Reductions:
     Repayments and other deductions..........................         119,616           60,111            61,709
     Transfers from loans to real estate owned................             522              412               218
                                                                      --------         --------          --------
       Total reductions.......................................         120,138           60,523            61,927
                                                                      --------         --------          --------
         Total gross loans receivable at end of period........        $363,486         $337,737          $242,578
                                                                      ========         ========          ========

-----------------------------
(1)      Includes certain home equity loans.

     Lincoln Federal's total loan originations during the year ended December 31, 2001 totaled $160.8 million, compared to $101.8 million during the year ended December 31, 2000 and $97.7 million for the year ended December 31, 1999.

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

Non-Performing and Problem Assets

     After a mortgage loan becomes 10 days past due, Lincoln Federal delivers a delinquency notice to the borrower. When loans are 30 to 60 days in default, Lincoln Federal sends additional delinquency notices and telephone calls are placed with the borrower to establish an acceptable repayment schedule. When loans become 60 days in default, Lincoln Federal again contacts the borrower to establish an acceptable repayment schedule. When a mortgage loan is 90 days delinquent, Lincoln Federal will have either entered into a workout plan with the borrower or referred the matter to its attorney for collection. Management is authorized to commence foreclosure proceedings for any loan upon making a determination that it is prudent to do so.

     Lincoln Federal reviews mortgage loans on a regular basis and places one- to four-family residential loans on a non-accrual status when they become 120 days delinquent. Other loans are placed on a non-accrual status when they become 90 days delinquent. Generally, when loans are placed on a non-accrual status, unpaid accrued interest is written off.

     Non-performing Assets. At December 31, 2001, $1.7 million, or .34%, of Lincoln Federal's total assets, were non-performing (non-performing loans and non-accruing loans) compared to $2.4 million, or .47%, of its total assets at December 31, 2000. At December 31, 2001, residential loans accounted for $1.1 million of Lincoln Federal's non-performing assets, construction loans accounted for $150,000 of its non-performing assets, and consumer loans accounted for $73,000 of non-performing assets. Lincoln Federal had real estate owned ("REO") properties in the amount of $356,000 as of December 31, 2001.

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


                                                                            At December 31,
                                                        -------------------------------------------------------
                                                         2001        2000         1999        1998        1997
                                                        ------      ------       ------      ------      ------
                                                                         (Dollars in thousands)
Non-performing assets:
   Non-performing loans............................     $1,297      $2,263       $1,105      $1,292      $3,257
   Troubled debt restructurings....................         --          --           --          --         367
                                                        ------      ------       ------      ------      ------
     Total non-performing loans....................      1,297       2,263        1,105       1,292       3,624
   Foreclosed real estate..........................        356         103           42         103          45
                                                        ------      ------       ------      ------      ------
Total non-performing assets........................     $1,653      $2,366       $1,147      $1,395      $3,669
                                                        ======      ======       ======      ======      ======
Non-performing loans to total loans................        .36%        .69%         .47%        .65%       1.45%
Non-performing assets to total assets..............        .34%        .47%         .28%        .38%       1.14%


     Interest income of $70,000 for the year ended December 31, 2001, was recognized on the non-performing loans summarized above. Interest income of $103,000 for the year ended December 31, 2001, would have been recognized under the original loan terms of these loans.

     At December 31, 2001, Lincoln Federal held loans delinquent from 30 to 89 days totaling $6.8 million. As of that date, Lincoln Federal was not aware of any other loans in which borrowers were experiencing financial difficulties and was not aware of any assets that would need to be disclosed as non-performing assets.

     Delinquent Loans. The following table sets forth certain information at December 31, 2001, 2000 and 1999, relating to delinquencies in Lincoln Federal's portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.




                                 At December 31, 2001                    At December 31, 2000
                       -------------------------------------------------------------------------------
                           30-89 Days       90 Days or More        30-89 Days       90 Days or More
                       ------------------  ------------------  ------------------  ------------------
                                Principal           Principal           Principal           Principal
                        Number   Balance    Number   Balance    Number   Balance    Number   Balance
                       of Loans  of Loans  of Loans  of Loans  of Loans  of Loans  of Loans  of Loans
                       -------- ---------  -------- ---------  -------- ---------  -------- ---------
                                                                    (Dollars in thousands)
Residential
 mortgage loans...        73     $3,358       22      $1,074     139     $ 5,851     38      $1,898
Commercial
 real estate loans         3        873       --          --       6         452     --          --
Multi-family
 mortgage loans...        --         --       --          --      --          --     --          --
Construction loans..       2        671        1         150       6       2,890      1         190
Land loans..........       3        932       --          --       4         919     --          --
Commercial loan.....       3        404       --          --       5         275     --          --
Consumer loans......      31        570        5          73      75         725     27         175
                         ---     ------       --      ------     ---     -------     --      ------
   Total..........       115     $6,808       28      $1,297     235     $11,112     66      $2,263
                         ===     ======       ==      ======     ===     =======     ==      ======
Delinquent loans to
 total loans......                                      2.23%                                  4.07%
                                                        ====                                   ====



                                  At December 31, 1999
                       ---------------------------------------
                           30-89 Days         90 Days or More
                        ------------------  ------------------
                                 Principal           Principal
                         Number   Balance    Number   Balance
                        of Loans  of Loans  of Loans  of Loans
                        -------- ---------  -------- ---------

Residential
 mortgage loans...         88     $3,912        16   $  722
Commercial
 real estate loans         --         --        --       --
Multi-family
 mortgage loans...         --         --        --       --
Construction loans..        1        112         2      301
Land loans..........       --         --        --       --
Commercial loan.....       --         --        --       --
Consumer loans......       17         80         5       55
                          ---     ------        --   ------
   Total..........        106     $4,104        22   $1,078
                          ===     ======        ==   ======
Delinquent loans to
 total loans......                                     2.21%
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

Allowance for Loan Losses

     The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The allowance for loan losses is determined in conjunction with Lincoln Federal's review and evaluation of current economic conditions (including those of its lending area), changes in the character and size of its loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, Lincoln Federal's allowance for loan losses is adequate to absorb probable losses inherent in the loan portfolio at December 31, 2001. However, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect its loan portfolio.

     Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the past five fiscal years ended December 31, 2001.



                                                                         Year Ended December 31,
                                                         -------------------------------------------------------
                                                         2001         2000        1999        1998        1997
                                                         ------      ------       ------      ------      ------
                                                                         (Dollars in thousands)

Balance at beginning of period.....................      $2,367      $1,761       $1,512      $1,361      $1,241
Transfer from Citizens merger......................          --         343           --          --          --
Charge-offs:
   One- to four-family residential
     mortgage loans................................         (60)         (5)         (79)        (31)         --
   Commercial real estate mortgage loans...........          --          --           --        (178)         --
   Construction loans..............................          --          --           --        (301)         --
   Consumer loans..................................        (266)       (139)         (62)        (25)         --
                                                         ------      ------       ------      ------      ------
     Total charge-offs.............................        (326)       (144)        (141)       (357)       (178)
                                                         ------      ------       ------      ------      ------
Recoveries:
   One- to four-family residential
     mortgage loans................................          18          79           --          15          --
   Commercial real estate mortgage loans...........           4           4            4           1          --
   Construction loans..............................          --          --           --         301          --
   Consumer loans..................................          97          41            2          18          --
                                                         ------      ------       ------      ------      ------
     Total recoveries..............................         119         124            6         335          --
                                                         ------      ------       ------      ------      ------
   Net charge-offs.................................        (207)        (20)        (135)        (22)       (178)
                                                         ------      ------       ------      ------      ------
Provision for losses on loans......................         488         283          384         173         298
                                                         ------      ------       ------      ------      ------
   Balance end of period...........................      $2,648      $2,367       $1,761      $1,512      $1,361
                                                         ======      ======       ======      ======      ======
Allowance for loan losses as a percent of
         total loans outstanding    ...............          74%        .72%         .75%        .77%        .54%
Ratio of net charge-offs to average
   loans outstanding...............................         .06%         --          .06%        .01%        .06%


     Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of Lincoln Federal's allowance for loan losses at the dates indicated.



                                                                     At December 31,
                                          ------------------------------------------------------------------------------------------
                                                2001             2000            1999                  1998            1997
                                          ---------------  ---------------- ----------------     ---------------- ------------------
                                                 Percent           Percent          Percent              Percent           Percent
                                                 of loans          of loans         of loans             of loans          of loans
                                                  in each          in each          in each              in each           in each
                                                 category          category         category             category          category
                                                 to total          to total          total               to total          to total
                                          Amount   loans   Amount   loans   Amount   loans        Amount   loans   Amount    loans
                                          ------ --------  ------  -------- ------  --------      ------ --------  ------  --------
                                                                (Dollars in thousands)
Balance at end of period applicable to:
   Real estate mortgage loans:
     One- to four-family residential      $  674  59.12% $  856     68.44%  $  718   72.18%       $  600   76.19%  $  401    81.03%
     Multi-family.................            58   1.59      26       .77       10     .42            10     .51       11      .45
Commercial........................           707  14.35     420      9.41      241    6.63           218    7.25      221     5.87
     Construction loans...........           261   7.34     201      7.36      230    7.47           113    3.69      249     3.90
     Land loans...................            68   1.48      73      1.39       54    1.49            40    1.33       15      .57
   Commercial loans...............           122   2.65      29       .83        1     .04             2     .06       11      .10
   Consumer loans.................           758  13.47     642     11.80      436   11.77           349   10.97      268     8.08
   Unallocated....................            --     --     120        --       70      --           180     --       185       --
                                          ------ ------  ------    ------   ------  ------        ------  ------   ------   ------
Total............................         $2,648 100.00% $2,367    100.00%  $1,761  100.00%       $1,512  100.00%  $1,361   100.00%
                                          ====== ======  ======    ======   ======  ======        ======  ======   ======   ======

Investments

     Investments. During the third quarter of 1997, the Bank adopted a revised investment policy that authorizes investments in U.S. Treasury securities, securities guaranteed by the Government National Mortgage Association ("GNMA"), securities issued by agencies of the U.S. Government, mortgage-backed securities issued by the FHLMC or the Federal National Mortgage Association ("FNMA") and in highly-rated mortgage-backed securities, collateralized mortgage obligations and investment-grade corporate debt securities. This revised policy permits the Bank's management to react quickly to market conditions. Most of the securities in its portfolio are considered available-for-sale. At December 31, 2001, Lincoln Federal's investment portfolio consisted of investments in mortgage-backed securities, corporate securities, federal agency securities, FHLB stock, an investment in Pedcor Investments - 1987 - I, L.P., an investment in Bloomington Housing Associates, L.P., and an investment in an insurance company. See "-Investments in Multi-Family, Low- and Moderate-Income Housing Projects" and "Service Corporation Subsidiary." At December 31, 2001, approximately $109.7 million, or 22.3%, of Lincoln Federal's total assets consisted of such investments. The Bank also had $9.9 million in interest-earning deposits with the FHLB-Indianapolis and other financial institutions as of that date. As of that date, Lincoln Federal also had pledged as collateral, investment securities with a carrying value of $65.8 million, including $49.6 million in mortgage-backed securities and $16.2 million in other securities.

     Investment Securities. The following table sets forth the amortized cost and the market value of Lincoln Federal's investment portfolio at the dates indicated.


                                                                        At December 31,
                                                        2001                   2000                  1999
                                                -------------------    -------------------    ------------------
                                                Amortized    Market    Amortized    Market    Amortized   Market
                                                  Cost       Value        Cost      Value       Cost      Value
                                                ---------   -------    ---------    ------    ---------   ------
                                                                         (In thousands)
Investment securities available for sale:
   Federal agencies..........................   $ 16,191    $16,162    $ 46,376   $ 44,615   $ 45,992    $ 41,606
   Mortgage-backed securities................     58,259     59,017      67,072     66,418     85,016      81,596
   Corporate debt obligations................     23,251     22,428      23,253     22,392     23,256      22,673
   Marketable equity securities..............        252        252         234        234         --          --
                                                --------    -------    --------   --------   --------    --------
     Total investment securities
          available for sale.................     97,953     97,859     136,935    133,659    154,264     145,875
Investment securities held to maturity-
   Municipals................................      1,800      1,800         500        500        500         498
                                                --------    -------    --------   --------   --------    --------
     Total investment securities.............     99,753     99,659     137,435    134,159    154,764     146,373
Investment in limited partnerships...........      1,535         (1)      1,693         (1)     2,064          (1)
Investment in insurance company..............        650         (1)        650         (1)       650          (1)
FHLB stock (2)...............................      7,734      7,734       7,734      7,734      5,447       5,447
                                                --------               --------              --------
   Total investments.........................   $109,672               $147,512              $162,925
                                                ========               ========              ========

---------------------------

(1)  Market values are not available

(2) Market value is based on the price at which the stock may be resold to the FHLB of Indianapolis.

     The following table sets forth the amount of investment securities (excluding mortgage-backed securities and marketable equity securities) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2001.


                                                           Amount at December 31, 2001 which matures in
                                      --------------------------------------------------------------------------------------------
                                           Less Than                One Year               Five to                   After
                                           One Year              to Five Years            Ten Years                Ten Years
                                      --------------------   ---------------------    --------------------    --------------------
                                      Amortized    Average    Amortized    Average    Amortized    Average    Amortized    Average
                                         Cost       Yield       Cost        Yield        Cost       Yield       Cost        Yield
                                                                (Dollars in thousands)
Federal agency securities --
   available for sale...............     $--         --%      $ 5,154       5.95%      $1,031        5.41%     $10,006      6.40%
Corporate securities --
   available for sale...............      --         --         7,990       6.54           --          --       15,261      3.86
Municipals -- held to maturity......      20       4.05           220       4.55          545        5.19        1,015      5.81
                                         ---       ----       -------       ----       ------        ----      -------      ----
                                         $20       4.05%      $13,364       6.28%      $1,576        5.33%     $26,282      4.90%
                                         ===       ====       =======       ====       ======        ====      =======      ====

     At December 31, 2001, Lincoln Federal had no corporate investments which exceeded 10% of its equity capital.

     Mortgage-backed Securities. The following table sets forth the composition of Lincoln Federal's mortgage-backed securities portfolio at December 31, 2001 and 2000.




                                                   December 31, 2001                  December 31, 2000
                                          --------------------------------    ---------------------------------
                                          Amortized    Percent      Market    Amortized     Percent      Market
                                            Cost       of Total     Value        Cost       of Total     Value
                                          ---------    --------     ------    ---------     --------     ------
                                                                (Dollars in thousands)
Federal Home Loan
   Mortgage Corporation.................   $13,517       23.2%     $13,965     $20,084       29.9%      $20,356
Government National
   Mortgage Association.................     6,777       11.6        6,785       8,549       12.8         8,446
Collateralized mortgage
   obligations..........................    37,965       65.2       38,267      38,439       57.3        37,616
                                           -------      -----      -------     -------      -----       -------
Total mortgage-backed securities........   $58,259      100.0%     $59,017     $67,072      100.0%      $66,418
                                           =======      =====      =======     =======      =====       =======

     At December 31, 2001, mortgage-backed securities having an amortized cost of $3,210,000 mature in five to ten years and have a weighted average yield of 6.66% and mortgage-backed securities having an amortized cost of $55,049,000 mature after ten years and have a weighted average yield of 6.45%.

     At December 31, 2000, mortgage-backed securities having an amortized cost of $2,011,000 mature in five to ten years and have a weighted average yield of 6.69% and mortgage-backed securities having an amortized cost of $65,061,000 mature after ten years and have a weighted average yield of 6.96%.

     The   following   table  sets  forth  the  changes  in  Lincoln   Federal's
mortgage-backed securities portfolio for the years ended December 31, 2001, 2000 and 1999.


                                                        For the Year Ended December 31,
                                                   ------------------------------------------
                                                    2001             2000              1999
                                                   -------          -------           -------
                                                            (Dollars in thousands)

Beginning balance...............................   $66,418          $81,596           $90,609
Securitization of loans.........................        --            4,982                --
Purchases.......................................     9,695               --            14,772
Monthly repayments..............................   (18,554)         (11,314)          (19,435)
Proceeds from sales.............................        --          (11,734)               --
Net accretion...................................        46               21                --
Gains on sales..................................        --              101                20
Change in unrealized gain on
        securities available for sale...........     1,412            2,766            (4,370)
                                                   -------          -------           -------
Ending balance                                     $59,017          $66,418           $81,596
                                                   =======          =======           =======

     Investments in Multi-Family, Low- and Moderate-Income Housing Projects. Lincoln Federal has an investment in Pedcor Investments - 1987 - I, L.P. ("Pedcor"), an Indiana limited partnership that was organized to construct, own and operate a 208-unit apartment complex in Indianapolis, Indiana (the "Pedcor Project"). The Pedcor Project, which is operated as a multi-family, low- and moderate-income housing project, has been completed and is performing as planned. At the inception of the Pedcor Project in August 1988, Lincoln Federal committed to invest $2.7 million in Pedcor. In January 1998, the final payment pursuant to this commitment had been made and no additional funds are required for the Pedcor Project.

     Lincoln Federal holds a separate investment in a multi-family, low- and moderate-income housing project through its wholly-owned subsidiary, LF Service Corp. ("LF"). LF has invested in Bloomington Housing Associates, L.P. ("BHA"), which is an Indiana limited partnership that was organized to construct, own and operate a 130-unit apartment complex in Bloomington, Indiana (the "BHA Project"). Development of the BHA Project has been completed and the project is performing as planned. LF committed to invest approximately $4.9 million in BHA at the inception of the Bloomington Project in August 1992. Through December 31, 2001, LF had invested cash of approximately $4.2 million in BHA with two additional annual capital contributions remaining to be paid in January of each year through January 2003, totaling $737,000.

     A low- and moderate-income housing project qualifies for certain federal income tax credits if (i) it is a residential rental property, (ii) the units are used on a nontransient basis, and (iii) 20% or more of the units in the project are occupied by tenants whose incomes are 50% or less of the area median gross income, adjusted for family size, or alternatively, at least 40% of the units in the project are occupied by tenants whose incomes are 60% or less of the area median gross income. Qualified low income housing projects generally must comply with these and other rules for fifteen years, beginning with the first year the project qualified for the tax credit, or some or all of the tax credit together with interest may be recaptured. The tax credit is subject to the limitations on the use of general business credit, but no basis reduction is required for any portion of the tax credit claimed. As of December 31, 2001, 87% of the units in the Pedcor Project and 96% of the units in the Bloomington Project were occupied and each project complied with the low income occupancy requirements described above.

     Lincoln Federal has received tax credits of $355,000 from the operation of the Bloomington Project for the year ended December 31, 2001. The tax credits from the BHA project will be available through 2007. Although Lincoln Federal has reduced income tax expense by the full amount of the tax credit available each year, it has not been able to fully utilize available tax credits to reduce income taxes payable because it may not use tax credits that would reduce its regular corporate tax liability below its alternative minimum tax liability. Lincoln Federal may carry forward unused tax credits for a period of fifteen years and management believes that it will be able to utilize available tax credits during the carry-forward period. Additionally, Pedcor and BHA have incurred operating losses in the early years of their operations primarily due to accelerated depreciation of assets. Lincoln Federal has accounted for its investment in Pedcor, and LF has accounted for Lincoln Federal's investment in BHA, on the equity method. Accordingly, Lincoln Federal and LF have each recorded their share of these losses as reductions to their investments in Pedcor and BHA, respectively. At December 31, 2001, Lincoln Federal had no remaining investment on the books for Pedcor, and LF's investment in BHA was $1.5 million.

     The following summarizes Lincoln Federal's equity in Pedcor's losses and tax credits and LF's equity in BHA's losses and tax credits recognized in Lincoln Federal's consolidated financial statements.



                                                                                  Year Ended December 31,
                                                                        -----------------------------------------
                                                                         2001             2000              1999
                                                                        ------           ------            ------
                                                                                     (In Thousands)
Investment in Pedcor.............................................       $   --           $   --            $   --
                                                                        ======           ======            ======
Equity in losses, net of income tax effect.......................       $   --           $   --            $   --
Tax credit.......................................................           --               --                18
                                                                        ------           ------            ------
Increase in after-tax net income from Pedcor investment                 $   --           $   --            $   18
                                                                        ======           ======            ======

                                                                                  Year Ended December 31,
                                                                        -----------------------------------------
                                                                         2001              2000             1999
                                                                        ------           ------            ------
                                                                                     (In Thousands)
Investment in BHA................................................       $1,535           $1,693            $2,064
                                                                        ======           ======            ======
Equity in losses, net of income tax effect.......................       $  (98)          $ (230)           $ (195)
Tax credit.......................................................          355              355               355
                                                                        ------           ------            ------
Increase in after-tax net income from BHA investment.............       $  257           $  125            $  160
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

     Deposits. Lincoln Federal attracts deposits principally from within Hendricks, Montgomery, Clinton, Johnson and Morgan Counties through the offering of a broad selection of deposit instruments, including passbook accounts, NOW accounts, variable rate money market accounts, fixed-term certificates of deposit, individual retirement accounts and savings accounts. Lincoln Federal does not actively solicit or advertise for deposits outside of Hendricks, Montgomery, Clinton, Johnson and Morgan Counties, and substantially all of Lincoln Federal's depositors are residents of those counties. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposits and the interest rate. Although the Bank may sometimes accept brokered deposits and bids for public deposits, it held only $2.6 million and $1.7 million of such funds, or 1.0% and .7% of its total deposits, at December 31, 2001. Lincoln Federal periodically runs specials on certificates of deposit with specific maturities.

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

     Approximately 56.7% of Lincoln Federal's deposits consist of certificates of deposit, which generally have higher interest rates than other deposit products that it offers. Certificates of deposit have decreased 8.8% during the year ended December 31, 2001. Money market savings accounts represent 20.2% of Lincoln Federal's deposits and have grown 14.8% during the year ended December 31, 2001. Non-interest bearing demand accounts have grown $5.1, or 122.7%, during the year ended December 31, 2001. Lincoln Federal offers special rates on certificates of deposit with maturities that fit its asset and liability strategies.

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

     An analysis of Lincoln Federal's deposit accounts by type and maturity at December 31, 2001, is as follows:





                                        Minimum    Balance at                   Weighted
                                        Opening    December 31,      % of       Average
Type of Account                         Balance       2001         Deposits       Rate
                                        --------   ------------    --------     --------
                                                      (Dollars in thousands)
Withdrawable:
  Savings accounts                      $     25    $ 32,766        13.00%        1.92%
  Money market                             1,000      50,899        20.19         2.23
  NOW accounts                               200      16,315         6.47          .60
  Non-interest bearing
        demand accounts                      200       9,229         3.66           --
                                                    --------       ------         ----
    Total withdrawable                               109,209        43.32         1.71

Certificates (original terms):
  3 months or less                         1,000       1,363          .54         2.28
  6 months                                 1,000       7,447         2.95         3.14
  12 months                                1,000      22,000         8.73         4.27
  18 months                                1,000      25,014         9.92         4.42
  24 months                                1,000      19,793         7.85         5.14
  30 months                                1,000      25,577        10.14         4.98
  36 months                                1,000      20,468         8.12         5.81
  48 months                                1,000       8,211         3.26         5.01
  60 months                                1,000       8,690         3.45         5.48
Public fund and brokered certificates                  4,334         1.72         3.93
                                                    --------       ------
Total certificates                                   142,897        56.68         4.79
                                                    --------       ------
Total deposits                                      $252,106       100.00%        3.46%
                                                    ========       ======         ====

     The following table sets forth by various interest rate categories the composition of Lincoln Federal's time deposits at the dates indicated:


                                                 At December 31,
                                   -------------------------------------------
                                    2001              2000             1999
                                 --------          ---------          --------
                                                (In Thousands)

Less than 2.00%                  $    249          $     --           $     --
2.00 to 2.99%                       7,915                --                 --
3.00 to 3.99%                      30,529                65                228
4.00 to 4.99%                      41,641            20,347             54,803
5.00 to 5.99%                      32,795            49,433             62,883
6.00 to 6.99%                      29,408            86,371             14,693
7.00 to 7.99%                         360               514                 --
                                 --------          --------           --------
  Total                          $142,897          $156,730           $132,607
                                 ========          ========           ========

     The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 2001. Matured certificates, which have not been renewed as of December 31, 2001, have been allocated based upon certain rollover assumptions.

                               Amounts at December 31, 2001 Maturing In
                          ----------------------------------------------------
                          One Year        Two          Three      Greater Than
                          or Less        Years         Years      Three Years
                          --------       -----         -----      ------------
                                             (In thousands)

Less than 2.00%........   $   249       $    --      $    --         $   --
2.00 to 2.99%..........     6,057         1,297          561             --
3.00 to 3.99%..........    17,968         9,271        3,290             --
4.00 to 4.99%..........    22,262        12,797        3,235          3,347
5.00 to 5.99%..........    16,982         6,151        7,968          1,694
6.00 to 6.99%..........    23,581         2,854        1,076          1,897
7.00 to 7.99%..........       281            74           --              5
                          -------       -------      -------         ------
 Total.................   $87,380       $32,444      $16,130         $6,943
                          =======       =======      =======         ======

     The following table indicates the amount of Lincoln Federal's other certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2001.



                                                           At December 31, 2001
                                                           --------------------
Maturity Period                                               (In thousands)
 Three months or less...................................         $ 5,326
 Greater than three months through six months...........           4,910
 Greater than six months through twelve months..........           4,513
 Over twelve months.....................................           8,381
                                                                 -------
   Total                                                         $23,130
                                                                 =======




                                                               DEPOSIT ACTIVITY
                                 Balance               Increase    Balance                  Increase     Balance
                                   at                 (Decrease)     at                    (Decrease)      at
                              December 31,    % of      from      December 31,     % of       from     December 31,     % of
                                  2001      Deposits    2000         2000        Deposits     1999        1999        Deposits
                              ------------  --------   ---------  ------------   --------  ----------  ------------   --------
                                                            (Dollars in thousands)
Withdrawable:
   Savings accounts..........  $ 32,766      13.00%     $ 2,935    $ 29,831       11.84%    $13,326     $16,505        8.05%
   Money market accounts.....    50,899      20.19        6,553      44,346       17.61       2,601      41,745       20.37
   NOW accounts..............    16,315       6.47         (493)     16,808        6.67       6,079      10,729        5.23
   Noninterest-bearing
     demand accounts.........     9,229      3.66         5,085       4,144        1.65         748       3,396        1.66
                               --------     ------      -------    --------     -------     -------    --------      ------
     Total withdrawable......   109,209      43.32       14,080      95,129       37.77      22,754      72,375       35.31
                               --------     ------      -------    --------     -------     -------    --------      ------
Certificates (original terms):
   91 days...................     1,363        .54          973         390         .16         160         230         .11
   6 months..................     7,447       2.95        4,190       3,257        1.29         107       3,150        1.54
   12 months.................    22,000       8.73      (28,449)     50,449       20.03      29,469      20,980       10.24
   18 months.................    25,014       9.92       11,585      13,429        5.33      (5,288)     18,717        9.13
   24 months.................    19,793       7.85       (1,912)     21,705        8.62     (13,893)     35,598       17.37
   30 months.................    25,577      10.14       (1,059)     26,636       10.58       1,457      25,179       12.28
   36 months ................    20,468       8.12          981      19,487        7.74       1,175      18,312        8.93
   48 months ................     8,211       3.26        7,977         234         .09         218          16          --
   60 months.................     8,690       3.45       (3,527)     12,217        4.85       3,226       8,991        4.39
Public fund and brokered
   certificates..............     4,334       1.72       (4,592)      8,926        3.54       7,492       1,434         .70
                               --------     ------      -------    --------     -------     -------    --------      ------
Total certificates...........   142,897      56.68      (13,833)    156,730       62.23      24,123     132,607       64.69
                               --------     ------      -------    --------     -------     -------    --------      ------
Total deposits...............  $252,106     100.00%     $   247    $251,859     100.00%     $46,877    $204,982      100.00%
                               ========     ======      =======    ========     ======      =======    ========      ======

     Total deposits at December 31, 2001 were approximately $252.1 million, compared to approximately $205.0 million at December 31, 1999. Lincoln Federal's deposit base depends somewhat upon the manufacturing sector of Hendricks, Montgomery, Clinton, Johnson and Morgan Counties. Although the manufacturing sector in these counties is relatively diversified and does not significantly depend upon any industry, a loss of a material portion of the manufacturing workforce could adversely affect Lincoln Federal's ability to attract deposits due to the loss of personal income attributable to the lost manufacturing jobs and the attendant loss in service industry jobs.

     In the unlikely event of the Bank's liquidation, all claims of creditors (including those of deposit account holders, to the extent of their deposit balances) would be paid first followed by distribution of the liquidation account to certain deposit account holders, with any assets remaining thereafter distributed to the Holding Company as the sole shareholder of Lincoln Federal.

     Borrowings. Lincoln Federal focuses on generating high quality loans and then seeking the best source of funding from deposits, investments or borrowings. At December 31, 2001, Lincoln Federal had borrowings in the amount of $133.1 million from the FHLB of Indianapolis which bear fixed and variable interest rates and which are due at various dates through 2011. Lincoln Federal is required to maintain eligible loans and investment securities in its portfolio of at least 145% and 115%, respectively, of outstanding advances as collateral for advances from the FHLB of Indianapolis. As an additional funding source, Lincoln Federal has also sold securities under repurchase agreements. Lincoln Federal had outstanding securities sold under repurchase agreement in the amount of $15.0 million at December 31, 2001. Lincoln Federal does not anticipate any difficulty in obtaining advances and other borrowings appropriate to meet its requirements in the future.

     The following table presents certain information relating to Lincoln Federal's borrowings at or for the years ended December 31, 2001, 2000 and 1999.


                                                                                 At or for the Year
                                                                                 Ended December 31,
                                                                    --------------------------------------------
                                                                      2001              2000              1999
                                                                    ---------        ---------        ----------
                                                                               (Dollars in thousands)
Outstanding at end of period
   Securities sold under repurchase
     agreements...............................................      $  15,000        $  14,600        $    4,600
   FHLB advances..............................................        133,121          138,423           103,938
Average balance outstanding for period
   Securities sold under repurchase
     agreements...............................................         14,921            5,365             3,680
   FHLB advances..............................................        128,656          116,721            78,874
Maximum amount outstanding at any
   month-end during the period
   Securities sold under repurchase agreements................         15,000           14,600             4,600
   FHLB advances..............................................        138,687          148,420           104,188
Weighted average interest rate during the period
   Securities sold under repurchase agreements................          5.82%             6.36%            5.16%
   FHLB advances..............................................          5.32              6.00             5.30
Weighted average interest rate
   at end of period
   Securities sold under repurchase agreements................          5.65              6.34             5.09
   FHLB advances..............................................          5.13              5.59             4.94
Note payable to BHA                                                 $    737        $    1,226        $   1,714


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

     Family Financial primarily engages in retail sales of mortgage and credit insurance products in connection with loans originated by Lincoln Federal's constituent shareholder financial institutions. Products offered by Family Financial include group and individual term mortgage life insurance, group mortgage disability insurance, group accidental death insurance, group credit life insurance, and group credit accident and disability insurance policies. Family Financial also markets a variety of tax-deferred annuity contracts which are wholly reinsured by other insurance companies. LF expects to receive (1) dividends paid on Family Financial shares owned directly by it, (2) a pro rata allocation of dividends received on shares held by Consortium Partners, which are divided among the partners based on the actuarially determined value of Family Financial's various lines of insurance generated by customers of these partners, and (3) commissions on sales of insurance products made to customers. For the period ended December 31, 2001, Lincoln Federal received dividends of $32,000 from Family Financial.

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

     CLSC owns a 104-acre tract of contiguous land on which it is presently developing 59 acres. The 59 acres that are presently being developed will include 64 building lots known as the Southridge Addition, and 89 building lots known as the Meadow Brook Addition. Both of these Additions have been annexed into the Town of Frankfort, Indiana. Phase I of the development includes 33 completed lots in the Southridge Addition, of which 26 lots have been sold and on which 26 houses have either been completed or are under construction, and 26 lots in the Meadow Brook Addition, of which 15 lots have been sold and on which 15 houses have either been completed or are under construction. The Southridge lots have been priced generally from $19,000 to $23,000 each, with completed homes selling generally from $90,000 to $120,000, and the Meadow Brook lots have been priced generally from $22,000 to $27,000 with completed homes expected to sell generally from $100,000 to $150,000. CLSC has delayed plans to complete the development of the remaining 31 lots in the Southridge Addition at this time. Phase II and Phase III of the Meadow Brook development, consisting of approximately 63 lots, are still in the design stage.

     CLSC also owns a 20-acre parcel of land, known as the Mann tract, and a 25-acre parcel known as the Chalfie tract. The development of this land, which is part of the 104-acre tract discussed above, is not currently under consideration. The Mann tract is presently being leased for farming purposes. CLSC has no present intentions to acquire additional land for development purposes.

     CLSC incurred a loss of $28,000 for the year ended December 31, 2001. CLSC incurred a loss of $1,000 for 2000 and a loss of $300 for 1999. At December 31, 2001, Lincoln had an investment in CLSC of $603,000 and loans outstanding to CLSC of approximately $105,000 with an interest rate set at the prime rate. The Holding Company's consolidated statements of income included elsewhere herein include the operations of CLSC. All intercompany balances and transactions have been eliminated in the consolidation.

Employees

     As of December 31, 2001, the Company employed 108 persons on a full-time basis and 11 on a part-time basis. None of the Company's employees are represented by a collective bargaining group and management considers employee relations to be good.

     Employee benefits for the Company's full-time employees include, among other things, an employee stock ownership plan, a Pentegra Group (formerly known as Financial Institutions Retirement Fund) defined benefit pension plan, which is a noncontributory, multiple-employer comprehensive pension plan (the"Pension Plan"), and hospitalization/major medical insurance, long-term disability insurance, life insurance, and participation in the Lincoln Federal 401(k) Plan, which is administered by Pentegra Group.

     The Company considers its employee benefits to be competitive with those offered by other financial institutions and major employers in its area. See "Executive Compensation and Related Transactions of Lincoln Federal."

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

                                   REGULATION

General

     As a federally chartered, SAIF-insured savings association, Lincoln Federal is subject to extensive regulation by the OTS and the FDIC. For example, Lincoln Federal must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines Lincoln Federal's books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. A savings association must pay a semi-annual assessment to the OTS based upon a marginal assessment rate that decreases as the asset size of the savings association increases, and which includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution's size, condition, and the complexity of its operations. During 2001, Lincoln Federal's latest semi-annual assessment was $53,000.

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

     Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and Lincoln Federal were a bank. See "-Qualified Thrift Lender." At December 31, 2001, Lincoln Federal's asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

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

Federal Home Loan Bank System

     Lincoln Federal is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member financial institutions. At December 31, 2001, Lincoln Federal's investment in stock of the FHLB of Indianapolis was $7.7 million. For the fiscal year ended December 31, 2001, the FHLB of Indianapolis paid approximately $575,000 in dividends to Lincoln Federal.

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

     The FHLB of Indianapolis serves as a reserve or central bank for its member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHLB and the Board of Directors of the FHLB of Indianapolis.

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

     In 1996, legislation was enacted that included provisions designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under the new law, Lincoln Federal was charged a one-time special assessment equal to $.657 per $100 in assessable deposits at March 31, 1995 and, beginning January 1, 1997, Lincoln Federal's annual deposit insurance premium was reduced from .23% to .0644% of total assessable deposits. In addition to the assessment for deposit insurance, savings institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation ("FICO"), which is a federally-chartered corporation that was organized to provide some of the financing to resolve the thrift crisis in the 1980s. During 1998, FICO payments for SAIF members approximated 6.10 basis points, while BIF members paid 1.22 basis points. By law, payments on FICO obligations have been shared equally between BIF members and SAIF members since January 1, 2000. Legislation is pending before Congress that would increase the deposit insurance assessments paid by all financial institutions, including Lincoln Federal.

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

Savings Association Regulatory Capital

     Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. The OTS requires a core capital level of 3% of total adjusted assets for savings associations that receive the highest rating for safety and soundness, and 4% to 5% for all other savings associations. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt, less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 2001, Lincoln Federal was in compliance with all capital requirements imposed by law.

     The OTS has promulgated a rule which sets forth the methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS has delayed the implementation of this rule, however. The rule requires savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) to maintain additional capital for interest rate risk under the risk-based capital framework. Even though the OTS has delayed implementing this rule, Lincoln Federal nevertheless measures its interest rate risk in conformity with the OTS regulation and, as of December 31, 2001, would have been required to deduct $4.2 million from its total capital available to calculate its risk-based capital requirement. The OTS recently proposed an amendment to its interest rate risk rule that would delete the requirement that a savings association with excess exposure to interest rate risk make this capital deduction. The OTS has also revised its standards regarding the management of interest rate risk to include summary guidelines to assist savings associations in determining their exposures to interest rate risk. If an association is not in compliance with the capital requirements, the OTS is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers' compensation. In addition, the OTS and the FDIC generally are authorized to take enforcement actions against a savings association that fails to meet its capital requirements. These actions may include restricting the operating activities of the association, imposing a capital directive, cease and desist order, or civil money penalties, or imposing harsher measures such as appointing a receiver or conservator or forcing the association to merge into another institution.

Prompt Corrective Regulatory Action

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2001, Lincoln Federal was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

     The regulation exempts certain savings associations from filing either a notice or an application with the OTS before making any capital distribution and requires a savings association to file an application for approval of a proposed capital distribution with the OTS if the association is not eligible for expedited treatment under OTS's application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years (the "retained net income standard"). Based on Lincoln Federal's retained net income standard at December 31, 2001, Lincoln Federal would be required to file an application with the OTS before making any capital distributions. A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS or the FDIC.

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

Loans to One Borrower

     Under OTS regulations, Lincoln Federal may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. Lincoln Federal has established an "in-house" lending limit of $3 million to a single or related group of borrowers, which is significantly lower than the regulatory lending limit described above. Any loan that exceeds this "in-house" lending limit up to the regulatory lending limit must first be approved by Lincoln Federal's board of directors. Lincoln Federal did not have any loans or extensions of credit to a single or related group of borrowers in excess of its regulatory lending limits at December 31, 2001. Management does not believe that the loans-to-one-borrower limits will have a significant impact on Lincoln Federal's business operations or earnings.

Qualified Thrift Lender

     Savings associations must meet a QTL test that requires the association to maintain an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise to qualify as a QTL. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 2001, Lincoln Federal was in compliance with its QTL requirement, with approximately 88.8% of its assets invested in QTIs.

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

     Finally, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana enacted legislation establishing interstate branching provisions for Indiana state-chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law, which became effective in 1996, authorizes Indiana banks to branch interstate by merger or de novo expansion, provided that such transactions are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merge or establish de novo banks on a reciprocal basis.

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

Item 2.   Properties.

     The following table provides certain information with respect to Lincoln Federal's offices as of December 31, 2001:


                                                                                     Net Book
                                                                                     Value of
                                                                                     Property,        Approximate
Description                             Owned or      Year            Total         Furniture &         Square
and Address                             Leased       Opened         Deposits          Fixtures          Footage
---------------------------             --------     ------         --------        -----------       -----------
                                                             (Dollars in Thousands)
1121 East Main Street                   Owned         1970           $84,385           $1,242            9,925
Plainfield, IN 46168
134 South Washington Street             Owned         1962           47,332               321            9,340
Crawfordsville, IN 47933
1900 East Wabash Street                 Owned         1974           30,689               278            2,670
Frankfort, IN 46041
60 South Main  Street                   Owned         2000           28,308               772           11,750
Frankfort, IN 46041
975 East Main Street                    Owned         1981           29,953               257            2,890
Brownsburg, IN 46112
7648 East U.S. Highway 36               Owned         1999           15,351               958            2,800
Avon, IN
590 S. State Road 67                   Leased         1999            7,983               247            1,500
Mooresville, IN 46158
648 Treybourne Drive                    Owned         2000            8,105             1,009            2,550
Greenwood, IN 46142


     During 2001, Lincoln Federal purchased land in Greenwood, Indiana, for a new branch to open in September of 2002. Included in premises and equipment at December 31, 2001, were $402,000 of cost related to this new branch in Greenwood. Lincoln Federal owns computer and data processing equipment which it uses for transaction processing, loan origination, and accounting. The net book value of Lincoln Federal's electronic data processing equipment was approximately $252,000 at December 31, 2001.

     Lincoln Federal currently operates ten automatic teller machines ("ATMs"), with one ATM located at its main office and each of its branch offices plus two stand-alone units. Lincoln Federal's ATMs participate in the Cirrus(R) and MAC(R) networks.

     Lincoln Federal has also contracted for the data processing and reporting services of Aurum Technologies, located in Plano, Texas. The cost of these data processing services is approximately $54,000 per month.

     Lincoln Federal has contracted for items processing with DCM, Inc. The cost of these processing services is approximately $11,000 per month.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended December 31, 2001.

Item 4.5. Executive Officers of the Registrant.

     The executive officers of the Holding Company are identified below. The executive officers are elected annually by the Holding Company's Board of Directors and the Bank's Board of Directors.

     T. Tim Unger (age 61) has been Chairman of the Board, President and Chief Executive Officer of the Holding Company since January 1996. Mr. Unger also serves as the President and Chief Executive Officer of the Bank. Before joining the Company, Mr. Unger served as President and Chief Executive Officer of Summit Bank of Clinton County from 1989 through 1995. Mr. Unger has served the banking industry since 1966.

     John M. Baer (age 53) has served as the Holding Company's Secretary and Treasurer since January 1998 and as Lincoln Federal's Senior Vice President, Chief Financial Officer, Secretary and Treasurer since June 1997. Before working for the Company, Mr. Baer served as Vice President and Chief Financial Officer of the Community Bank Group of Bank One in Indianapolis, Indiana from June 1996 through June 1997. From October 1989 through June 1996 he served as Senior Vice President and Chief Financial Officer of Bank One, Merrillville, NA, in Merrillville, Indiana. Mr. Baer has served the banking industry since 1978.

     Paul S. Siebenmorgan (age 52) has served as the Holding Company's Vice President since January 2002 and as the Bank's Senior Vice President and Chief Lending Officer since May 2000. Prior to joining the Company, Mr. Siebenmorgan served as Executive Vice President of Lakeland Financial Corporation and Lake City Bank.

     Rebecca J. Morgan (age 51) has served as the Holding Company's Vice President since January 2002 and as the Bank's Senior Vice president and Retail Sales Manager since June 1999. Prior to joining the Company, Ms. Morgan was Senior Vice President and a Retail Sales Manager for First of America Bank.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

     The information required by this item is incorporated by reference to the material under the heading "Shareholder Information" on page 45 of the Holding Company's 2001 Shareholder Annual Report (the "Shareholder Annual Report").

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information required by this item is incorporated by reference to pages 15 through 18 of the Shareholder Annual Report.

Item 8. Financial Statements and Supplementary Data.

     The Holding Company's Consolidated Financial Statements and Notes thereto contained on pages 19 through 43 in the Shareholder Annual Report are incorporated herein by reference. The Company's unaudited quarterly results of operations contained on page 15 in the Shareholder Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required by this item with respect to directors is incorporated by reference to pages 2 through 4 and page 13 of the Holding Company's Proxy Statement for its 2002 Annual Shareholder Meeting (the "2002 Proxy Statement"). Information concerning the Holding Company's executive officers is included in Item 4.5 in Part I of this report.

Item 11. Executive Compensation.

     The information required by this item is incorporated by reference to pages 6 through 12 of the 2002 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is incorporated by reference to pages 1 through 4 of the 2002 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference to page 10 of the 2002 Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) List the following documents included in the financial statements filed as part of the report:

        Independent Accountants' Report............See Shareholder Annual Report
                                                        Page 19

        Consolidated Balance Sheets at December 31, 2001
        and 2000...................................See Shareholder Annual Report
                                                        Page 20

        Consolidated Statements of Income for the Years
        Ended December 31, 2001, 2000 and 1999.....See Shareholder Annual Report
                                                        Page 21

        Consolidated Statements of Comprehensive
        Income for the Years Ended December 31,
        2001, 2000 and 1999........................See Shareholder Annual Report
                                                        Page 22

        Consolidated Statements of Changes in
        Shareholders' Equity for the
        Years Ended December 31, 2001,
        2000 and 1999..............................See Shareholder Annual Report
                                                        Page 23

        Consolidated Statements of Cash Flows
        for the Years Ended December 31,
        2001, 2000 and 1999........................See Shareholder Annual Report
                                                        Page 24

        Notes to Consolidated Financial
        Statements.................................See Shareholder Annual Report
                                                        Page 25

(b)  Reports on Form 8-K.

     The Holding Company filed no reports on Form 8-K during the quarter ended December 31, 2001.

(c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page E-1. Included in those exhibits is an executive compensation plan and arrangement which is identified as Exhibits 10(2), 10(3), 10(4), 10(7), 10(8), 10(11) and 10(12).

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

                                                LINCOLN BANCORP


Date: March 29, 2002                    By: /s/ T. Tim Unger
                                           -----------------------------------
                                            T. Tim Unger, President and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29 day of March 2002.

         Signatures                     Title                    Date
         ----------------------------   ------------------------ ---------------
(1)      Principal Executive Officer:                          )
                                                               )
                                                               )
         /s/ T. Tim Unger                                      )
         ----------------------------                          )
         T. Tim Unger                   President and          )
                                        Chief Executive Officer)
                                                               )
                                                               )
(2)      Principal Financial and                               )
         Accounting Officer:                                   )
                                                               )
         /s/ John M. Baer                                      )
         ----------------------------   Treasurer              )
         John M. Baer                                          )  March 29, 2002
                                                               )
                                                               )
                                                               )
(3)      The Board of Directors:                               )
                                                               )
         /s/ lester N. Bergum                                  )
         ----------------------------   Director               )
         Lester N. Bergum                                      )
                                                               )
         /s/ Dennis W. Dawes                                   )
         ----------------------------   Director               )
         Dennis W. Dawes                                       )
                                                               )
         /s/ W. Thomas Harmon                                  )
         ----------------------------   Director               )
         W. Thomas Harmon                                      )
                                                               )
         /s/ Jerry R. Holifield                                )
         ----------------------------   Director               )
         Jerry R. Holifield                                    )
                                                               )
         /s/ Fred W. Carter                                    )
         ----------------------------   Director               )
         Fred W. Carter                                        )
                                                               )
         /s/ David E. Mansfield                                )
         ----------------------------   Director               )  March 29, 2002
         David E. Mansfield                                    )
                                                               )
         /s/ John C. Milholland                                )
         ----------------------------   Director               )
         John C. Milholland                                    )
                                                               )
         /s/ T. Tim Unger                                      )
         ----------------------------   Director               )
         T. Tim Unger                                          )
                                                               )
         /s/ John L. Wyatt                                     )
         ----------------------------   Director               )
         John L. Wyatt                                         )

                                  EXHIBIT INDEX

  Exhibit No.                                               Description

    3 (1)      Registrant's   Articles  of  Incorporation  are  incorporated  by
               reference to Exhibit (1)to the Registrant's Registration Statement on Form S-1 filed with the Commission on September 14, 1998 (the "S-1 Registration Statement")

      (2)      Registrant's  Code of By-Laws is  incorporated  by  reference  to
               Exhibit 3(2) to the Pre-Effective No. 1 to the Form S-1 Registration Statement filed with the Commission on November 2, 1998 (the "Amendment No. 1 to Form S-1")

   10 (2)      Lincoln Bancorp Stock Option Plan is incorporated by reference to
               Exhibit 10(2) to the S-1 Registration Statement

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

      (8) Lincoln Federal Savings Bank Deferred Director Supplemental Retirement Plan (Effective December 1, 1997) is incorporated by reference to Exhibit 10(8) to the S-1 Registration Statement

      (9) First Amendment to the Lincoln Federal Savings Bank Employee Stock Ownership Plan and Trust Agreement is incorporated by reference to Exhibit 10(a) to the S-4 Registration Statement

      (10) Second Amendment to the Lincoln Federal Savings Bank Employee Stock Ownership Plan and Trust Agreement is incorporated by reference to Exhibit 10(10) to the S-4 Registration Statement

      (11) Employment Agreement between Lincoln Federal Savings Bank and John M. Baer is incorporated by reference to Exhibit 10(12) to the Annual Report on Form 10-K filed with the Commission on April 2, 2001 (the "2000 10-K")

      (12) Employment Agreement between Lincoln Federal Savings Bank and Rebecca M. Morgan is incorporated by reference to Exhibit 10(12) to the 2000 10-K.

   13          2001 Shareholder Annual Report

   21          Subsidiaries of Registrant

   23          Consent of Independent Accountants