Form 10-Q
period 2002-03-31
LINCOLN BANCORP /IN/
filed 2002-05-14
CIK 1070259

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of March 31, 2002 was 5,032,821.

                         LINCOLN BANCORP AND SUBSIDIARY
                                    FORM 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------
FORWARD LOOKING STATEMENT                                                   3

PART I.   FINANCIAL INFORMATION                                             4

Item 1.   Financial Statements                                              4

            Consolidated Condensed Balance Sheets                           4

            Consolidated Condensed Statements of Income                     5

            Consolidated Condensed Statements of Comprehensive Income       6

            Consolidated Condensed Statement of Shareholders' Equity        7

            Consolidated Condensed Statements of Cash Flows                 8

            Notes to Unaudited Consolidated Condensed Financial Statements  9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                       10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       12

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                13
Item 2.   Changes in Securities and Use of Proceeds                        13
Item 3.   Defaults Upon Senior Securities                                  13
Item 4.   Submission of Matters to a Vote of Security Holders              13
Item 5.   Other Information                                                13
Item 6.   Exhibits and Reports on Form 8-K                                 14

SIGNATURES                                                                 15

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

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                           LINCOLN BANCORP AND SUBSIDIARY
                                        Consolidated Condensed Balance Sheets


                                                                       March 31,       December 31,
                                                                         2002              2001
                                                                   --------------------------------
                                                                      (Unaudited)
Assets
     Cash and due from banks                                        $   1,730,854    $   2,434,342
     Short-term interest-bearing demand deposits in other banks        27,670,081        7,968,681
                                                                   --------------------------------
         Cash and cash equivalents                                     29,400,935       10,403,023
     Interest-bearing deposits                                            900,030        1,900,030
     Investment securities
         Available for sale                                           102,530,461       97,858,831
         Held to maturity                                               1,790,000        1,800,000
                                                                   --------------------------------
              Total investment securities                             104,320,461       99,658,831
     Loans held for sale                                                                 2,330,181
     Loans                                                            340,515,740      355,334,443
         Allowance for loan losses                                      2,656,856        2,648,111
                                                                   --------------------------------
              Net Loans                                               337,858,884      352,686,332
     Premises and equipment                                             5,596,911        5,486,033
     Investments in limited partnerships                                1,495,777        1,534,777
     Federal Home Loan Bank stock                                       7,734,400        7,734,400
     Interest receivable                                                2,154,373        2,459,230
     Goodwill                                                           1,563,594        1,629,614
     Other assets                                                       7,410,378        6,847,982
                                                                   --------------------------------

         Total assets                                               $ 498,435,743    $ 492,670,433
                                                                   ================================

Liabilities
     Deposits
         Noninterest-bearing                                        $  11,228,161    $   9,229,089
         Interest-bearing                                             248,146,517      242,877,247
                                                                   --------------------------------
              Total deposits                                          259,374,678      252,106,336
     Securities sold under repurchase agreements                       15,000,000       15,000,000
     Federal Home Loan Bank advances                                  133,129,159      133,120,613
     Note payable                                                         248,501          737,001
     Interest payable                                                   1,084,341        1,159,166
     Other liabilities                                                  5,194,614        4,304,012
                                                                   --------------------------------
         Total liabilities                                            414,031,293      406,427,128
                                                                   --------------------------------

Commitments and Contingencies

Shareholders' Equity
     Preferred stock,  without par value
         Authorized and unissued - 2,000,000 shares
     Common stock, without par value
         Authorized - 20,000,000 shares
         Issued and outstanding - 5,032,821 and  5,154,920 shares      49,153,435       50,342,175
     Retained earnings                                                 42,429,193       42,712,497
     Accumulated other comprehensive loss                                (689,708)         (56,790)
     Unearned recognition and retention plan (RRP) shares              (2,117,230)      (2,293,777)
     Unearned employee stock ownership plan (ESOP) shares              (4,371,240)      (4,460,800)
                                                                   --------------------------------
         Total shareholders' equity                                    84,404,450       86,243,305
                                                                   --------------------------------

         Total liabilities and shareholders' equity                 $ 498,435,743    $ 492,670,433
                                                                   ================================

  See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31
                                                    ---------------------------
                                                         2002          2001
                                                    ---------------------------
Interest Income
     Loans, including fees                           $ 6,175,559    $ 6,775,319
     Investment securities                             1,429,528      2,262,841
     Deposits with financial institutions                 72,760        109,898
     Dividend income                                     114,427        152,569
                                                    ---------------------------
         Total interest and dividend income            7,792,274      9,300,627
                                                    ---------------------------

Interest Expense
     Deposits                                          2,015,407      3,303,230
     Repurchase agreements                               211,875        222,762
     Federal Home Loan Bank advances                   1,713,008      1,823,111
                                                    ---------------------------
         Total interest expense                        3,940,290      5,349,103
                                                    ---------------------------

Net Interest Income                                    3,851,984      3,951,524
     Provision  for loan losses                           15,165        114,045
                                                    ---------------------------
Net Interest Income After Provision for Loan Losses    3,836,819      3,837,479
                                                    ---------------------------

Other Income
     Service charges on deposit accounts                 173,128        142,836
     Net realized and unrealized gains on loans          228,991         89,489
     Equity in losses of limited partnerships            (39,000)       (93,300)
     Other income                                        274,008        231,974
                                                    ---------------------------
         Total other income                              637,127        370,999
                                                    ---------------------------

Other Expenses
     Salaries and employee benefits                    1,534,982      1,515,751
     Net occupancy expenses                              167,841        152,063
     Equipment expenses                                  160,709        180,334
     Advertising and business development                 81,756         96,267
     Data processing fees                                274,083        251,919
     Professional fees                                    71,681         84,064
     Director and committee fees                          65,290         69,606
     Other expenses                                      478,470        408,056
                                                    ---------------------------
         Total other expenses                          2,834,812      2,758,060
                                                    ---------------------------

Income Before Income Tax                               1,639,134      1,450,418
     Income tax expense                                  529,475        445,623
                                                    ---------------------------

Net Income                                           $ 1,109,659    $ 1,004,795
                                                    ===========================

Basic earnings per share                             $       .25    $       .20
Diluted earnings per share                                   .24            .20
Dividends per share                                          .10            .09


See notes to consolidated condensed financial statements.

                                      LINCOLN BANCORP AND SUBSIDIARY
                        Consolidated Condensed Statements of Comprehensive Income
                                               (Unaudited)



                                                                                 Three Months Ended
                                                                                      March 31,
                                                                            ----------------------------
                                                                                 2002           2001
                                                                            ----------------------------
Net Income                                                                   $ 1,109,659    $ 1,004,795
Other comprehensive income, net of tax
      Unrealized gains (losses) on securities available for sale
          Unrealized holding gains (losses) arising during the period, net
          of tax benefit (expense) of $415,133 and $(835,121)                   (632,918)     1,273,238
                                                                            ----------------------------
Comprehensive income                                                         $   476,741    $ 2,278,033
                                                                           =============================

See notes to consolidated condensed financial statements.

                                                 LINCOLN BANCORP AND SUBSIDIARY
                                    Consolidated Condensed Statement of Shareholders' Equity
                                           For the Three Months Ended March 31, 2002
                                                          (Unaudited)







                                   Common Stock                       Accumulated
                            --------------------------                   Other                       Unearned
                               Shares                     Retained   Comprehensive     Unearned        ESOP
                             Outstanding     Amount       Earnings        Loss       Compensation     Shares         Total
                            ---------------------------------------------------------------------------------------------------

Balances, January 1, 2002     5,154,920   $50,342,175   $42,712,497   $   (56,790)   $(2,293,777)   $(4,460,800)   $86,243,305

  Net income for the period                               1,109,659                                                  1,109,659
  Unrealized gains on
    securities, net of
    reclassification
    adjustment                                                           (632,918)                                    (632,918)
  Purchase of common stock     (134,999)   (1,349,990)     (936,106)                                                (2,286,096)
  Stock options exercised        12,900       161,250                                                                  161,250
  ESOP shares earned                                         10,814                                      89,560        100,374
  Amortization of unearned
    compensation expense                                     (8,997)                     176,547                       167,550
  Cash dividends ($.10 per
    share)                                                 (458,674)                                                  (458,674)
                            ---------------------------------------------------------------------------------------------------

Balances, March 31, 2002      5,032,821   $49,153,435   $42,429,193   $  (689,708)   $(2,117,230)   $(4,371,240)   $84,404,450
                            ===================================================================================================


See notes to consolidated condensed financial statements.

                                                 LINCOLN BANCORP AND SUBSIDIARY
                                        Consolidated Condensed Statements of Cash Flows
                                                          (Unaudited)

                                                                                                        Three Months Ended
                                                                                                             March 31,
                                                                                                ------------------------------
                                                                                                      2002            2001
                                                                                                ------------------------------
Operating Activities
     Net income                                                                                  $  1,109,659    $  1,004,795
     Adjustments to reconcile net income to net cash provided by (used in) operating activities
       Provision for loan losses                                                                       15,165         114,045
       Investment securities accretion, net                                                           104,191        (106,844)
       Equity in losses of limited partnerships                                                        39,000          93,300
       Amortization of net loan origination fees                                                     (162,866)       (105,761)
       Depreciation and amortization                                                                  137,163         142,730
       Amortization of purchase accounting adjustments                                                 15,362          30,295
       Amortization of unearned compensation expense                                                  167,550         159,022
       ESOP shares earned                                                                             100,374         118,007
       Net change in:
         Loans held for sale                                                                        2,330,181            --
         Interest receivable                                                                          304,857         324,585
         Interest payable                                                                             (74,825)        103,519
       Other adjustments                                                                              320,447        (196,829)
                                                                                                ------------------------------
              Net cash provided by operating activities                                             4,406,258       1,680,864
                                                                                                ------------------------------

Investing Activities
     Net change in interest-bearing deposits                                                        1,000,000         692,970
     Purchases of securities available for sale                                                    (5,003,125)           --
     Proceeds from maturities of securities available for sale                                     12,881,666       2,585,646
     Proceeds from maturities of securities held to maturity                                           10,000         250,000
     Net change in loans                                                                            1,226,992     (12,017,818)
     Purchases of property and equipment                                                             (248,041)       (141,844)
     Proceeds from sale of foreclosed  real estate                                                     74,749            --
                                                                                                ------------------------------
              Net cash provided by (used in) investing activities                                   9,942,241      (8,631,046)
                                                                                                ------------------------------

Financing Activities
     Net change in
        Noninterest-bearing, interest-bearing demand, money market and savings deposits             6,168,078       2,813,377
        Certificates of deposit                                                                     1,096,538      21,951,967
     Proceeds from repurchase agreements                                                                 --           400,000
     Proceeds from FHLB advances                                                                         --        20,000,000
     Repayment of FHLB advances                                                                          --       (32,000,000)
     Payment on note payable to limited partnership                                                  (488,500)       (488,500)
     Dividends paid                                                                                  (467,182)       (465,895)
     Exercise of stock options                                                                        161,250            --
     Purchase of common stock                                                                      (2,286,096)           --
     Net change in advances by borrowers for taxes and insurance                                      465,325         843,140
                                                                                                ------------------------------
              Net cash provided by financing activities                                             4,649,413      13,054,089
                                                                                                ------------------------------

Net Change in Cash and Cash Equivalents                                                            18,997,912       6,103,907

Cash and Cash Equivalents, Beginning of Period                                                     10,403,023      10,985,843
                                                                                                ------------------------------

Cash and Cash Equivalents, End of Period                                                         $ 29,400,935    $ 17,089,750
                                                                                                ==============================

Additional Cash Flows and Supplementary Information
     Interest paid                                                                               $  4,015,115    $  5,245,584
     Income tax paid                                                                                  300,000         500,000
     Loan balances transferred to foreclosed real estate                                               68,660         202,651
     Securitization of loans                                                                       13,702,413            --


  See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
         Notes to Unaudited Consolidated Condensed Financial Statements

Note 1: Basis of Presentation

The consolidated financial statements include the accounts of Lincoln Bancorp (the "Company"), its wholly owned subsidiary, Lincoln Federal Savings Bank, a federally chartered savings bank ("Lincoln Federal"), and Lincoln Federal's wholly owned subsidiaries, LF Service Corporation ("LF Service") and Citizens Loan and Service Corporation, an Indiana corporation, ("CLSC"). A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 2000 Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at March 31, 2002, and for the three months ended March 31, 2002 and 2001, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the three-month period ended March 31, 2002, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date.

Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

                                              Three Months Ended                           Three Months Ended
                                                March 31, 2002                               March 31, 2001
                                                --------------                               --------------
                                                  Weighted         Per                             Weighted       Per
                                                   Average        Share                            Average       Share
                                      Income       Shares         Amount             Income         Shares       Amount
                                      ------       ------         ------             ------         ------       ------
     Basic earnings per share
       Income available to
       common shareholders         $ 1,109,659    4,467,733       $ .25            $1,004,795      4,942,092     $ .20
                                                                ========                                       ========

     Effect of dilutive RRP
     awards and stock options                       149,353                                           34,175
                                   -------------------------                      ---------------------------
     Diluted earnings per share
       Income available to
       common shareholders and
       assumed conversions
                                    $1,109,659    4,617,086       $ .24            $1,004,795      4,976,267     $ .20
                                   =====================================          =====================================

Note 3: Effect of Recent Accounting Pronouncements

The Financial Accounting Standards Board recently adopted Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets. This Statement establishes new financial accounting and reporting standards for acquired goodwill and other intangible assets. The Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets (including those acquired in a business combination) should be accounted for after they have been initially recognized in the financial statements. SFAS 142 was effective for fiscal years beginning after December 15, 2001. In adopting SFAS 142, the goodwill will no longer be amortized after 2001, but will subject to testing for impairment.

Note 4: Reclassifications

Certain reclassifications have been made to the 2001 consolidated condensed financial statements to conform to the March 31, 2002 presentation.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company was organized in September 1998. On December 30, 1998, it acquired the common stock of Lincoln Federal upon the conversion of Lincoln Federal from a federal mutual savings bank to a federal stock savings bank.

Lincoln Federal was originally organized in 1884 as Ladoga Federal Savings and Loan Association, located in Ladoga, Indiana. In 1979 Ladoga Federal merged with Plainfield First Federal Savings and Loan Association, a federal savings and loan association located in Plainfield, Indiana which was originally organized in 1896. Following the merger, the Bank changed its name to Lincoln Federal Savings and Loan Association and, in 1984, adopted its current name, Lincoln Federal Savings Bank. On September 26, 2000, the Company acquired Citizens Bancorp ("Citizens"), the holding company of Citizens Savings Bank of Frankfort ("Citizens Savings"), a federally chartered savings bank. Citizens was merged into the Company and Citizens Savings was merged into the Bank. CLSC, a wholly-owned subsidiary of Citizens Savings, will continue as a subsidiary of Lincoln Federal. Lincoln Federal currently conducts its business from eight full-service offices located in Hendricks, Montgomery, Clinton, Johnson and Morgan Counties, Indiana, with its main office located in Plainfield. Lincoln Federal opened its newest office in Greenwood, Indiana in September 2000. The merger of Citizens Savings into Lincoln Federal resulted in a second branch location in Frankfort, Indiana. The Bank's principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by first mortgage liens on one- to four-family residential real estate. Lincoln Federal's deposit accounts are insured up to applicable limits by the SAIF of the FDIC.

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

Lincoln Federal currently owns two subsidiaries, LF Service, whose assets consist of an investment in Family Financial Life Insurance Company ("Family Financial") and in Bloomington Housing Associates, L.P. ("BHA"), and CLSC, which develops land for residential housing. Family Financial is an Indiana stock insurance company that primarily engages in retail sales of mortgage and credit insurance products in connection with loans originated by its shareholder financial institutions. BHA is an Indiana limited partnership that was organized to construct, own and operate a 130-unit apartment complex in Bloomington, Indiana (the "BHA Project"). Development of the BHA Project has been completed and the project is performing as planned.

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

Financial Condition

Assets totaled $498.4 million at March 31, 2002, an increase from December 31, 2001 of $5.8 million. This growth occurred in cash and interest-bearing deposits in other banks, up $18.0 million, and investment securities available for sale, up $4.7 million, from year-end 2001. The increase was the result of a $17.2 million decrease in net loans, including loans held for sale, due to securitizing and selling loans during the first quarter of 2002.

Deposits totaled $259.4 million at March 31, 2002, an increase of $7.3 million or an annualized rate of almost 12% from December 31, 2001. This growth occurred in every major category of deposits. Federal Home Loan Bank advances and repurchase agreements were unchanged from year-end 2001.

Shareholders' equity decreased $1.8 million from $86.2 million at December 31, 2001 to $84.4 million at March 31, 2002. The decrease was the result of the $2.3 million repurchase of 134,999 shares of common stock, cash dividends of $459,000 and an increase in unrealized losses on investment securities available for sale of $633,000. These decreases were partially offset by net income for the three months ended March 31, 2002 of $1.1 million, stock options exercised of $161,000, Employee Stock Ownership Plan ("ESOP") shares earned of $100,000 and unearned compensation amortization of $168,000.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2002 and
2001

Net income for the first quarter ended March 31, 2002 was $1,110,000, or $.25 for basic and $.24 for diluted earnings per share. This compared to net income for the comparable period in 2001 of $1,005,000, or $.20 for both basic and diluted earnings per share. Return on assets was .90% and return on equity was 5.14% for the first quarter of 2002 compared to .79% and 4.47%, respectively, for the same period in 2001.

Net interest income for the first quarter of 2002 was $3,852,000 compared to $3,952,000 for the same period in 2001. Net interest margin was 3.24% for the three-month period ended March 31, 2002 compared to 3.22% for the same period in 2001. The average yield on earning assets declined 1.02% for the first quarter of 2002 compared to the same period in 2001 while the average cost of interest-bearing liabilities declined 1.24% for the same period. This increased spread from 2.32% to 2.54%, or .22%.

The Bank's provision for loan losses for the first quarter of 2002 was $15,000 compared to $114,000 for the same period in 2001. Nonperforming loans to total loans at March 31, 2002 improved to .32% compared to .36% at December 31, 2001, and nonperforming assets to total assets improved to .29% at March 31 compared to .34% at December 31, 2001. The allowance for loan losses as a percentage of loans at March 31, 2002 was .78% compared to .74% at December 31, 2001.

Other income for the three months ended March 31, 2002 was $637,000 compared to $371,000 for the same quarter of 2001. Due to the Company's efforts to increase the number of checking accounts, service charges on deposit accounts increased 21% to $173,000 at March 31, 2002 compared to $143,000 for the same period in 2001. Net realized and unrealized gains on sale of loans were $229,000 for the first quarter of 2002 compared to $89,000 during the same period of 2001 due to an increase in secondary market activity. The equity in losses of limited partnership improved to a loss of $39,000 for the first quarter of 2002 from a loss of $93,000 for the same quarter of 2001 due to the improved operating results of the limited partnership investment.

Other expenses were $2,835,000 for the three months ended March 31, 2002 compared to $2,758,000 for the same three months of 2001. The line item other expense increased to $478,000 in the first quarter of 2002 from $408,000 during the same quarter last year. There was no single item that caused the increase.

Asset Quality

Lincoln Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Lincoln Federal's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Lincoln Federal had $2.1 million and $3.6 million of loans classified as special mention as of March 31, 2002 and December 31, 2001, respectively. In addition, Lincoln Federal had $1.8 million and $1.4 million of loans classified as substandard at March 31, 2002 and December 31, 2001, respectively. At March 31, 2002 and December 31, 2001, no loans were classified as doubtful or loss. At March 31, 2002, and December 31, 2001, respectively, non-accrual loans were $807,000 and $959,000. At March 31, 2002 and December 31, 2001, the allowance for loan losses was $2.7 million and $2.6 million, respectively or approximately .78% and .74% of loans, respectively.

Liquidity and Capital Resources

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

Pursuant to OTS capital regulations in effect at March 31, 2002, savings associations were required to maintain a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and a total risk-based capital to risk-weighted assets ratio of 8%. At March 31, 2002, Lincoln Federal's capital levels exceeded all applicable regulatory capital requirements in effect as of that date.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of December 31, 2001 and 2000, is an analysis performed by the OTS of Lincoln Federal's interest rate risk as measured by changes in Lincoln Federal's net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.

                                          December 31, 2001
                                          -----------------
                              Net Portfolio Value                       NPV as % of PV of Assets
   Changes
   In Rates        $ Amount         $ Change           %Change            NPV Ratio          Change
   --------        --------         --------           -------            ---------          ------
                                          (Dollars in thousands)
  +300 bp         $   49,487       $ (28,045)           (36)%              10.51%           (475) bp
  +200 bp             59,001         (18,531)           (24)               12.22            (304) bp
  +100 bp             68,621          (8,912)           (11)               13.85            (141) bp
     0 bp             77,532                                               15.26
  -100 bp             81,023           3,490              5                15.68              42  bp
  -200 bp                  0               0              0                    0               0  bp
  -300 bp                  0               0              0                    0               0  bp


                                          December 31, 2000
                                          -----------------
                              Net Portfolio Value                       NPV as % of PV of Assets
   Changes
   In Rates        $ Amount         $ Change           %Change            NPV Ratio          Change
   --------        --------         --------           -------            ---------          ------
                                        (Dollars in thousands)
  +300 bp         $   57,751       $ (32,363)           (36)%              12.52%           (541) bp
  +200 bp             68,665         (21,450)           (24)               14.46            (347) bp
  +100 bp             79,812         (10,303)           (11)               16.32            (161) bp
     0 bp             90,116                                               17.93
  -100 bp             96,787           6,672              7                18.88              95  bp
  -200 bp             99,165           9,049             10                19.12             120  bp
  -300 bp            101,713          11,597             13                19.39             146  bp

Management believes at March 31, 2002 there have been no material changes in Lincoln Federal's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7A of the Company's Annual Report on Form 10-K for the period ended December 31, 2001.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

           None.

Item 2.    Changes in Securities and Use of Proceeds

           None.

Item 3.    Defaults Upon Senior Securities.

           None.

Item 4.    Submission of Matters to Vote of Security Holders.

           None.

Item 5.    Other Information.

           None.

Item 6.    Exhibits and Reports on Form 8-K.

               (a) No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LINCOLN BANCORP

Date:  May 14, 2002                   By: /s/ T. Tim Unger
       ------------                   -----------------------------------------

                                          T. Tim Unger
                                          President and Chief Executive Officer


Date:  May 14, 2002                   By: /s/ John M. Baer
       ------------                   -----------------------------------------

                                          John M. Baer
                                          Treasurer