Form 10-Q
period 2002-06-30
LINCOLN BANCORP /IN/
filed 2002-08-14
CIK 1070259

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002 OR

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, outstanding as of June 30, 2002 was 4,971,621.

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

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         LINCOLN BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets


                                                                                      June 30,           December 31,
                                                                                        2002                 2001
                                                                                --------------------- --------------------
                                                                                   (Unaudited)
  Assets
       Cash and due from banks                                                  $     2,208,877          $  2,434,342
       Short-term interest-bearing demand deposits in other banks                    19,466,279             7,968,681
                                                                                --------------------- --------------------
           Cash and cash equivalents                                                 21,675,156            10,403,023
       Interest-bearing deposits                                                        600,000             1,900,030
       Investment securities
           Available for sale                                                       110,472,239            97,858,831
           Held to maturity                                                           1,790,000             1,800,000
                                                                                --------------------- --------------------
                Total investment securities                                         112,262,239            99,658,831
       Loans held for sale                                                                                  2,330,181
       Loans                                                                        349,851,186           355,334,443
           Allowance for loan losses                                                  2,738,346             2,648,111
                                                                                --------------------- --------------------
                Net Loans                                                           347,112,840           352,686,332
       Premises and equipment                                                         5,856,699             5,486,033
       Investments in limited partnerships                                            1,456,777             1,534,777
       Federal Home Loan Bank stock                                                   7,734,400             7,734,400
       Interest receivable                                                            2,642,598             2,459,230
       Goodwill                                                                       1,563,594             1,563,594
       Other assets                                                                   6,901,618             6,914,002
                                                                                --------------------- --------------------

           Total assets                                                         $   507,805,921         $ 492,670,433
                                                                                ===================== ====================

  Liabilities
       Deposits
           Noninterest-bearing                                                  $    11,234,168          $  9,229,089
           Interest-bearing                                                         263,120,732           242,877,247
                                                                                --------------------- --------------------
                Total deposits                                                      274,354,900           252,106,336
       Securities sold under repurchase agreements                                   10,000,000            15,000,000
       Federal Home Loan Bank advances                                              133,137,706           133,120,613
       Note payable                                                                     248,501               737,001
       Interest payable                                                                 986,810             1,159,166
       Other liabilities                                                              3,989,529             4,304,012
                                                                                --------------------- --------------------
           Total liabilities                                                        422,717,446           406,427,128
                                                                                --------------------- --------------------

  Commitments and Contingencies

  Shareholders' Equity
       Preferred stock,  without par value
           Authorized and unissued - 2,000,000 shares
       Common stock, without par value
           Authorized - 20,000,000 shares
           Issued and outstanding - 4,971,621 and  5,154,920 shares                  48,559,385            50,342,175
       Retained earnings                                                             42,492,857            42,712,497
       Accumulated other comprehensive income                                           258,596              (56,790)
       Unearned recognition and retention plan (RRP) shares                          (1,940,683)          (2,293,777)
       Unearned employee stock ownership plan (ESOP) shares                          (4,281,680)          (4,460,800)
                                                                                --------------------- --------------------
           Total shareholders' equity                                                85,088,475            86,243,305
                                                                                --------------------- --------------------

           Total liabilities and shareholders' equity                            $  507,805,921         $ 492,670,433
                                                                                ===================== ====================

  See notes to consolidated condensed financial statements.


                         LINCOLN BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                                 Three Months Ended                Six Months Ended
                                                                      June 30,                           June 30,
                                                            --------------- ---------------- ---------------- ----------------
                                                               2002             2001             2002             2001
                                                            --------------- ---------------- ---------------- ----------------

Interest Income
     Loans, including fees                                  $ 6,228,394     $ 6,849,081      $12,403,953      $13,624,400
     Investment securities                                    1,458,887       2,123,257        2,888,415        4,386,098
     Deposits with financial institutions                        87,314         137,387          160,074          247,285
     Dividend income                                            120,519         149,444          234,946          302,013
                                                            --------------- ---------------- ---------------- ----------------
         Total interest and dividend income                   7,895,114       9,259,169       15,687,388       18,559,796
                                                            --------------- ---------------- ---------------- ----------------

Interest Expense
     Deposits                                                 1,964,152       3,342,886        3,979,559        6,646,116
     Repurchase agreements                                      199,311         214,877          411,186          437,639
     Federal Home Loan Bank advances                          1,728,610       1,659,095        3,441,618        3,482,206
                                                            --------------- ---------------- ---------------- ----------------
         Total interest expense                               3,892,073       5,216,858        7,832,363       10,565,961
                                                            --------------- ---------------- ---------------- ----------------

Net Interest Income                                           4,003,041       4,042,311        7,855,025        7,993,835
     Provision  for loan losses                                  64,821          24,533           79,986          138,578
                                                            --------------- ---------------- ---------------- ----------------
Net Interest Income After Provision for Loan Losses           3,938,220       4,017,778        7,775,039        7,855,257
                                                            --------------- ---------------- ---------------- ----------------

Other Income
     Service charges on deposit accounts                        177,227         169,620          350,355          312,456
     Net realized and unrealized gains on loans                 192,765         210,037          421,756          299,526
     Equity in losses of limited partnerships                   (39,000)        (99,900)         (78,000)        (193,200)
     Other income                                               274,454         189,537          548,462          421,511
                                                            --------------- ---------------- ---------------- ----------------
         Total other income                                     605,446         469,294        1,242,573          840,293
                                                            --------------- ---------------- ---------------- ----------------

Other Expenses
     Salaries and employee benefits                           1,645,561       1,570,657        3,180,543        3,086,408
     Net occupancy expenses                                     144,398         155,518          312,239          307,581
     Equipment expenses                                         175,226         143,360          335,935          323,694
     Advertising and business development                       114,835         132,097          196,591          228,364
     Data processing fees                                       278,328         256,276          552,411          508,195
     Professional fees                                          109,038         118,101          180,719          202,165
     Director and committee fees                                 58,950          66,408          124,240          136,014
     Other expenses                                             587,214         473,463        1,065,684          881,518
                                                            --------------- ---------------- ---------------- ----------------
         Total other expenses                                 3,113,550       2,915,880        5,948,362        5,673,939
                                                            --------------- ---------------- ---------------- ----------------

Income Before Income Tax                                      1,430,116       1,571,192        3,069,250        3,021,611
     Income tax expense                                         488,091         538,427        1,017,566          984,050
                                                            --------------- ---------------- ---------------- ----------------

Net Income                                                  $   942,025     $ 1,032,765      $ 2,051,684      $ 2,037,561
                                                            =============== ================ ================ ================

Basic earnings per share                                    $       .22     $       .21      $       .47      $       .41
Diluted earnings per share                                          .21             .21              .45              .41
Dividends per share                                                 .10             .09              .20              .18


See notes to consolidated condensed financial statements.














                         LINCOLN BANCORP AND SUBSIDIARY
            Consolidated Condensed Statements of Comprehensive Income
                                   (Unaudited)



                                                                   Three Months Ended                    Six Months Ended
                                                                        June 30,                             June 30,
                                                          ------------------ ------------------ ----------------- -----------------
                                                                2002               2001               2002              2001
                                                          ------------------ ------------------ ----------------- -----------------

  Net Income                                                  $   942,025       $ 1,032,765         $2,051,684         $ 2,037,561
  Other comprehensive income, net of tax
        Unrealized gains (losses) on securities
        available for sale
            Unrealized holding gains (losses) arising
            during the period, net of tax benefit
            (expense) of  $621,996, $(301,962),
            $206,863 and $533,159                                 948,304          (460,376)           315,386             812,862
                                                          ------------------ ------------------ ----------------- -----------------
   Comprehensive income                                       $ 1,890,329       $   572,389         $2,367,070         $ 2,850,423
                                                          ================== ================== ================= =================


See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                     For the Six Months Ended June 30, 2002
                                   (Unaudited)







                                     Common Stock                          Accumulated
                             ----------------------------                     Other                         Unearned
                                Shares                      Retained      Comprehensive      Unearned         ESOP
                              Outstanding      Amount       Earnings          Loss         Compensation      Shares         Total
                             -------------- ------------- -------------- ---------------- --------------- ------------- ------------

Balances, January 1, 2002     5,154,920     $ 50,342,175 $ 42,712,497        $ (56,790)  $ (2,293,777)    $(4,460,800) $ 86,243,305

  Net income for the period                                 2,051,684                                                     2,051,684
  Unrealized gains of
    securities, net of
    reclassification
    adjustment                                                                 315,386                                      315,386
  Purchase of common stock     (203,199)      (2,031,990)  (1,501,321)                                                   (3,533,311)
  Stock options exercised        19,900          249,200                                                                    249,200
  ESOP shares earned                                          159,219                                         179,120       338,339
  Amortization of unearned
compensation expense                                          (17,994)                        353,094                       335,100
      Cash dividends ($.20
per   share)                                                 (911,228)                                                     (911,228)
                            -------------- ------------- -------------- ---------------- --------------- ------------- -------------

Balances, June 30, 2002       4,971,621     $ 48,559,385 $ 42,492,857        $ 258,596   $ (1,940,683)    $(4,281,680) $ 85,088,475
                            ============== ============= ============== ================ =============== ============= =============




See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                         -------------------- -------------------
                                                                                               2002                2001
                                                                                         -------------------- -------------------
  Operating Activities
       Net income                                                                        $   2,051,684        $   2,037,561
       Adjustments to reconcile net income to net cash provided by (used in) operating activities
         Provision for loan losses                                                              79,986              138,578
         Loss on sale of foreclosed real estate                                                 72,642               14,034
         Investment securities amortization (accretion), net                                   199,426             (224,422)
         Equity in losses of limited partnerships                                               78,000              193,200
         Amortization of net loan origination fees                                            (289,122)            (275,324)
         Depreciation and amortization                                                         275,541              285,665
         Amortization of purchase accounting adjustments                                        32,751               60,590
         Amortization of unearned compensation expense                                         335,100              332,742
         ESOP shares earned                                                                    338,339              242,493
         Net change in:
           Loans held for sale                                                               2,330,181
           Interest receivable                                                                (183,368)             433,313
           Interest payable                                                                   (172,356)             (72,282)
         Other adjustments                                                                    (460,064)            (227,536)
                                                                                         -------------------- -------------------
                Net cash provided by operating activities                                    4,688,740            2,938,612
                                                                                         -------------------- -------------------

  Investing Activities
       Net change in interest-bearing deposits                                               1,300,030              791,970
       Purchases of securities available for sale                                          (13,102,980)
       Proceeds from maturities of securities available for sale                            19,034,603            7,662,321
       Proceeds from maturities of securities held to maturity                                  10,000              500,000
       Net change in loans                                                                 (12,669,608)         (10,147,521)
       Purchases of property and equipment                                                    (646,207)            (197,627)
       Proceeds from sale of foreclosed  real estate                                           178,017               78,864
                                                                                         -------------------- -------------------
                Net cash used in investing activities                                       (5,896,145)          (1,311,993)
                                                                                         -------------------- -------------------

  Financing Activities
       Net change in
          Noninterest-bearing, interest-bearing demand, money market and savings             3,691,390            6,335,507
  deposits
          Certificates of deposit                                                           18,543,723           20,365,396
       Proceeds from repurchase agreements                                                  (5,000,000)             400,000
       Proceeds from FHLB advances                                                          10,000,000           20,000,000
       Repayment of FHLB advances                                                          (10,000,000)         (32,000,000)
       Payment on note payable to limited partnership                                         (488,500)            (488,500)
       Dividends paid                                                                         (925,856)            (933,390)
       Purchase of common stock                                                             (3,533,311)          (2,933,650)
       Stock options exercised                                                                 249,200               72,612
       Net change in advances by borrowers for taxes and insurance                             (57,108)              72,732
                                                                                         -------------------- -------------------
                Net cash provided by financing activities                                   12,479,538           10,890,707
                                                                                         -------------------- -------------------

  Net Change in Cash and Cash Equivalents                                                   11,272,133           12,517,326

  Cash and Cash Equivalents, Beginning of Period                                            10,403,023           10,985,843
                                                                                         -------------------- -------------------

  Cash and Cash Equivalents, End of Period                                               $  21,675,156        $  23,503,169
                                                                                         ==================== ===================

  Additional Cash Flows and Supplementary Information
       Interest paid                                                                     $   8,004,719        $  10,638,243
       Income tax paid                                                                       1,030,000            1,170,000
       Loan balances transferred to foreclosed real estate                                     279,829              202,651
       Securitization of loans                                                              18,222,209                 --

  See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
         Notes to Unaudited Consolidated Condensed Financial Statements

Note 1: Basis of Presentation

The consolidated financial statements include the accounts of Lincoln Bancorp (the "Company"), its wholly owned subsidiary, Lincoln Federal Savings Bank, a federally chartered savings bank ("Lincoln Federal"), and Lincoln Federal's wholly owned subsidiaries, LF Service Corporation ("LF Service") and Citizens Loan and Service Corporation, an Indiana corporation, ("CLSC"). A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 2001 Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at June 30, 2002, and for the three and six months ended June 30, 2002 and 2001, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the six month period ended June 30, 2002, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date.

Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

                                              Three Months Ended                                Three Months Ended
                                                 June 30, 2002                                     June 30, 2001
                                                 -------------                                     -------------
                                                  Weighted          Per                             Weighted       Per
                                                   Average         Share                             Average      Share
                                      Income       Shares         Amount              Income         Shares       Amount
                                      ------      --------        ------              ------         ------       ------
     Basic earnings per share
       Income available to
       common shareholders             $ 942,025   4,357,687          $ .22         $ 1,032,765    4,897,536         $ .21
                                                                ===========                                    ===========

     Effect of dilutive RRP
     awards and stock options                        165,760                                          58,909
                                   ----------------------------                -------------------------------

     Diluted earnings per share
       Income available to
       common shareholders and
       assumed conversions
                                       $ 942,025   4,523,447          $ .21          $1,032,765    4,956,445         $ .21
                                   ============= ============== ===========    ================ ============== ===========


                                              Six Months Ended                              Six Months Ended
                                                June 30, 2002                                June 30, 2001
                                                -------------                                -------------

                                                  Weighted                                         Weighted
                                                   Average        Per Share                         Average     Per Share
                                      Income       Shares           Amount          Income          Shares        Amount
                                      ------       ------           ------          ------          ------        ------
  Basic earnings per share
    Income available to common
      shareholders                   $2,051,684     4,412,371         $ .47          $2,037,561    4,913,520         $ .41
                                                                 ===========                                    ===========

  Effect of dilutive RRP awards
  and stock options                                   157,556                                         46,541
                                   ------------- ---------------                ---------------- --------------

  Diluted earnings per  share
    Income available to  common
      shareholders and assumed
      conversions                    $2,051,684     4,569,927         $ .45          $2,037,561    4,960,061         $ .41
                                   ============= =============== ===========    ================ ============== ===========

Note 3: Effect of Recent Accounting Pronouncements

The Financial Accounting Standards Board recently adopted Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets. This Statement establishes new financial accounting and reporting standards for acquired goodwill and other intangible assets. The Statement addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. It also addresses how goodwill and other intangible assets (including those acquired in a business combination) should be accounted for after they have been initially recognized in the financial statements. SFAS 142 was effective for fiscal years beginning after December 15, 2001. In adopting SFAS 142, the goodwill will no longer be amortized after 2001, but will subject to testing for impairment. During the second quarter of 2002, the Company tested goodwill for impairment and determined there had been no impairment.

Note 4: Reclassifications

Certain reclassifications have been made to the 2001 consolidated condensed financial statements to conform to the June 30, 2002 presentation.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company was organized in September 1998. On December 30, 1998, it acquired the common stock of Lincoln Federal upon the conversion of Lincoln Federal from a federal mutual savings bank to a federal stock savings bank.

Lincoln Federal was originally organized in 1884 as Ladoga Federal Savings and Loan Association, located in Ladoga, Indiana. In 1979 Ladoga Federal merged with Plainfield First Federal Savings and Loan Association, a federal savings and loan association located in Plainfield, Indiana which was originally organized in 1896. Following the merger, the Bank changed its name to Lincoln Federal Savings and Loan Association and, in 1984, adopted its current name, Lincoln Federal Savings Bank. On September 26, 2000, the Company acquired Citizens Bancorp ("Citizens"), the holding company of Citizens Savings Bank of Frankfort ("Citizens Savings"), a federally chartered savings bank. Citizens was merged into the Company and Citizens Savings was merged into the Bank. CLSC, a wholly-owned subsidiary of Citizens Savings, will continue as a subsidiary of Lincoln Federal. Lincoln Federal currently conducts its business from eight full-service offices located in Hendricks, Montgomery, Clinton, Johnson and Morgan Counties, Indiana, with its main office located in Plainfield. Lincoln Federal opened its newest office in Greenwood, Indiana in September 2000 and is constructing a second Greenwood office scheduled to open in the fall of 2002. The merger of Citizens Savings into Lincoln Federal resulted in a second branch location in Frankfort, Indiana.

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

Lincoln Federal currently owns two subsidiaries, LF Service, whose assets consist of an investment in Family Financial Life Insurance Company ("Family Financial"), Pedcor Investments - 1987 - I ("Pedcor"), and in Bloomington Housing Associates, L.P. ("BHA"), and CLSC, which develops land for residential housing. Family Financial is an Indiana stock insurance company that primarily engages in retail sales of mortgage and credit insurance products in connection with loans originated by its shareholder financial institutions. Pedcor was organized to build, own and operate low income apartments. BHA is an Indiana limited partnership that was organized to construct, own and operate a 130-unit apartment complex in Bloomington, Indiana.

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

Critical Accounting Policies

Note 1 to the consolidated financial statements contains a summary of the Company's significant accounting policies presented on pages 25 through 27 of the Annual Report to Shareholders for the year ended December 31, 2001, which was filed on Form 10-K with the Commission on March 29, 2002. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of mortgage servicing rights, and the valuation of intangible assets.

Allowance for loan losses

The allowance for loan losses is a significant estimate that can and does change based on management's assumptions about specific borrowers and current economic and business conditions, among other factors. Management reviews the adequacy of the allowance for loan losses at least on a quarterly basis. The evaluation by management includes consideration of past loss experience, changes in the composition of the loan portfolio, the current economic condition, the amount of loans outstanding, certain identified problem loans, and the probability of collecting all amounts due.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. A worsening or protracted economic decline would increase the likelihood of additional losses due to credit and market risk and could create the need for additional loan loss reserves.

Mortgage servicing rights

The Company recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the amounts recorded in the consolidated income statement. As of June 30, 2002 and December 31, 2001, mortgage servicing rights had carrying values of $443,000 and $464,000, respectively.

Intangible assets

Management periodically assesses the impairment of its goodwill and the recoverability of its core deposit intangible. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. If actual external conditions and future operating results differ from management's judgments, impairment and/or increased amortization charges may be necessary to reduce the carrying value of these assets to the appropriate value.

Financial Condition

Assets totaled $507.8 million at June 30, 2002, an increase from December 31, 2001 of $15.1 million for an annualized growth rate of over 6%. This growth occurred primarily in cash and interest-bearing deposits in other banks, up $10.0 million and investment securities available for sale, up $12.6 million from year-end 2001. Net loans, including loans held for sale, declined by $7.9 million as a result of sales and securitization of residential mortgages during the first six months of 2002.

Deposits totaled $274.4 million at June 30, 2002, an increase of $22.2 million or an annualized rate of nearly 18% from December 31, 2001. The majority of this growth was in certificates of deposit, up $18.6 million. Federal Home Loan Bank advances and repurchase agreements were reduced by $5.0 million to $143.1 million.

Shareholders' equity decreased approximately $1.2 million from $86.2 million at December 31, 2001 to $85.1 million at June 30, 2002. The decrease was the result of the $3.5 million repurchase of 203,199 shares of common stock and cash dividends of $911,000. These decreases were partially offset by net income for the six months ended June 30, 2002 of $2.1 million, stock options exercised of $249,000, Employee Stock Ownership Plan shares earned of $338,000, unearned compensation amortization of $335,000 and an increase in unrealized gains on investment securities available for sale of $315,000.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2002 and
2001

Net income for the second quarter ended June 30, 2002 was $942,000, or $.22 for basic and $.21 for diluted earnings per share. This compared to net income for the comparable period in 2001 of $1,033,000, or $.21 for both basic and diluted earnings per share. Return on assets was .76% and return on equity was 4.45% for the second quarter of 2002 compared to .80% and 4.57%, respectively, for the same period in 2001.

Net interest income for the second quarter of 2002 was $4,003,000 compared to $4,042,000 for the same period in 2001. The net interest margin was 3.34% for the three-month period ended June 30, 2002 compared to 3.24% for the same period in 2001. The average yield on earning assets decreased .84% for the second quarter of 2002 compared to the same period in 2001. The average cost of interest-bearing liabilities decreased 1.13% from the second quarter of 2001 to the second quarter of 2002. This increased spread from 2.38% for the second quarter of 2001 to 2.67% for the second quarter of 2002, or .29%.

The Bank's provision for loan losses for the second quarter 2002 was $65,000 compared to $25,000 for the same period in 2001. Nonperforming loans to total loans at June 30, 2002 were .18% compared to .36% at December 31, 2001, while nonperforming assets to total assets were .20% at June 30, 2002 compared to .34% at December 31, 2001. The allowance for loan losses as a percentage of loans at June 30, 2002 was .78% compared to .74% at December 31, 2001.

Other income for the second quarter of 2002 was $605,000 compared to $469,000 for the same quarter of 2001. Equity in losses of limited partnership improved from a loss of $100,000 in the second quarter of 2001 to a loss of $39,000 for the second quarter of 2002 due to the improved operating results of the limited partnership investment. Miscellaneous other income increased to $274,000 during the first quarter of 2002 from $190,000 during the same quarter of 2001. There was no single item that caused the increase.

Other expenses were $3,114,000 for the three months ended June 30, 2002 as compared to $2,916,000 for the same period in 2001, or a 6.8% increase. The increase was from normal operating cost increases plus an increase in mortgage servicing rights amortization of $85,000 and an increase in other real estate owned (OREO) expense of $61,000 for the second quarter of 2002 as compared to the same quarter of 2001.

Comparison of Operating Results for the Six Months Ended June 30, 2002 and 2001

Net income for the six-month period ended June 30, 2002 was $2,052,000, or $.47 for basic and $.45 for diluted earnings per share. This compared to $2,038,000, or $.41 for both basic and diluted earnings per share for the same period of 2001. Return on average assets was .83% and return on average equity was 4.80% for the six months ended June 30, 2002 as compared to .80% and 4.52%, respectively, for same period in 2001.

Net interest income year-to-date through June 30, 2002 was $7,855,000 compared to $7,994,000 for the same period in 2001. Net interest margin was 3.29% for the six months ended June 30, 2002 as compared to 3.23% for the same period in 2001. The interest rate spread increased from 2.35% for the six months ended June 30, 2001 to 2.60% for the comparable period in 2002. Although the level of net interest income declined in the 2002 period as compared to 2001, the interest rate spread and margin for the six months ended June 30, 2002 have improved due to a $17.0 million reduction in earning assets during the 2002 period as compared to 2001. The balance sheet was reduced by using cash to retire certain high cost liabilities and to repurchase shares of the Company's stock. The Company has repurchased over 542,000 shares during the last twelve months at a cost of $8.7 million.

The Bank's provision for the first six months of 2002 was $80,000 compared to $139,000 for the comparable period in 2001.

Other income for the six months ended June 30, 2002 was $1,243,000 compared to $840,000 for the same period in 2001. Due to the Company's efforts to increase demand deposit accounts, service charges on deposit accounts increased 12% to $350,000 for the six months ended June 30, 2002 as compared to $312,000 for the same period in 2001. Net realized and unrealized gains on sale of loans were $422,000 for the first six months of 2002 compared to $300,000 during the same period of 2001 due to an increase in secondary market activity. The equity in losses of limited partnership improved to a loss of $78,000 for the six months ended June 30, 2002 from a loss of $193,000 for the same period in 2001 due to the improved operating results of the limited partnership investment. Miscellaneous other income increased to $548,000 during the first six months of 2002 from $422,000 during the same period in 2001. There was no single item that caused the increase.

Other expenses were $5,948,000 for the six months ended June 30, 2002 compared to $5,674,000 for the same period in 2001. Salaries and employee benefits increased $94,000 or .3%. The line item other expense increased to $1,066,000 for the six months ended June 30, 2002 from $882,000 during the comparable period in 2001. The amortization of mortgage servicing rights increased $74,000, and OREO expense increased $59,000 during the six months ended June 30, 2002 as compared to the same period in 2001.

Asset Quality

Lincoln Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Lincoln Federal's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies on the loans are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Lincoln Federal had $2.4 million and $3.6 million of loans classified as special mention as of June 30, 2002 and December 31, 2001, respectively. In addition, Lincoln Federal had $1.2 million and $1.4 million of loans classified as substandard at June 30, 2002 and December 31, 2001, respectively. At June 30, 2002 and December 31, 2001, no loans were classified as doubtful or loss. At June 30, 2002, and December 31, 2001, respectively, non-accrual loans were $443,000 and $959,000. At June 30, 2002 and December 31, 2001, the allowance for loan losses was $2.7 million and $2.6 million, respectively or approximately .78% and .74% of loans, respectively.

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

Pursuant to OTS capital regulations in effect at June 30, 2002, savings associations were required to maintain a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and a total risk-based capital to risk-weighted assets ratio of 8%. At June 30, 2002, Lincoln Federal's capital levels exceeded all applicable regulatory capital requirements in effect as of that date.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of March 31, 2002 and 2001, is an analysis performed by the OTS of Lincoln Federal's interest rate risk as measured by changes in Lincoln Federal's net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.

                                 March 31, 2002

                        Net Portfolio Value             NPV as % of PV of Assets
Changes
In Rates      $ Amount       $ Change         %Change     NPV Ratio     Change
--------      --------       ---------        -------     ---------     ------
                                  (Dollars in thousands)
+300 bp      $  65,762        -27,475          -29%         13.73%     -437 bp
+200 bp         75,180        -18,057          -19          15.32      -279 bp
+100 bp         84,529         -8,708           -9          16.81      -130 bp
   0 bp         93,237                                      18.11
-100 bp         98,278          5,041           +5          18.77       +66 bp
-200 bp              0              0            0              0         0 bp
-300 bp              0              0            0              0         0 bp

                                 March 31, 2001

                    Net Portfolio Value                 NPV as % of PV of Assets
Changes
In Rates      $ Amount       $ Change         %Change     NPV Ratio     Change
--------      --------       ---------        -------     ---------     ------
                                (Dollars in thousands)
+300 bp      $  60,635        -32,909          -35%         12.58%     -525 bp
+200 bp         71,648        -21,896          -23          14.44      -339 bp
+100 bp         82,846        -10,699          -11          16.22      -160 bp
   0 bp         93,544                                      17.83
-100 bp        100,274          6,729           +7          18.74       +92 bp
-200 bp        103,495          9,950          +11          19.10      +127 bp
-300 bp        105,587         12,043          +13          19.28      +145 bp

Management believes at March 31, 2002 and June 30, 2002 there have been no material changes in Lincoln Federal's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7A of the Company's Annual Report on Form 10-K for the period ended December 31, 2001.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities and Use of Proceeds

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to Vote of Security Holders.

          On April 16, 2002, the Company held its Annual Meeting of the Shareholders. A total of 4,345,902 shares were represented in person or by proxy at the meeting. David E. Mansfield was elected to the Board of Directors for a three-year term expiring in 2005. 4,316,492 shares were voted in favor of the election of the nominee and there were 29,410 votes withheld. T. Tim Unger was elected to the Board of Directors for a three-year term expiring in 2005. 4,081,108 shares were voted in favor of the election of the nominee and there were 264,793 votes withheld. John L. Wyatt was elected to the Board of Directors for a three-year term expiring in 2005. 4,294,161 shares were voted in favor of the election of the nominee and there were 51,741 votes withheld.

          The terms of office of the following directors of Lincoln Bancorp continued after the Annual Shareholder Meeting:

             Name                                    Term Expires In
             ----                                    ---------------
             W. Thomas Harmon                             2004
             Jerry R. Holifield                           2004
             John C. Milholland                           2004
             Lester N. Bergum, Jr.                        2003
             Dennis W. Dawes                              2003


Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

               (a) No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 LINCOLN BANCORP

Date:   August 13, 2002          By: /s/ T. Tim Unger
                                    --------------------------------------------
                                       T. Tim Unger
                                       President and Chief Executive Officer

Date:   August 13, 2002          By: /s/ John M. Baer
                                    --------------------------------------------
                                       John M. Baer
                                       Secretary and Treasurer


                                 CERTIFICATION


By signing below, each of the undersigned officers hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his knowledge, (i) this report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Lincoln Bancorp.

     Signed this 13th day of August 2002.


/s/ John M. Baer                       /s/ T. Tim Unger
-------------------------------------  -----------------------------------------
John M. Baer, Secretary and Treasurer  T. Tim Unger, President and Chief
                                       Executive Officer