Form 10-Q
period 2002-11-14
LINCOLN BANCORP /IN/
filed 2002-11-14
CIK 1070259

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002 OR

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of the Registrant's common stock, without par value, outstanding as of September 30, 2002 was 4,789,778.

                         LINCOLN BANCORP AND SUBSIDIARY
                                    FORM 10-Q

                                      INDEX

                                                                        Page No.

FORWARD LOOKING STATEMENT                                                     3

PART I.  FINANCIAL INFORMATION                                                4

Item 1.  Financial Statements                                                 4

             Consolidated Condensed Balance Sheets                            4

             Consolidated Condensed Statements of Income                      5

             Consolidated Condensed Statements of Comprehensive Income        6

             Consolidated Condensed Statement of Shareholders' Equity         7

             Consolidated Condensed Statements of Cash Flows                  8

             Notes to Unaudited Consolidated Condensed Financial Statements   9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                          10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          14

Item 4.  Controls and Procedures                                             15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15
Item 2.  Changes in Securities and Use of Proceeds                           15
Item 3.  Defaults Upon Senior Securities                                     16
Item 4.  Submission of Matters to a Vote of Security Holders                 16
Item 5.  Other Information                                                   16
Item 6.  Exhibits and Reports on Form 8-K                                    16

SIGNATURES                                                                   17

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


PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         LINCOLN BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets

                                                                                   September 30,         December 31,
                                                                                        2002                 2001
                                                                                --------------------- --------------------
                                                                                      (Unaudited)
  Assets
       Cash and due from banks                                                  $     1,992,239          $  2,434,342
       Short-term interest-bearing demand deposits in other banks                    22,427,187             7,968,681
                                                                                --------------------- --------------------
           Cash and cash equivalents                                                 24,419,426            10,403,023
       Interest-bearing deposits                                                                            1,900,030
       Investment securities
           Available for sale                                                        99,447,650            97,858,831
           Held to maturity                                                           1,780,000             1,800,000
                                                                                --------------------- --------------------
                Total investment securities                                         101,227,650            99,658,831
       Loans held for sale                                                            7,454,271             2,330,181
       Loans                                                                        342,195,044           355,334,443
           Allowance for loan losses                                                  2,811,413             2,648,111
                                                                                --------------------- --------------------
                Net Loans                                                           339,383,631           352,686,332
       Premises and equipment                                                         6,257,190             5,486,033
       Investments in limited partnerships                                            1,417,777             1,534,777
       Federal Home Loan Bank stock                                                   7,734,400             7,734,400
       Interest receivable                                                            2,142,732             2,459,230
       Goodwill                                                                       1,563,594             1,563,594
       Other assets                                                                   6,681,897             6,914,002
                                                                                --------------------- --------------------

           Total assets                                                         $   498,282,568         $ 492,670,433
                                                                                ===================== ====================

  Liabilities
       Deposits
           Noninterest-bearing                                                  $    11,827,654         $   9,229,089
           Interest-bearing                                                         242,921,459           242,877,247
                                                                                --------------------- --------------------
                Total deposits                                                      254,749,113           252,106,336
       Securities sold under repurchase agreements                                   10,000,000            15,000,000
       Federal Home Loan Bank advances                                              143,146,252           133,120,613
       Note payable                                                                     248,501               737,001
       Interest payable                                                                 912,580             1,159,166
       Other liabilities                                                              5,841,379             4,304,012
                                                                                --------------------- --------------------
           Total liabilities                                                        414,897,825           406,427,128
                                                                                --------------------- --------------------
  Commitments and Contingencies

  Shareholders' Equity
       Preferred stock,  without par value
           Authorized and unissued - 2,000,000 shares
       Common stock, without par value
           Authorized - 20,000,000 shares
           Issued and outstanding - 4,789,778 and  5,154,920 shares                  46,747,277            50,342,175
       Retained earnings                                                             41,991,278            42,712,497
       Accumulated other comprehensive income                                           595,403              (56,790)
       Unearned recognition and retention plan (RRP) shares                          (1,757,095)          (2,293,777)
       Unearned employee stock ownership plan (ESOP) shares                          (4,192,120)          (4,460,800)
                                                                                --------------------- --------------------
           Total shareholders' equity                                                83,384,743            86,243,305
                                                                                --------------------- --------------------

           Total liabilities and shareholders' equity                           $   498,282,568         $ 492,670,433
                                                                                ===================== ====================

  See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                                       Three Months Ended                Nine Months Ended
                                                                         September 30,                      September 30,
                                                                  --------------- ---------------- ---------------- ----------------
                                                                     2002             2001             2002             2001
                                                                  --------------- ---------------- ---------------- ----------------

Interest Income
     Loans, including fees                                        $  6,302,880   $  6,595,556     $ 18,706,833       $ 20,219,956
     Investment securities                                           1,520,286      1,900,764        4,408,701          6,286,862
     Deposits with financial institutions                               90,322        225,902          250,396            473,187
     Dividend income                                                   121,843        141,338          356,789            443,351
                                                                  --------------- ---------------- ---------------- ----------------
         Total interest and dividend income                          8,035,331      8,863,560       23,722,719         27,423,356
                                                                  --------------- ---------------- ---------------- ----------------

Interest Expense
     Deposits                                                        1,903,226      2,944,015        5,882,785          9,590,131
     Repurchase agreements                                             156,911        491,338          568,097            654,871
     Federal Home Loan Bank advances                                 1,766,779      1,403,127        5,208,397          5,159,439
                                                                  --------------- ---------------- ---------------- ----------------
         Total interest expense                                      3,826,916      4,838,480       11,659,279         15,404,441
                                                                  --------------- ---------------- ---------------- ----------------

Net Interest Income                                                  4,208,415      4,025,080       12,063,440         12,018,915
     Provision  for loan losses                                         82,926         88,900          162,912            227,478
                                                                  --------------- ---------------- ---------------- ----------------
Net Interest Income After Provision for Loan Losses                  4,125,489      3,936,180       11,900,528         11,791,437
                                                                  --------------- ---------------- ---------------- ----------------

Other Income
     Service charges on deposit accounts                               190,654        173,753          541,009            486,209
     Net realized and unrealized gains on loans                        665,326        116,862        1,087,082            416,388
     Net realized gains on sales of available for sale securities      165,110                         165,110
     Equity in losses of limited partnerships                          (39,000)                       (117,000)          (193,200)
     Other income                                                      285,669        299,921          834,131            721,432
                                                                  --------------- ---------------- ---------------- ----------------
         Total other income                                          1,267,759        590,536        2,510,332          1,430,829
                                                                  --------------- ---------------- ---------------- ----------------

Other Expenses
     Salaries and employee benefits                                  1,685,482      1,623,792        4,866,025          4,710,200
     Net occupancy expenses                                            169,844        156,265          482,083            463,846
     Equipment expenses                                                171,043        144,134          506,978            467,828
     Advertising and business development                              111,789        115,105          308,380            343,469
     Data processing fees                                              259,143        262,169          811,554            770,364
     Professional fees                                                 116,671        102,011          297,390            304,176
     Director and committee fees                                        56,309         70,410          180,549            206,424
     Mortgage servicing rights amortization                             81,103         79,694          243,208            167,959
     Other expenses                                                    518,480        499,336        1,422,059          1,292,589
                                                                  --------------- ---------------- ---------------- ----------------
         Total other expenses                                        3,169,864      3,052,916        9,118,226          8,726,855
                                                                  --------------- ---------------- ---------------- ----------------

Income Before Income Tax                                             2,223,384      1,473,800        5,292,634          4,495,411
     Income tax expense                                                780,383        473,389        1,797,949          1,457,439
                                                                  --------------- ---------------- ---------------- ----------------

Net Income                                                        $  1,443,001    $  1,000,411     $  3,494,685      $  3,037,972
                                                                  =============== ================ ================ ================

Basic earnings per share                                             $   .33         $     .21         $    .80          $    .62
Diluted earnings per share                                               .32               .21              .77               .62
Dividends per share                                                      .10               .09              .30               .27


See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
            Consolidated Condensed Statements of Comprehensive Income
                                   (Unaudited)



                                                                    Three Months Ended                     Six Months Ended
                                                                      September 30,                         September 30,
                                                          ------------------ -------------------- ----------------- ----------------
                                                                2002                2001                2002              2001
                                                          ------------------ -------------------- ----------------- ----------------

  Net Income                                                   $1,443,001         $ 1,000,411         $3,494,685         $ 3,037,972
  Other comprehensive income, net of tax
        Unrealized gains on securities available for
        sale

            Unrealized holding gains arising during the
            period, net of tax benefit of  $266,625,
            $754,382, $473,488 and $1,287,541                     445,780           1,150,142            761,166           1,963,004
            Less: Reclassification adjustment for
            gains included in net income, net of tax
            expense of $56,137 and $56,137                        108,973                                108,973
                                                          ------------------ -------------------- ----------------- ----------------
                                                                  336,807           1,150,142            652,193           1,963,004
                                                          ------------------ -------------------- ----------------- ----------------
   Comprehensive income                                        $1,779,808         $ 2,150,553         $4,146,878         $ 5,000,976
                                                          ================== ==================== ================= ================


See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                  For the Nine Months Ended September 30, 2002
                                   (Unaudited)


                                        Common Stock                         Accumulated
                                 ----------------------------                   Other                       Unearned
                                    Shares                     Retained     Comprehensive      Unearned       ESOP
                                  Outstanding     Amount       Earnings        Loss         Compensation     Shares        Total
                                 ---------------------------------------------------------------------------------------------------

Balances, January 1, 2002          5,154,920   $ 50,342,175   $42,712,497     $ (56,790)    $(2,293,777)  $(4,460,800)  $86,243,305

  Net income for the period                                     3,494,685                                                 3,494,685
  Unrealized gains on
    securities, net of
    reclassification adjustment                                                 652,193                                     652,193
  Purchase of common stock          (390,273)    (3,902,730)   (3,072,837)                                               (6,975,567)
  Stock options exercised             25,131        307,832                                                                 307,832
  ESOP shares earned                                              229,524                                     268,680       498,204
  Amortization of unearned
    compensation expense                                          (26,992)                       536,682                    509,690
  Cash dividends ($.30 per share)                              (1,345,599)                                               (1,345,599)
                                 ---------------------------------------------------------------------------------------------------

Balances, September 30, 2002       4,789,778   $ 46,747,277   $41,991,278      $595,403     $(1,757,095)  $(4,192,120)  $83,384,743
                                 ===================================================================================================




See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                         -------------------- -------------------
                                                                                               2002                2001
                                                                                         -------------------- -------------------
  Operating Activities
       Net income                                                                        $   3,494,685       $    3,037,972
       Adjustments to reconcile net income to net cash provided by (used in) operating activities
         Provision for loan losses                                                             162,912              227,478
         Investment securities gains                                                          (165,110)
         Loss on sale of foreclosed real estate                                                107,614               14,034
         Investment securities amortization (accretion), net                                   218,837             (324,845)
         Equity in losses of limited partnerships                                              117,000              193,200
         Amortization of net loan origination fees                                            (475,124)            (417,264)
         Depreciation and amortization                                                         421,820              429,757
         Amortization of purchase accounting adjustments                                        44,140               90,885
         Amortization of unearned compensation expense                                         509,690              529,155
         ESOP shares earned                                                                    498,204              377,994
         Net change in:
           Interest receivable                                                                 316,498              387,610
           Interest payable                                                                   (246,586)            (190,941)
           Loans held for sale                                                              (5,124,090)
         Other adjustments                                                                   1,103,863              208,574
                                                                                         -------------------- -------------------
                Net cash provided by operating activities                                      984,353            4,563,609
                                                                                         -------------------- -------------------

  Investing Activities
       Net change in interest-bearing deposits                                               1,900,030           (1,009,040)
       Purchases of securities available for sale                                          (19,511,510)          (7,601,257)
       Proceeds from sales of securities available for sale                                  5,218,750
       Proceeds from maturities of securities available for sale                            31,941,967           32,518,407
       Purchases of securities held to maturity                                                                  (1,800,000)
       Proceeds from maturities of securities held to maturity                                  20,000              500,000
       Net change in loans                                                                  (4,830,272)         (10,690,578)
       Purchases of property and equipment                                                  (1,192,977)            (627,918)
       Proceeds from sale of foreclosed  real estate                                           368,466               78,864
                                                                                         -------------------- -------------------
                Net cash provided by investing activities                                   13,914,454           11,368,478
                                                                                         -------------------- -------------------

  Financing Activities
       Net change in
          Noninterest-bearing, interest-bearing demand,
            money market and savings deposits                                                6,374,485            9,355,893
          Certificates of deposit                                                           (3,751,885)            (112,458)
          Short-term repurchase agreements                                                  (5,000,000)             400,000
       Proceeds from FHLB advances                                                          30,000,000           20,000,000
       Repayment of FHLB advances                                                          (20,000,000)         (32,000,000)
       Payment on note payable to limited partnership                                         (488,500)            (488,500)
       Dividends paid                                                                       (1,378,411)          (1,382,367)
       Purchase of common stock                                                             (6,975,567)          (5,565,270)
       Stock options exercised                                                                 307,832              207,385
       Net change in advances by borrowers for taxes and insurance                              29,642              685,178
                                                                                         -------------------- -------------------
                Net cash used in financing activities                                         (882,404)          (8,900,139)
                                                                                         -------------------- -------------------

  Net Change in Cash and Cash Equivalents                                                   14,016,403            7,031,948

  Cash and Cash Equivalents, Beginning of Period                                            10,403,023           10,985,843
                                                                                         -------------------- -------------------

  Cash and Cash Equivalents, End of Period                                               $  24,419,426       $   18,017,791
                                                                                         ==================== ===================

  Additional Cash Flows and Supplementary Information
       Interest paid                                                                     $  11,905,865       $   15,595,382
       Income tax paid                                                                       1,280,000            1,530,000
       Loan balances transferred to foreclosed real estate                                     302,664              420,008
       Securitization of loans                                                              18,222,209
       Due to broker                                                                                              2,026,250

  See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
         Notes to Unaudited Consolidated Condensed Financial Statements

Note 1: Basis of Presentation

The consolidated financial statements include the accounts of Lincoln Bancorp (the "Company"), its wholly owned subsidiary, Lincoln Federal Savings Bank, a federally chartered savings bank ("Lincoln Federal"), and Lincoln Federal's wholly owned subsidiaries, LF Service Corporation ("LF Service") and Citizens Loan and Service Corporation ("CLSC"), both Indiana corporations, and LF Portfolio Services, Inc. ("LF Portfolio"), a Delaware corporation. A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 2001 Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at September 30, 2002, and for the three and nine months ended September 30, 2002 and 2001, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the nine month period ended September 30, 2002, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Company as of that date.

Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

                                              Three Months Ended                                Three Months Ended
                                              September 30, 2002                                September 30, 2001
                                              ------------------                                ------------------
                                                  Weighted           Per                            Weighted       Per
                                                   Average          Share                           Average       Share
                                      Income       Shares           Amount              Income       Shares       Amount
     Basic earnings per share
       Income available to
       common shareholders            $1,443,001   4,339,497          $ .33         $ 1,000,411    4,740,953         $ .21
                                                                ===========                                    ===========

     Effect of dilutive RRP
     awards and stock options                        157,396                                          95,368
                                   ------------- --------------                ---------------- --------------

     Diluted earnings per share
       Income available to
       common shareholders and
       assumed conversions            $1,443,001   4,496,893          $ .32          $1,000,411    4,836,321         $ .21
                                   ============= ============== ===========    ================ ============== ===========



                                              Nine Months Ended                            Nine Months Ended
                                             September 30, 2002                            September 30, 2001
                                             ------------------                            ------------------
                                                  Weighted                                         Weighted
                                                   Average        Per Share                         Average     Per Share
                                      Income       Shares           Amount          Income          Shares        Amount
                                      ------       ------           ------          ------          ------        ------
  Basic earnings per share
    Income available to common
      shareholders                   $3,494,685     4,387,604         $ .80          $3,037,972    4,864,383         $ .62
                                                                 ===========                                    ===========

  Effect of dilutive RRP awards
  and stock options                                   157,503                                         62,081
                                   ------------- ---------------                ---------------- --------------

  Diluted earnings per  share
    Income available to  common
      shareholders and assumed
      conversions                    $3,494,685     4,545,107         $ .77          $3,037,972    4,926,464         $ .62
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

Note 4: Reclassifications

Certain reclassifications have been made to the 2001 consolidated condensed financial statements to conform to the September 30, 2002 presentation.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company was organized in September 1998. On December 30, 1998, it acquired the common stock of Lincoln Federal upon the conversion of Lincoln Federal from a federal mutual savings bank to a federal stock savings bank.

Lincoln Federal was originally organized in 1884 as Ladoga Federal Savings and Loan Association, located in Ladoga, Indiana. In 1979 Ladoga Federal merged with Plainfield First Federal Savings and Loan Association, a federal savings and loan association located in Plainfield, Indiana which was originally organized in 1896. Following the merger, the Bank changed its name to Lincoln Federal Savings and Loan Association and, in 1984, adopted its current name, Lincoln Federal Savings Bank. On September 26, 2000, the Company acquired Citizens Bancorp ("Citizens"), the holding company of Citizens Savings Bank of Frankfort ("Citizens Savings"), a federally chartered savings bank. Citizens was merged into the Company and Citizens Savings was merged into the Bank. CLSC, a wholly-owned subsidiary of Citizens Savings, will continue as a subsidiary of Lincoln Federal. Lincoln Federal currently conducts its business from nine full-service offices located in Hendricks, Montgomery, Clinton, Johnson and Morgan Counties, Indiana, with its main office located in Plainfield. Lincoln Federal opened its newest office in Greenwood, Indiana on October 14, 2002. The Bank's principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by first mortgage liens on one- to four-family residential real estate. Lincoln Federal's deposit accounts are insured up to applicable limits by the SAIF of the FDIC.

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

Lincoln Federal currently owns three subsidiaries. First, LF Service, whose assets consist of an investment in Family Financial Life Insurance Company ("Family Financial") and in Bloomington Housing Associates, L.P. ("BHA"). Family Financial is an Indiana stock insurance company that primarily engages in retail sales of mortgage and credit insurance products in connection with loans originated by its shareholder financial institutions. BHA is an Indiana limited partnership that was organized to construct, own and operate a 130-unit apartment complex in Bloomington, Indiana (the "BHA Project"). Development of the BHA Project has been completed and the project is performing as planned. Second, CLSC, which develops land for residential housing. Third, LF Portfolio, which is located in Nevada and controls, manages and accounts for investment securities.

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

Mortgage servicing rights

The Company recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the amounts recorded in the consolidated income statement. As of September 30, 2002 and December 31, 2001, mortgage servicing rights had carrying values of $505,000 and $464,000, respectively.

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

Financial Condition

Assets totaled $498.3 million at September 30, 2002, an increase from December 31, 2001 of $5.6 million. This growth occurred primarily in cash and interest-bearing deposits in other banks, up $12.1 million and investment securities available for sale, up $1.5 million from year-end 2001. Net loans, including loans held for sale, declined by $8.2 million as a result of sales and securitization of residential mortgages.

Deposits totaled $254.7 million at September 30, 2002, an increase of $2.6 million from December 31, 2001. All major categories of deposits except certificates of deposit showed increases. Total certificates of deposit declined by approximately $3.7 million. Federal Home Loan Bank advances and repurchase agreements increased by $5.0 million to $153.1 million.

Shareholders' Equity decreased nearly $2.9 million from December 31, 2001 to September 30, 2002. The decrease was primarily the result of the $7.0 million repurchase of 390,273 shares of common stock and cash dividends of $1.3 million. These decreases were partially offset by net income of $3.5 million, stock options exercised of $308,000, Employee Stock Ownership Plan shares earned of $498,000, unearned compensation amortization of $510,000, and an increase in unrealized gains on investment securities available for sale of $652,000, each for the nine month period ended September 30, 2002.

Comparison of Operating Results for the Three Months Ended September 30, 2002 and 2001

Net income for the third quarter ended September 30, 2002 was $1,443,000, or $.33 for basic and $.32 for diluted earnings per share. This compared to net income for the comparable period in 2001 of $1,000,000, or $.21 for both basic and diluted earnings per share. Return on average assets was 1.13% and return on average equity was 6.75% for the third quarter of 2002 compared to .78% and 4.52%, respectively, for the same period in 2001.

Net interest income for the third quarter of 2002 was $4,208,000 compared to $4,025,000 for the same period in 2001. Net interest margin was 3.42% for the three-month period ended September 30, 2002 compared to 3.26% for the same period in 2001. The average yield on earning assets decreased .65% for the third quarter of 2002 compared to the same period in 2001. The average cost of interest-bearing liabilities decreased .97% from the third quarter of 2001 to the third quarter of 2002. This increased the spread from 2.45% to 2.77%, or ..32%.

The Bank's provision for loan losses for the third quarter 2002 was $83,000 compared to $89,000 for the same period in 2001. Nonperforming loans to total loans at September 30, 2002 were .25% compared to .36% at December 31, 2001, while nonperforming assets to total assets were .21% at September 30, 2002 compared to .34% at December 31, 2001. The allowance for loan losses as a percentage of loans, including loans held for sale, at September 30, 2002 was ..80% compared to .74% at December 31, 2001.

Other income for the three months ended September 30, 2002 was $1,268,000 compared to $591,000 for the same quarter of 2001. Net realized and unrealized gains on loans totaled $665,000 for the quarter compared to $117,000 for the same quarter last year as a result of increased volume of single-family residential mortgage loan sales. Net realized gains on the sale of securities available for sale was $165,000 during the third quarter of 2002 compared to no sales during the same quarter in 2001.

Other expenses were $3,170,000 for the three months ended September 30, 2002 compared to $3,053,000 for the same three months of 2001, or a 3.8% increase.

Comparison of Operating Results for the Nine Months Ended September 30, 2002 and 2001

Net income for the nine-month period ended September 30, 2002 was $3,495,000, or $.80 for basic and $.77 for diluted earnings per share. This compared to $3,038,000, or $.62 for both basic and diluted earnings per share for the same period of 2001. Return on average assets was .93% and return on average equity was 5.45% compared to .79% and 4.52%, respectively, for same period ended September 30, 2001.

Net interest income year-to-date through September 30, 2002 was $12,063,000 compared to $12,019,000 for the same period in 2001. Although the level of net interest income showed relatively little growth compared to one year ago, the spread and margin did improve. Net interest margin was 3.33% through September 30, 2002 compared to 3.24% for the same nine-month period in 2001. The interest rate spread increased from 2.38% for the period ended September 30, 2001 to 2.66% for the same period in 2002. The effect of the increase in net interest margin and interest rate spread was offset by a reduction of $11.7 million in earning assets during the nine months ended September 30, 2002 compared to the same period in 2001. The decline in interest-earning assets was primarily due to the reduction of cash available to reinvest as a result of active stock repurchases by the Company. The Company has repurchased over 553,000 shares during the latest twelve months at a cost of $9.5 million.

The Bank's provision for loan losses for the first nine months of 2002 was $163,000 compared to $227,000 in 2001 for the same nine-month period.

Other income for the nine months ended September 30, 2002 was $2,510,000 compared to $1,431,000 for the same period in 2001. The increase in other income was primarily due to $1,087,000 of gains realized from loan sales during the nine months ended September 30, 2002 as compared to $416,000 of gains during the same period in 2001, an increase of $671,000. Other factors contributing to the increase in other income from 2001 to 2002 include a $165,000 gain on sale of securities available for sale versus no sales during 2001, improvement in the performance of the limited partnership by $76,000 in 2002 over 2001, and $113,000 of additional miscellaneous other income in 2002.

Other expenses for the nine months ended September 30, 2002 were $9,118,000 compared to $8,727,000 for the same period last year, or a 4.5% increase. Salaries and employee benefits increased $156,000 during 2002 over 2001 while miscellaneous other expenses increased by $129,000 from the nine months ended September 30, 2001 to the same period in 2002.

Asset Quality

Lincoln Federal currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Lincoln Federal's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies on the loans are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Lincoln Federal had $2.7 million and $3.6 million of loans classified as special mention as of September 30, 2002 and December 31, 2001, respectively. In addition, Lincoln Federal had $1.8 million and $1.4 million of loans classified as substandard at September 30, 2002 and December 31, 2001, respectively. At September 30, 2002 and December 31, 2001, no loans were classified as doubtful or loss. At September 30, 2002, and December 31, 2001, respectively, non-accrual loans were $742,000 and $959,000. At September 30, 2002 and December 31, 2001, the
allowance for loan losses was $2.8 million and $2.6 million, respectively or approximately .80% and .74% of loans, including loans held for sale, respectively.

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

Pursuant to OTS capital regulations in effect at September 30, 2002, savings associations were required to maintain a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and a total risk-based capital to risk-weighted assets ratio of 8%. At September 30, 2002, Lincoln Federal's capital levels exceeded all applicable regulatory capital requirements in effect as of that date.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of June 30, 2002 and 2001, is an analysis performed by the OTS of Lincoln Federal's interest rate risk as measured by changes in Lincoln Federal's net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points.



                                  June 30, 2002
                                  -------------

                                  Net Portfolio Value                       NPV as % of PV of Assets
    Changes
    In Rates         $ Amount         $ Change           %Change            NPV Ratio           Change
    --------         --------         ---------          -------            ---------           ------
                                          (Dollars in thousands)
    +300 bp           55,545          -24,490             -31%               11.35%             -391 bp
    +200 bp           64,521          -15,514             -19                12.87              -239 bp
    +100 bp           73,050           -6,985              -9                14.23              -102 bp
       0 bp           80,035                                                 15.26
    -100 bp           79,855             -180               0                15.06               -20 bp



                                 June 30, 2001
                                 -------------

                                Net Portfolio Value                       NPV as % of PV of Assets
   Changes
   In Rates        $ Amount         $ Change           %Change            NPV Ratio          Change
   --------        --------         ---------          -------            ---------          ------

    +300 bp           63,869          -31,492             -33%               13.16%          -495 bp
    +200 bp           74,923          -20,438             -21                15.00           -310 bp
    +100 bp           86,064           -9,297             -10                16.75           -135 bp
       0 bp           95,361                                                 18.10
    -100 bp           99,305            3,944               4                18.54            +44 bp
    -200 bp           98,537            3,176               3                18.20            +10 bp
    -300 bp           95,448               86               0                17.45            -65 bp

Management believes at June 30, 2002 and September 30, 2002 there have been no material changes in Lincoln Federal's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7A of the Company's Annual Report on Form 10-K for the period ended December 31, 2001.

Item 4.  Controls and Procedures

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our President and Chief Executive Officer and our Secretary and Treasurer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our President and Chief Executive Officer and our Secretary and Treasurer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our President Chief Executive Officer and our Secretary and Treasurer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

               (a) No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LINCOLN BANCORP

Date: November 13, 2002                By: /s/ T. Tim Unger
                                          --------------------------------------
                                          T. Tim Unger
                                          President and Chief Executive Officer

Date: November 13, 2002                By: /s/ John M. Baer
                                          --------------------------------------
                                          John M. Baer
                                          Secretary and Treasurer


                                  CERTIFICATION


I, T. Tim Unger, certify that:


1.   I have reviewed this quarterly report on Form 10-Q of Lincoln Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002


                                           /s/ T. Tim Unger
                                           -------------------------------------
                                           T. Tim Unger
                                           President and Chief Executive Officer

                                  CERTIFICATION

I, John M. Baer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Lincoln Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002


                                             /s/ John M. Baer
                                             -----------------------------------
                                             John M. Baer
                                             Secretary and Treasurer

                                  CERTIFICATION

By signing below, each of the undersigned officers hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her knowledge, (i) this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Lincoln Bancorp.

Signed this 13th day of November 2002.



/s/ John M. Baer                           /s/ T. Tim Unger
-----------------------------              -------------------------------------
John M. Baer                               T. Tim Unger
Secretary and Treasurer                    President and Chief Executive Officer