Form 10-K
period 2002-12-31
LINCOLN BANCORP /IN/
filed 2003-03-31
CIK 1070259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES [ ]   NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The  aggregate   market  value  of  the   Registrant's   voting  stock  held  by
non-affiliates, as of June 28, 2002, was $63,507,000.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of February 25, 2003, was 4,451,823 shares.

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). YES [ ]   NO [X]


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2002, are incorporated into Part II. Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated in Part I and Part III.

                            Exhibit Index on Page E-1
                               Page 1 of 43 pages

                                 LINCOLN BANCORP

                                    Form 10-K

                                      INDEX


                                                                                           Page
                                                                                           ----

FORWARD LOOKING STATEMENT  ...............................................................    3

PART I
         Item 1.   Business ..............................................................    3
         Item 2.   Properties ............................................................   34
         Item 3.   Legal Proceedings .....................................................   34
         Item 4.   Submission of Matters to a Vote of Security Holders ...................   35
         Item 4.5  Executive Officers of the Registrant

PART II
         Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters..   35
         Item 6.   Selected Financial Data ...............................................   35
         Item 7.   Management's Discussion and Analysis of Financial Condition and
                     Results of Operations ...............................................   35
         Item 7A.  Quantitative and Qualitative Disclosures about Market Risk ............   35
         Item 8.   Financial Statements and Supplementary Data ...........................   36
         Item 9.   Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure ................................................   36

PART III
         Item 10.  Directors and Executive Officers of the Registrant ....................   36
         Item 11.  Executive Compensation ................................................   36
         Item 12.  Security Ownership of Certain Beneficial Owners and Management and
                     Related Stockholder Matters .........................................   36
         Item 13.  Certain Relationships and Related Transactions ........................   37
         Item 14.  Controls and Procedures ...............................................   37

PART IV
         Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ......   37

SIGNATURES ...............................................................................   39

CERTIFICATIONS ...........................................................................   41

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


Item 1. Business
------- --------
General

     Lincoln Bancorp (the "Holding Company") is an Indiana corporation organized in September 1998 to become a savings and loan holding company upon its acquisition of all the issued and outstanding capital stock of Lincoln Federal Savings Bank ("Lincoln Federal" or the "Bank" and together with the Holding Company, the "Company") in connection with the Bank's conversion from mutual to stock form. The Holding Company became the Bank's holding company on December 30, 1998. The principal asset of the Holding Company currently consists of 100% of the issued and outstanding shares of capital stock, $.01 par value per share, of the Bank. Lincoln Federal was originally organized in 1884 as Ladoga Federal Savings and Loan Association ("Ladoga Federal"), located in Ladoga, Indiana. In 1979, Ladoga Federal merged with Plainfield First Federal Savings and Loan Association, a federal savings and loan association located in Plainfield, Indiana which was originally organized in 1896. Following the merger, the Bank changed its name to Lincoln Federal Savings and Loan Association and, in 1984, adopted its current name, Lincoln Federal Savings Bank. On September 26, 2000, the Company acquired Citizens Bancorp ("Citizens"), the holding company of Citizens Savings Bank of Frankfort ("Citizens Savings"), a federally chartered savings bank. Citizens was merged into the Company and Citizens Savings was merged into the Bank. Citizens Loan and Service Corporation ("CLSC"), an Indiana corporation and wholly-owned subsidiary of Citizens Savings, continues as a subsidiary of the Bank. See Consolidated Financial Statements -- Note 2. At December 31, 2002, Lincoln Federal conducted its business from nine full service offices located in Hendricks, Montgomery, Clinton, Johnson and Morgan Counties, Indiana, with its main office located in Plainfield. Lincoln Federal opened its newest office in Greenwood, Indiana, on October 14, 2002. The Bank's principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by first mortgage liens on one- to four-family residential real estate. Lincoln Federal's deposit accounts are insured up to applicable limits required by the SAIF of the FDIC.

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


Lending Activities

     The Bank has historically concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of Lincoln Federal's loan origination activities, representing 44.6% of its total loan portfolio at December 31, 2002. Lincoln Federal also offers commercial real estate loans, real estate construction loans and consumer loans. To a lesser extent, Lincoln Federal also offers multi-family loans, land loans and commercial operating loans. Commercial real estate loans totaled approximately 21.4% of the Bank's total loan portfolio, and real estate construction loans totaled approximately 13.3% of Lincoln Federal's total loans as of December 31, 2002. Consumer loans were 11.7% of the loan portfolio at December 31, 2002.

     Loan Portfolio Data. The following table sets forth the composition of Lincoln Federal's loan portfolio (including loans held for sale) by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan fees and loans in process.

                                                                             At December 31,
                                       --------------------------------------------------------------------------------------------
                                             2002                2001             2000               1999               1998
                                       -----------------  ----------------- -----------------  -----------------  -----------------
                                                Percent            Percent           Percent            Percent            Percent
                                        Amount  of Total   Amount  of Total  Amount  of Total   Amount  of Total   Amount  of Total
                                       -------- --------  -------- -------- -------- --------  -------- --------  -------- --------
                                                                          (Dollars in thousands)
TYPE OF LOAN
Real estate mortgage loans:
  One-to-four-family residential ....  $168,054   44.59%  $214,902   59.12% $231,157   68.44%  $175,095  72.18%   $152,893   76.19%
  Multi-family ......................     5,553    1.47      5,795    1.59     2,606     .77      1,029    .42       1,022     .51
  Commercial real estate ............    80,753   21.43     52,176   14.35    31,784    9.41     16,073   6.63      14,548    7.25
  Construction ......................    50,147   13.30     26,681    7.34    24,843    7.36     18,127   7.47       7,411    3.69
  Land ..............................     6,103    1.62      5,367    1.48     4,692    1.39      3,609   1.49       2,664    1.33
Commercial ..........................    22,382    5.94      9,614    2.65     2,796     .83         91    .04         122     .06
Consumer loans:
  Home equity and second mortgages ..    35,234    9.35     37,724   10.38    32,572    9.64     24,272  10.01      18,482    9.21
  Other .............................     8,655    2.30     11,227    3.09     7,287    2.16      4,282   1.76       3,532    1.76
                                       --------  ------   --------  ------  --------  ------   -------- ------    --------  ------
    Gross loans receivable ..........  $376,881  100.00%  $363,486  100.00% $337,737  100.00%  $242,578 100.00%   $200,674  100.00%
                                       ========  ======   ========  ======  ========  ======   ======== ======    ========  ======

TYPE OF SECURITY
  One-to-four-family
    residential real estate (1)......  $228,429   60.61%  $266,682   73.37% $278,379   82.43%  $209,379  86.31%   $177,837   88.62%
  Multi-family real estate ..........     5,553    1.47      5,795    1.59     2,606     .77      1,029    .43       1,022     .51
  Commercial real estate ............   105,758   28.06     64,801   17.83    41,977   12.43     24,188   9.97      15,498    7.72
  Land ..............................     6,103    1.62      5,367    1.48     4,692    1.39      3,609   1.49       2,664    1.33
  Deposits ..........................       415    0.11        427     .12       856     .25        675    .28         962     .48
  Auto ..............................     6,997    1.86      9,614    2.64     5,303    1.57      3,006   1.24       2,127    1.06
  Other security ....................    23,247    6.17     10,317    2.84     3,349     .99        491    .20         475     .24
  Unsecured .........................       379    0.10        483     .13       575     .17        201    .08          89     .04
                                       --------  ------   --------  ------  --------  ------   -------- ------    --------  ------
    Gross loans receivable ..........   376,881  100.00    363,486  100.00   337,737  100.00    242,578 100.00     200,674  100.00
Deduct:
Allowance for loan losses  ..........     2,932    0.78      2,648     .73     2,367     .70      1,761    .73       1,512     .75
Deferred loan fees (1) ..............       (63)  (0.02)       515     .14       936     .28        822    .34         893     .45
Loans in process ....................    17,744    4.71      5,307    1.46     8,243    2.44      6,995   2.88       2,348    1.17
                                       --------  ------   --------  ------  --------  ------   -------- ------    --------  ------
    Net loans receivable ............  $356,268   94.53%  $355,016   97.67% $326,191   96.58%  $233,000  96.05%   $195,921   97.63%
                                       ========  ======   ========  ======  ========  ======   ======== ======    ========  ======

Mortgage Loans:
  Adjustable-rate ...................  $120,205   34.76%  $103,234   30.13% $119,445   36.45%  $ 68,452  28.74%   $ 56,014   28.43%
  Fixed-rate ........................   225,638   65.24    239,411   69.87   208,209   63.55    169,753  71.26     141,006   71.57
                                       --------  ------   --------  ------  --------  ------   -------- ------    --------  ------
    Total ...........................  $345,843  100.00%  $342,645  100.00% $327,654  100.00%  $238,205 100.00%   $197,020  100.00%
                                       ========  ======   ========  ======  ========  ======   ======== ======    ========  ======

     The following table sets forth certain information at December 31, 2002, regarding the dollar amount of loans maturing in Lincoln Federal's loan portfolio based on the contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.


                                                                    Due During Years Ended December 31,
                                   Balance       ------------------------------------------------------------------------
                                Outstanding at                                      2006     2008       2013      2018
                                 December 31,                                        to       to         to        and
                                    2002           2003       2004       2005       2007     2012       2017    following
                                --------------   -------    -------    -------    -------   -------    -------  ---------
                                  (In thousands)
Real estate mortgage loans:
  One- to four-family
    residential loans .........   $168,054       $ 3,121    $   209    $   428    $ 2,019   $16,200    $49,573   $ 96,504
  Multi-family loans ..........      5,553            --         --         --      2,196     1,978      1,379         --
  Commercial real estate loans      80,753        10,465      4,654      5,531     22,505    21,971      8,688      6,939
  Construction loans ..........     50,147        35,917     14,230         --         --        --         --         --
  Land loans ..................      6,103         2,437      1,015      2,229        215        38        169         --
  Commercial ..................     22,382        10,589      1,103      1,828      3,220     4,666        758        218
Consumer loans:
  Installment  loans ..........      8,240           909        927      1,882      4,009       513         --         --
  Loans secured by deposits ...        415           123        137         71         84        --         --         --
  Home equity loans and
    and second mortgages.......     35,234           750        460        478      3,276    25,853       3,319     1,098
                                  --------       -------    -------    -------    -------   -------     -------  --------
    Total consumer loans.......     43,889         1,782      1,524      2,431      7,369    26,366       3,319     1,098
                                  --------       -------    -------    -------    -------   -------     -------  --------
      Total ...................   $376,881       $64,311    $22,735    $12,447    $37,524   $71,219     $63,886  $104,759
                                  ========       =======    =======    =======    =======   =======     =======  ========

     The following table sets forth, as of December 31, 2002, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.


                                       Due After December 31, 2003
                                   ---------------------------------------
                                   Fixed Rates  Variable Rates    Total
                                   -----------  --------------  ----------
                                             (In thousands)
Real estate mortgage loans:
  One- to four-family
    residential loans ............   $118,208      $ 46,725      $164,933
  Multi-family loans .............      2,325         3,228         5,553
  Commercial real estate loans ...     50,968        19,320        70,288
  Construction loans .............     14,230            --        14,230
  Land loans .....................      3,666            --         3,666
Commercial .......................         --        11,793        11,793
Consumer Loans:
  Installment loans ..............      7,331            --         7,331
  Loans secured by deposits ......        292            --           292
  Home equity loans
    and second mortgages .........      7,768        26,716        34,484
                                     --------      --------      --------
    Total Consumer Loans .........     15,391        26,716        42,107
                                     --------      --------      --------
      Total Loans ................   $204,788      $107,782      $312,570
                                     ========      ========      ========

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

     Lincoln Federal also offers adjustable-rate mortgage ("ARM") loans pegged to the one-, three- and five-year U.S. Treasury securities yield adjusted to a constant maturity. Lincoln Federal no longer offers adjustable rate loans with interest rates pegged to the 11th District Cost of Funds Index ("COFI") because COFI adjusts less rapidly to changes in interest rates compared to other indices. Lincoln Federal may offer discounted initial interest rates on ARM loans, but requires that the borrower qualify for the loan at the fully-indexed rate (the index rate plus the margin). A substantial portion of the ARM loans in the Bank's portfolio at December 31, 2002 provide for maximum rate adjustments per year and over the life of the loan of 2% and 6%, respectively. Lincoln Federal's residential ARM loans are amortized over terms up to 30 years.

     In two separate transactions in August 1997 and April 1998, Lincoln Federal securitized approximately $41.1 million of the COFI loans in its portfolio and sold the resulting mortgage-backed securities on the secondary market. In June 1998 Lincoln Federal sold in a direct, whole-loan sale to a private investor an additional $19.3 million of COFI loans. Following the closing of this whole-loan sale, the amount of COFI loans in Lincoln Federal's portfolio was reduced to $4.8 million. Lincoln Federal also pooled $75.0 million of fixed-rate one- to four-family residential loans into FHLMC mortgage-backed securities. Lincoln Federal sold on the secondary market $34.3 million of these securities which were backed by lower-yielding, fixed-rate loans. Lincoln Federal makes certain fixed-rate one- to four-family residential loans with the intent of pooling these loans into FHLMC mortgage-backed securities. During 2002 and 2000, Lincoln Federal securitized $18.2 and $5.0 million, respectively. No loans were securitized during 2001. At December 31, 2002, Lincoln Federal continued to hold in its investment portfolio approximately $22.8 million (amortized cost) of these securities that are backed by higher-yielding, fixed-rate mortgage loans that it originated.

     With the exception of the loans that were securitized during 1997 and 1998 and in the whole-loan sale in 1998, Lincoln Federal determines when it originates a one- to four-family residential loan whether it intends to hold the loan until maturity or sell it in the secondary market. Lincoln Federal generally securitizes or sells on the secondary market all of the fixed-rate loans that it originates with terms of 15 or more years that are written to FHLMC standards, and retains in its loan portfolio any loans that it originates that are not written to FHLMC standards. During the fourth quarter of 2002, the Bank amended its policy and stopped selling fixed-rate loans with maturity of 15 years or less. Lincoln Federal retains the servicing rights on nearly all the loans that it sells.

     ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower also increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2002, approximately 28.3% of Lincoln Federal's one- to four-family residential loans had adjustable rates of interest.

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

     At December 31, 2002, approximately $168.1 million, or 44.6% of Lincoln Federal's portfolio of loans, consisted of one- to four-family residential loans. Approximately $1.4 million, or .9% of total residential loans, were included in non-performing assets as of that date.

     Commercial Real Estate and Multi-Family Loans. Lincoln Federal's commercial real estate loans are secured by churches, warehouses, office buildings, hotels and other commercial properties. Lincoln Federal generally issues commercial real estate loans as five-year balloon loans amortized over a 15- or 20-year period, with an adjustable interest rate indexed primarily to the prime rate. At December 31, 2002 Lincoln Federal had $42.6 million in outstanding balloon loans secured by commercial and multi-family real estate. Lincoln Federal generally requires a Loan-to-Value Ratio of at least 80% on commercial real estate loans, although it may make loans with a higher Loan-to-Value Ratio on loans secured by owner-occupied commercial real estate or by multi-family residential properties.

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

     At December 31, 2002 Lincoln Federal's largest commercial real estate borrower had a single loan outstanding in the amount of $2.9 million which was secured by a medical office complex located in Noblesville, Indiana. At December 31, 2002, approximately $80.8 million, or 21.4% of Lincoln Federal's total loan portfolio, consisted of commercial real estate loans. On the same date, there were no commercial real estate loans included in non-performing assets.

     At  December  31,  2002,  approximately  $5.6  million,  or 1.5% of Lincoln
Federal's total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). Lincoln Federal writes multi-family loans on terms and conditions similar to its commercial real estate loans. The largest multi-family loan as of December 31, 2002 was $1.0 million and was secured by an apartment complex in Indianapolis, Indiana. On the same date, there were no multi-family loans included in non-performing assets.

     Multi-family loans, like commercial real estate loans, involve greater risk than do residential loans. Also, the loan-to-one-borrower limitation restricts Lincoln Federal's ability to make loans to certain developers of apartment complexes and other multi-family units.

     Construction Loans. Lincoln Federal offers construction loans to developers for the acquisition and development of residential and nonresidential real estate and to builders of one- to four-family residential properties. A significant portion of these loans are made on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer). At December 31, 2002, approximately $50.1 million, or 13.3% of Lincoln Federal's total loan portfolio, consisted of construction loans. Of these loans, approximately $9.2 million were for the acquisition and development of residential housing developments, $15.9 million financed the construction of one- to four-family residential properties and $25.0 million financed the construction of commercial real estate. As of December 31, 2002, Lincoln Federal's largest construction loan relationship had a balance of $3.0 million and was secured by an assisted living complex located in Plainfield, Indiana. Also on that date, $54,000 of construction loans were included in non-performing assets.

     Construction loans on residential properties where the borrower has entered into a verifiable sales contract to a non-related party to purchase the completed home may be made with a maximum Loan-to-Value Ratio of the lesser of 90% of the price stipulated in the sales contract or 80% of the appraised value of the property. With respect to residential properties constructed on a speculative basis, Lincoln Federal generally requires a Loan-to-Value Ratio of 75% of the "as completed" appraised value of the property. Although speculative loans make up a significant percentage of Lincoln Federal's construction loan portfolio, Lincoln Federal generally will finance only one speculative construction project per builder. Residential construction loans are generally written with a fixed rate of interest and for an initial term of six months. Lincoln Federal generally offers construction loans on commercial land development projects with a maximum Loan-to-Value Ratio of 75% of the appraised value of the property or 80% of the property's cost plus 80% of the cost of verifiable improvements to the property. The term of construction loans on commercial real estate properties generally do not exceed 24 months.

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

     Land Loans. At December 31, 2002, approximately $6.1 million, or 1.6% of Lincoln Federal's total loan portfolio, consisted of mortgage loans secured by undeveloped real estate. Lincoln Federal requires a maximum Loan-to-Value Ratio of 65% of the appraised value of the land or 90% of the cost of the undeveloped land for pre-development land acquisition loans. Lincoln Federal writes these loans for a maximum term of 12 months. At December 31, 2002, the Bank's largest land loan relationship totaled $1.8 million and was secured by a subdivision located in Plainfield, Indiana. At December 31, 2002, land loans in the amount of $206,000 were included in non-performing assets.

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

     Consumer Loans. Lincoln Federal's consumer loans consist of variable- and fixed-rate home equity loans; lines of credit; automobile, recreational vehicle, boat and motorcycle loans; and loans secured by deposits. Lincoln Federal generally does not make indirect consumer loans. Consumer loans generally have shorter terms and higher yields than permanent residential mortgage loans. At December 31, 2002, Lincoln Federal's consumer loans aggregated approximately $43.9 million, or 11.7% of Lincoln Federal's total loan portfolio. Included in consumer loans at December 31, 2002 were $26.9 million of variable-rate home equity lines of credit. These variable-rate loans improve Lincoln Federal's exposure to interest rate risk.

     Lincoln Federal's home equity lines of credit and fixed-term loans are generally written for up to 95% of the available equity (the appraised value of the property less any first mortgage amount) if Lincoln Federal holds the first mortgage, and up to 90% of the available equity if Lincoln Federal does not hold the first mortgage. Lincoln Federal's home equity and second mortgage loans were $35.2 million, or 9.4% of total loans at December 31, 2002. Lincoln Federal generally will write automobile loans for up to 100% of the acquisition price for a new automobile and up to the NADA retail value for a used automobile. New car loans are written for terms of up to 60 months and used car loans are written for terms up to 48 months, depending on the age of the car. Loans for recreational vehicles and boats are written for no more than 80% of the purchase price or "verified value," whichever is less, for a maximum term of 120 months and 84 months, respectively. Motorcycle loans are written for no more than 75% of the purchase price or "verified value" with a term not to exceed 48 months. All of Lincoln Federal's consumer loans have a fixed rate of interest except for home equity lines of credit, which are offered at a variable rate. At December 31, 2002, consumer loans in the amount of $330,000 were included in non-performing assets.

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

     Commercial Loans. Lincoln Federal offers commercial loans, which consist primarily of loans to businesses that are secured by assets other than real estate. As of December 31, 2002, commercial loans amounted to $22.4 million. Commercial loans generally bear greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Although commercial loans have not historically comprised a large portion of Lincoln Federal's loan portfolio, Lincoln Federal has increased the amount of loans it has made to small businesses in order to increase its rate of return and diversify its portfolio. As of December 31, 2002, $59,000 of Lincoln Federal's commercial loans were included in nonperforming assets.

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

     Lincoln Federal occasionally purchases participation interests in loans originated by other financial institutions in order to diversify its portfolio, supplement local loan demand and to obtain more favorable yields. The participations that Lincoln Federal purchases normally represent a portion of residential or commercial real estate loans originated by other Indiana financial institutions, most of which are secured by property located in Indiana. As of December 31, 2002, Lincoln Federal had $30.0 million of loan participations in its asset portfolio.

     The following table shows loan origination and repayment activity for Lincoln Federal during the periods indicated:

                                                                    Year Ended December 31,
                                                           --------------------------------------
                                                             2002           2001           2000
                                                           --------       --------       --------
                                                                        (In thousands)
Gross loans receivable at beginning of period .......      $363,486       $337,737       $242,578
Loans Originated:
  Real estate mortgage loans:
    One-to-four family loans (1) ....................       130,367         66,985         43,987
    Multi-family loans ..............................           296          3,682            430
    Commercial real estate loans ....................        35,034         23,543          9,467
    Construction loans ..............................        34,990         16,542         18,098
    Land loans ......................................        10,987          6,951          6,938
  Commercial loans ..................................        14,546         10,373          3,139
  Consumer loans ....................................        30,569         32,735         19,748
                                                           --------       --------       --------
      Total originations ............................       256,789        160,811        101,807
                                                           --------       --------       --------
Purchases (sales) of participation loans, net .......       (93,530)       (14,924)        (2,724)
Transfer from Citizens merger .......................            --             --         56,599
Reductions:
  Repayments and other deductions ...................       149,511        119,616         60,111
  Transfers from loans to real estate owned .........           353            522            412
                                                           --------       --------       --------
     Total reductions ...............................       149,864        120,138         60,523
                                                           --------       --------       --------
        Total gross loans receivable at end of period      $376,881       $363,486       $337,737
                                                           ========       ========       ========
------------------------------
(1)  Includes certain home equity loans.

     Lincoln Federal's total loan originations during the year ended December 31, 2002 totaled $256.8 million, compared to $160.8 million during the year ended December 31, 2001, and $101.8 million during the year ended December 31, 2000.

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


Non-Performing and Problem Assets

     After a mortgage loan becomes 17 days past due, Lincoln Federal delivers a delinquency notice to the borrower. When loans are 30 to 60 days in default, Lincoln Federal sends additional delinquency notices and telephone calls are placed with the borrower to establish an acceptable repayment schedule. When loans become 60 days in default, Lincoln Federal again contacts the borrower to establish an acceptable repayment schedule. When a mortgage loan is 90 days delinquent, Lincoln Federal will have either entered into a workout plan with the borrower or referred the matter to its attorney for collection. Management is authorized to commence foreclosure proceedings for any loan upon making a determination that it is prudent to do so.

     Lincoln Federal reviews mortgage loans on a regular basis and places one- to four-family residential loans on a non-accrual status when they become 120 days delinquent. Other loans are placed on a non-accrual status when they become 90 days delinquent. Generally, when loans are placed on a non-accrual status, unpaid accrued interest is written off.

     Non-performing Assets. At December 31, 2002, $2.3 million, or .43%, of Lincoln Federal's total assets, were non-performing (non-performing loans and non-accruing loans) compared to $1.7 million, or .34%, of its total assets at December 31, 2001. At December 31, 2002, residential loans accounted for $1.4 million of Lincoln Federal's non-performing assets, construction loans accounted for $54,000 of its non-performing assets, land loans accounted for $206,000 of its non-performing assets, commercial loans accounted for $59,000 of its non-performing assets, and consumer loans accounted for $330,000 of non-performing assets. Lincoln Federal had real estate owned ("REO") properties in the amount of $213,000 as of December 31, 2002.

     The table below sets forth the amounts and categories of Lincoln Federal's non-performing assets (non-performing loans, foreclosed real estate and troubled debt restructurings) for the last five years. It is Lincoln Federal's policy that earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days. Lincoln Federal deems any delinquent loan that is 90 days or more past due to be a non-performing asset.


                                                              At December 31,
                                           --------------------------------------------------
                                            2002       2001       2000       1999       1998
                                           ------     ------     ------     ------     ------
                                                          (Dollars in thousands)
Non-performing assets:
  Non-performing loans ..............      $2,043     $1,297     $2,263     $1,105     $1,292
  Troubled debt restructurings ......          --         --         --         --         --
                                           ------     ------     ------     ------     ------
    Total non-performing loans ......       2,043      1,297      2,263      1,105      1,292
  Foreclosed real estate ............         213        356        103         42        103
                                           ------     ------     ------     ------     ------
  Total non-performing assets .......      $2,256     $1,653     $2,366     $1,147     $1,395
                                           ======     ======     ======     ======     ======
Non-performing loans to total loans .        .57%       .36%        .69%      .47%       .65%
Non-performing assets to total assets        .43%       .34%        .47%      .28%       .38%


     Interest income of $140,000 for the year ended December 31, 2002, was recognized on the non-performing loans summarized above. Interest income of $170,000 for the year ended December 31, 2002, would have been recognized under the original loan terms of these loans.

     At December 31, 2002, Lincoln Federal held loans delinquent from 30 to 89 days totaling $9.7 million. As of that date, Lincoln Federal was not aware of any other loans in which borrowers were experiencing financial difficulties and was not aware of any assets that would need to be disclosed as non-performing assets.

     Delinquent Loans. The following table sets forth certain information at December 31, 2002, 2001 and 2000, relating to delinquencies in Lincoln Federal's portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.

                             At December 31, 2002                    At December 31, 2001                At December 31, 2000
                     -------------------------------------- ------------------------------------ -----------------------------------
                          30-89 Days      90 Days or More       30-89 Days      90 Days or More     30-89 Days      90 Days or More
                     ------------------- ------------------ ------------------ ----------------- ----------------- -----------------
                               Principal          Principal          Principal         Principal         Principal         Principal
                      Number    Balance  Number    Balance   Number   Balance  Number   Balance  Number   Balance  Number   Balance
                     of Loans  of Loans of Loans  of Loans  of Loans of Loans of Loans of Loans of Loans of Loans of Loans of Loans
                     --------  -------- --------  --------- -------- -------- -------- -------- -------- -------- -------- ---------
                                                                    (Dollars in thousands)
Residential
  mortgage loans....    94      $4,474     27      $1,394      73     $3,358     22     $1,074     139   $ 5,851     38      $1,898
Commercial
  real estate loans.     6         608     --          --       3        873     --         --       6       452     --          --
Multi-family
  mortgage loans....    --          --     --          --      --         --     --         --      --        --     --          --
Construction loans..     4       3,651      1          54       2        671      1        150       6     2,890      1         190
Land loans..........    --          --      2         206       3        932     --         --       4       919     --          --
Commercial loan.....     7         455      1          59       3        404     --         --       5       275     --          --
Consumer loans......    49         499     18         330      31        570      5         73      75       725     27         175
                       ---      ------     --      ------     ---     ------    --      ------     ---   -------     --      ------
    Total...........   160      $9,687     49      $2,043     115     $6,808     28     $1,297     235   $11,112     66      $2,263
                       ===      ======     ==      ======     ===     ======     ==     ======     ===   =======     ==      ======
Delinquent loans to
  total loans.......                                3.29%                                2.28%                                 4.07%
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


Allowance for Loan Losses

     The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The allowance for loan losses is determined in conjunction with Lincoln Federal's review and evaluation of current economic conditions (including those of its lending area), changes in the character and size of its loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, Lincoln Federal's allowance for loan losses is adequate to absorb probable losses inherent in the loan portfolio at December 31, 2002. However, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect its loan portfolio.

     Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the past five fiscal years ended December 31, 2002.


                                                                         Year Ended December 31,
                                                         -------------------------------------------------------
                                                          2002        2001         2000        1999        1998
                                                         ------      ------       ------      ------      ------
                                                                         (Dollars in thousands)
Balance at beginning of period.....................      $2,648      $2,367       $1,761      $1,512      $1,361
Transfer from Citizens merger......................          --          --          343          --          --
Charge-offs:
   One- to four-family residential
     mortgage loans................................          --         (60)          (5)        (79)        (31)
   Commercial real estate mortgage loans...........          --          --           --          --        (178)
   Construction loans..............................          --          --           --          --        (301)
   Consumer loans..................................         (77)       (266)        (139)        (62)        (25)
                                                         ------      ------       ------      ------      ------
     Total charge-offs.............................         (77)       (326)        (144)       (141)       (357)
                                                         ------      ------       ------      ------      ------
Recoveries:
   One- to four-family residential
     mortgage loans................................          22          18           79          --          15
   Commercial real estate mortgage loans...........           3           4            4           4           1
   Construction loans..............................          --          --           --          --         301
   Consumer loans..................................          34          97           41           2          18
                                                         ------      ------       ------      ------      ------
     Total recoveries..............................          59         119          124           6         335
                                                         ------      ------       ------      ------      ------
   Net charge-offs.................................         (18)       (207)         (20)       (135)        (22)
                                                         ------      ------       ------      ------      ------
Provision for losses on loans......................         302         488          283         384         173
                                                         ------      ------       ------      ------      ------
   Balance end of period...........................      $2,932      $2,648       $2,367      $1,761      $1,512
                                                         ======      ======       ======      ======      ======
Allowance for loan losses as a percent of
   total loans outstanding.........................         .82%        .74%        .72%         .75%        .77%
Ratio of net charge-offs to average
   loans outstanding...............................         .01%        .06%         --          .06%        .01%


     Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of Lincoln Federal's allowance for loan losses at the dates indicated. At December 31,

                                                                          At December 31,
                                ---------------------------------------------------------------------------------------------
                                      2002               2001               2000               1999               1998
                                ----------------   -----------------   ----------------   ----------------   ----------------
                                        Percent             Percent            Percent            Percent            Percent
                                        of loans            of loans           of loans           of loans           of loans
                                        in each             in each            in each            in each            in each
                                        category            category           category           category           category
                                        of total            of total           of total           of total           of total
                                Amount   loans     Amount    loans     Amount   loans     Amount   loans     Amount   loans
                                ------  --------   ------  ---------   ------  --------   ------  --------   ------  --------
                                                                   (Dollars in thousands)
Balance at end of
 period applicable to:
  Real estate mortgage loans:
    One- to four-family
      residential.............  $  624   44.59%    $  674    59.12%    $  856    68.44%   $  718   72.18%   $   600   76.19%
    Multi-family..............      58    1.47         58     1.59         26      .77        10     .42         10     .51
    Commercial................     838   21.43        707    14.35        420     9.41       241    6.63        218    7.25
    Construction loans........     338   13.30        261     7.34        201     7.36       230    7.47        113    3.69
    Land loans................      63    1.62         68     1.48         73     1.39        54    1.49         40    1.33
  Commercial loans............     235    5.94        122     2.65         29      .83         1     .04          2     .06
  Consumer loans..............     771   11.65        758    13.47        642    11.80       436   11.77        349   10.97
  Unallocated.................       5      --         --       --        120       --        70      --        180      --
                                ------  ------     ------   ------     ------   ------    ------  ------     ------  ------
Total.........................  $2,932  100.00%    $2,648   100.00%    $2,367   100.00%   $1,761  100.00%    $1,512  100.00%
                                ======  ======     ======   ======     ======   ======    ======  ======     ======  ======

Investments

     Investments. The Bank has adopted an investment policy that authorizes investments in U.S. Treasury securities, securities guaranteed by the Government National Mortgage Association ("GNMA"), securities issued by agencies of the U.S. Government, mortgage-backed securities issued by the FHLMC or the Federal National Mortgage Association ("FNMA") and in highly-rated mortgage-backed securities, collateralized mortgage obligations and investment-grade corporate debt securities. This policy permits the Bank's management to react quickly to market conditions. Most of the securities in its portfolio are considered available-for-sale. At December 31, 2002, Lincoln Federal's investment portfolio consisted of investments in mortgage-backed securities, corporate securities, federal agency securities, municipal securities, FHLB stock, an investment in Pedcor Investments - 1987 - I, L.P., an investment in Bloomington Housing Associates, L.P., and an investment in an insurance company. See "-Investments in Multi-Family, Low- and Moderate-Income Housing Projects" and "Service Corporation Subsidiary." At December 31, 2002, approximately $110.7 million, or 21.2%, of Lincoln Federal's total assets consisted of such investments. The Bank also had $24.9 million in interest-earning deposits with the FHLB-Indianapolis and other financial institutions as of that date. As of that date, Lincoln Federal also had pledged as collateral, investment securities with a carrying value of $25.3 million, all of which are mortgage-backed securities.

     Investment Securities. The following table sets forth the amortized cost and the market value of Lincoln Federal's investment portfolio at the dates indicated.


                                                                        At December 31,
                                           ------------------------------------------------------------------------
                                                     2002                    2001                    2000
                                           -----------------------   ----------------------   ---------------------
                                            Amortized      Market    Amortized      Market    Amortized      Market
                                               Cost        Value        Cost        Value        Cost        Value
                                            ---------    ---------   ---------     --------   ---------     --------
                                                                         (In thousands)
Investment securities available for sale:
  Federal agencies  .....................    $ 24,053    $ 24,505     $ 16,191     $16,162     $ 46,376     $ 44,615
  Mortgage-backed securities ............      44,971      46,705       58,259      59,017       67,072       66,418
  Corporate debt obligations ............      23,906      22,444       23,251      22,428       23,253       22,392
  Marketable equity securities ..........         252         318          252         252          234          234
  Municipal securities ..................       5,574       5,628           --          --           --           --
                                             --------    --------     --------     -------     --------     --------
    Total investment securities
      available for sale ................      98,756      99,600       97,953      97,859      136,935      133,659
Investment securities held to maturity:
  Federal agencies  .....................          --          --           --          --          500          500
  Municipals ............................       1,780       1,780        1,800       1,800           --           --
                                             --------    --------     --------     -------     --------     --------
    Total investment securities .........     100,536     101,380       99,753      99,659      137,435      134,159
Investment in limited partnerships ......       1,388          (1)       1,535          (1)       1,693           (1)
Investment in insurance company .........         650          (1)         650          (1)         650           (1)
FHLB stock (2) ..........................       8,160       8,160        7,734       7,734        7,734        7,734
                                             --------                 --------                 --------
  Total investments .....................    $110,734                 $109,672                 $147,512
                                             ========                 ========                 ========
-------------------------
(1)  Market values are not available
(2)  Market  value is based on the price at which the stock may be resold to the
     FHLB of Indianapolis.

     The following table sets forth the amount of investment securities (excluding mortgage-backed securities and marketable equity securities) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2002.


                                                            Amount at December 31, 2002, which matures in
                                             Less Than              One Year                Five to                After
                                              One Year            to Five Years            Ten Years             Ten Years
                                        --------------------  ---------------------   --------------------  --------------------
                                        Amortized    Average  Amortized     Average   Amortized    Average  Amortized    Average
                                           Cost       Yield      Cost        Yield      Cost        Yield      Cost       Yield
                                        ---------   --------  ---------    --------   ---------   --------  ---------   --------
                                                                          (Dollars in thousands)
Federal agency securities --
   available for sale...............      $   --        --%     $ 4,999      3.31%     $1,010       5.88%     $18,043      5.71%
Corporate securities --
   available for sale...............       2,470      4.02        8,153      3.65          --         --       13,283      2.35
Municipals -- held to maturity......          35      4.17          270      4.78         615       5.35          860      5.87
Municipals -- available for sale....          --        --        5,575      2.05          --         --           --        --
                                          ------      ----      -------      ----      ------       ----      -------      ----
                                          $2,505      4.03%     $18,997      3.10%     $1,625       5.63%     $32,186      3.75%
                                          ======      ====      =======      ====      ======       ====      =======      ====

     At December 31, 2002, Lincoln Federal had no corporate investments which exceeded 10% of its equity capital.

     Mortgage-backed Securities. The following table sets forth the composition of Lincoln Federal's mortgage-backed securities portfolio at December 31, 2002 and 2001.

                                        December 31, 2002               December 31, 2001
                                  -----------------------------   -----------------------------
                                  Amortized   Percent    Market   Amortized   Percent    Market
                                     Cost     of Total   Value       Cost     of Total   Value
                                  ---------   --------   ------   ---------   --------   ------
                                                      (Dollars in thousands)
Federal Home Loan
  Mortgage Corporation ..........  $22,837      50.8%    $23,975   $13,517     23.2%     $13,965
Government National
  Mortgage Association ..........    4,376       9.7       4,583     6,777     11.6        6,785
Collateralized mortgage
  obligations ...................   17,758      39.5      18,147    37,965     65.2       38,267
                                   -------     -----     -------   -------    -----      -------
Total mortgage-backed securities.  $44,971     100.0%    $46,705   $58,259    100.0%     $59,017
                                   =======     =====     =======   =======    =====      =======


     At December 31, 2002, mortgage-backed securities having an amortized cost of $3,000,000 mature in five to ten years and have a weighted average yield of 6.84% and mortgage-backed securities having an amortized cost of $41,971,000 mature after ten years and have a weighted average yield of 6.27%.

     At December 31, 2001, mortgage-backed securities having an amortized cost of $3,210,000 mature in five to ten years and have a weighted average yield of 6.66% and mortgage-backed securities having an amortized cost of $55,049,000 mature after ten years and have a weighted average yield of 6.45%.

     The   following   table  sets  forth  the  changes  in  Lincoln   Federal's
mortgage-backed securities portfolio for the years ended December 31, 2002, 2001 and 2000.

                                                               For the Year Ended December 31,
                                                               -------------------------------
                                                                 2002       2001       2000
                                                               --------   --------   --------
                                                                   (Dollars in thousands)
Beginning balance ..........................................   $59,017    $66,418    $81,596
Securitization of loans ....................................    18,222         --      4,982
Purchases ..................................................     5,047      9,695         --
Monthly repayments .........................................   (36,417)   (18,554)   (11,314)
Proceeds from sales ........................................        --         --    (11,734)
Net accretion (amortization) ...............................      (140)        46         21
Gains on sales .............................................        --         --        101
Change in unrealized gain on securities available for sale..       976      1,412      2,766
                                                               -------    -------    -------
Ending balance .............................................   $46,705    $59,017    $66,418
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

     Lincoln Federal holds a separate investment in a multi-family, low- and moderate-income housing project through its wholly-owned subsidiary, LF Service Corp. ("LF"). LF has invested in Bloomington Housing Associates, L.P. ("BHA"), which is an Indiana limited partnership that was organized to construct, own and operate a 130-unit apartment complex in Bloomington, Indiana (the "BHA Project"). Development of the BHA Project has been completed and the project is performing as planned. LF committed to invest approximately $4.9 million in BHA at the inception of the Bloomington Project in August 1992. Through December 31, 2002, LF had invested cash of approximately $4.7 million in BHA with one additional annual capital contribution remaining to be paid in January 2003 of $249,000.

     A low- and moderate-income housing project qualifies for certain federal income tax credits if (i) it is a residential rental property, (ii) the units are used on a nontransient basis, and (iii) 20% or more of the units in the project are occupied by tenants whose incomes are 50% or less of the area median gross income, adjusted for family size, or alternatively, at least 40% of the units in the project are occupied by tenants whose incomes are 60% or less of the area median gross income. Qualified low income housing projects generally must comply with these and other rules for fifteen years, beginning with the first year the project qualified for the tax credit, or some or all of the tax credit together with interest may be recaptured. The tax credit is subject to the limitations on the use of general business credit, but no basis reduction is required for any portion of the tax credit claimed. As of December 31, 2002, 86% of the units in the Pedcor Project and the Bloomington Project were occupied and each project complied with the low income occupancy requirements described above.

     Lincoln Federal has received tax credits of $374,000 from the operation of the Bloomington Project for the year ended December 31, 2002. The tax credits from the BHA project will be available through 2007. Although Lincoln Federal has reduced income tax expense by the full amount of the tax credit available each year, it has not been able to fully utilize available tax credits to reduce income taxes payable because it may not use tax credits that would reduce its regular corporate tax liability below its alternative minimum tax liability. Lincoln Federal may carry forward unused tax credits for a period of fifteen years and management believes that it will be able to utilize available tax credits. Additionally, Pedcor and BHA have incurred operating losses in the early years of their operations primarily due to accelerated depreciation of assets. Lincoln Federal has accounted for its investment in Pedcor, and LF has accounted for Lincoln Federal's investment in BHA, on the equity method. Accordingly, Lincoln Federal and LF have each recorded their share of these losses as reductions to their investments in Pedcor and BHA, respectively. At December 31, 2002, Lincoln Federal had no remaining investment on the books for Pedcor, and LF's investment in BHA was $1.4 million.

     The following summarizes Lincoln Federal's equity in Pedcor's losses and tax credits and LF's equity in BHA's losses and tax credits recognized in Lincoln Federal's consolidated financial statements.


                                                                        Year Ended December 31,
                                                             -------------------------------------------
                                                               2002              2001             2000
                                                             --------          --------         ---------
                                                                             (In Thousands)
Investment in Pedcor.......................................   $   --             $  --            $   --
                                                              ======             =====            ======
Equity in losses, net of income tax effect.................   $   --             $  --            $   --
Tax credit.................................................       --                --                --
                                                              ------             -----            ------
Increase in after-tax net income from Pedcor investment....   $   --             $  --            $   --
                                                              ======             =====            ======

                                                                        Year Ended December 31,
                                                             -------------------------------------------
                                                               2002              2001             2000
                                                             --------          --------         ---------
                                                                             (In Thousands)
Investment in BHA..........................................   $1,388            $1,535            $1,693
                                                              ======             =====            ======
Equity in losses, net of income tax effect.................   $  (91)           $  (98)           $ (230)
Tax credit.................................................      374               355               355
                                                              ------             -----            ------
Increase in after-tax net income from BHA investment ......   $  283            $  257            $  125
                                                              ======             =====            ======


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

     Deposits. Lincoln Federal attracts deposits principally from within Hendricks, Montgomery, Clinton, Johnson and Morgan Counties through the offering of a broad selection of deposit instruments, including passbook accounts, NOW accounts, variable rate money market accounts, fixed-term certificates of deposit, individual retirement accounts and savings accounts. Lincoln Federal does not actively solicit or advertise for deposits outside of Hendricks, Montgomery, Clinton, Johnson and Morgan Counties, and substantially all of Lincoln Federal's depositors are residents of those counties. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposits and the interest rate. Although the Bank may sometimes accept brokered deposits and bids for public deposits, it held only $.5 million and $19.7 million of such funds, or .2% and 7.3% of its total deposits, at December 31, 2002. Lincoln Federal periodically runs specials on certificates of deposit with specific maturities.

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

     Approximately 56.3% of Lincoln Federal's deposits consist of certificates of deposit, which generally have higher interest rates than other deposit products that it offers. Certificates of deposit have increased 6.5% during the year ended December 31, 2002. Money market savings accounts represent 19.9% of Lincoln Federal's deposits and have grown 5.7% during the year ended December 31, 2002. Non-interest bearing demand accounts have grown $4.1 million, or 44.0%, during the year ended December 31, 2002. Lincoln Federal offers special rates on certificates of deposit with maturities that fit its asset and liability strategies.

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

     An analysis of Lincoln Federal's deposit accounts by type and maturity at December 31, 2002, is as follows:


                                              Minimum    Balance at                  Weighted
                                              Opening   December 31,     % of         Average
Type of Account                               Balance      2002        Deposits        Rate
---------------                              ---------   ----------   ----------     ----------
                                                           (Dollars in thousands)
Withdrawable:
 Savings accounts .....................        $   25     $ 33,356      12.34%        1.31%
 Money market .........................         1,000       53,775      19.89         1.70
 NOW accounts .........................           200       17,749       6.56          .39
 Non-interest bearing demand accounts..            50       13,289       4.92           --
                                                          --------     ------
   Total withdrawable .................                    118,169      43.71         1.20
                                                          --------     ------

Certificates (original terms):
  3 months or less ....................         1,000          803        .30         1.41
  6 months ............................         1,000        6,059       2.24         1.68
  12 months ...........................         1,000       16,606       6.14         2.19
  18 months ...........................         1,000       11,925       4.41         2.45
  24 months ...........................         1,000       33,392      12.35         3.72
  30 months ...........................         1,000       20,511       7.59         4.50
  36 months ...........................         1,000       14,873       5.50         4.60
  48 months ...........................         1,000       10,623       3.93         4.95
  60 months ...........................         1,000       17,205       6.36         5.26
Public fund and brokered certificates .                     20,201       7.47         3.87
                                                          --------     ------
Total certificates ....................                    152,198      56.29         3.55
                                                          --------     ------
Total deposits ........................                   $270,367     100.00%        2.52%
                                                          ========     ======         ====

     The following table sets forth by various interest rate categories the composition of Lincoln Federal's time deposits at the dates indicated:

                                    At December 31,
                           --------------------------------
                             2002        2001        2000
                           --------     -------     -------
                                     (In Thousands)
Less than 2.00%..........  $ 26,989     $   249     $    --
2.00 to 2.99%............    34,303       7,915          --
3.00 to 3.99%............    35,170      30,529          65
4.00 to 4.99%............    25,908      41,641      20,347
5.00 to 5.99%............    23,863      32,795      49,433
6.00 to 6.99%............     5,886      29,408      86,371
7.00 to 7.99%............        79         360         514
                           --------    --------    --------
   Total.................  $152,198    $142,897    $156,730
                           ========    ========    ========

     The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 2002. Matured certificates, which have not been renewed as of December 31, 2002, have been allocated based upon certain rollover assumptions.


                                Amounts at December 31, 2002 Maturing In
                            -----------------------------------------------
                            One Year      Two        Three     Greater Than
                            or Less      Years       Years      Three Years
                            --------    -------     -------    ------------
                                            (In thousands)

Less than 2.00%.........    $26,300     $   689     $    --      $    --
2.00 to 2.99%...........     21,041      11,304       1,958           --
3.00 to 3.99%...........      7,841      22,014       4,309        1,005
4.00 to 4.99%...........     12,797       5,656       2,508        4,947
5.00 to 5.99%...........      6,272       7,993         831        8,767
6.00 to 6.99%...........      2,866       1,099       1,146          776
7.00 to 7.99%...........         74          --          --            5
                            -------     -------     -------      -------
   Total...............     $77,191     $48,755     $10,752      $15,500
                            =======     =======     =======      =======

The following table indicates the amount of Lincoln Federal's other certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2002.

                                                 At December 31, 2002
                                                 --------------------
Maturity Period                                     (In thousands)

  Three months or less ..........................       $19,951
  Greater than three months through six months...         2,343
  Greater than six months through twelve months..         5,267
  Over twelve months ............................        11,943
                                                        -------
        Total ...................................       $39,504
                                                        =======




                                                                       Deposit Activity
                                 Balance               Increase      Balance                Increase     Balance
                                    at                (Decrease)        at                 (Decrease)      at
                                December 31,   % of      from       December 31,  % of        from      December 31,  % of
                                   2002      Deposits    2001          2001      Deposits     2000        2000       Deposits
                                ------------ -------- ----------    ------------ --------  ----------   ------------ --------
                                                                    (Dollars in thousands)
Withdrawable:
  Savings accounts ...........   $ 33,356      12.34%  $   590      $ 32,766       13.00%    $ 2,935      $ 29,831     11.84%
  Money market accounts ......     53,775      19.89     2,876        50,899       20.19       6,553        44,346     17.61
  NOW accounts ...............     17,749       6.56     1,434        16,315        6.47        (493)       16,808      6.67
  Noninterest-bearing
    demand accounts ..........     13,289       4.92     4,060         9,229        3.66       5,085         4,144      1.65
                                 --------     ------   -------      --------      ------     -------      --------    ------
    Total withdrawable .......    118,169      43.71     8,960       109,209       43.32      14,080        95,129     37.77
                                 --------     ------   -------      --------      ------     -------      --------    ------
Certificates (original terms):
  91 days ....................        803        .30      (560)        1,363         .54         973           390       .16
  6 months ...................      6,059       2.24    (1,388)        7,447        2.95       4,190         3,257      1.29
  12 months ..................     16,606       6.14    (5,394)       22,000        8.73     (28,449)       50,449     20.03
  18 months ..................     11,925       4.41   (13,089)       25,014        9.92      11,585        13,429      5.33
  24 months ..................     33,392      12.35    13,599        19,793        7.85      (1,912)       21,705      8.62
  30 months ..................     20,511       7.59    (5,066)       25,577       10.14      (1,059)       26,636     10.58
  36 months ..................     14,873       5.50    (5,595)       20,468        8.12         981        19,487      7.74
  48 months ..................     10,623       3.93     2,412         8,211        3.26       7,977           234       .09
  60 months ..................     17,205       6.36     8,515         8,690        3.45      (3,527)       12,217      4.85
Public fund and brokered
  certificates ...............     20,201       7.47    15,867         4,334        1.72      (4,592)        8,926      3.54
                                 --------     ------   -------      --------      ------     -------      --------    ------
Total certificates ...........    152,198      56.29     9,301       142,897       56.68     (13,833)      156,730     62.23
                                 --------     ------   -------      --------      ------     -------      --------    ------
Total deposits ...............   $270,367     100.00%  $18,261      $252,106      100.00%    $   247      $251,859    100.00%
                                 ========     ======   =======      ========      ======     =======      ========    ======

     Total deposits at December 31, 2002 were approximately $270.4 million, compared to approximately $252.1 million at December 31, 2001. Lincoln Federal's deposit base depends somewhat upon the manufacturing sector of Hendricks, Montgomery, Clinton, Johnson and Morgan Counties. Although the manufacturing sector in these counties is relatively diversified and does not significantly depend upon any industry, a loss of a material portion of the manufacturing workforce could adversely affect Lincoln Federal's ability to attract deposits due to the loss of personal income attributable to the lost manufacturing jobs and the attendant loss in service industry jobs.

     In the unlikely event of the Bank's liquidation, all claims of creditors (including those of deposit account holders, to the extent of their deposit balances) would be paid first followed by distribution of the liquidation account to certain deposit account holders, with any assets remaining thereafter distributed to the Holding Company as the sole shareholder of Lincoln Federal.

     Borrowings. Lincoln Federal focuses on generating high quality loans and then seeking the best source of funding from deposits, investments or borrowings. At December 31, 2002, Lincoln Federal had borrowings in the amount of $163.0 million from the FHLB of Indianapolis which bear fixed and variable interest rates and which are due at various dates through 2012. Lincoln Federal is required to maintain eligible loans and investment securities in its portfolio of at least 145% and 115%, respectively, of outstanding advances as collateral for advances from the FHLB of Indianapolis. As an additional funding source, Lincoln Federal has also sold securities under repurchase agreements. Lincoln Federal had no outstanding securities sold under repurchase agreement at December 31, 2002. Lincoln Federal does not anticipate any difficulty in obtaining advances and other borrowings appropriate to meet its requirements in the future.

     The following table presents certain information relating to Lincoln Federal's borrowings at or for the years ended December 31, 2002, 2001 and 2000.



                                                         At or for the Year
                                                         Ended December 31,
                                                 ----------------------------------
                                                    2002         2001        2000
                                                 ----------    --------    --------
                                                         (Dollars in thousands)
Outstanding at end of period
  Securities sold under repurchase
    agreements .................................   $     --    $ 15,000    $ 14,600
  FHLB advances ................................    163,010     133,121     138,423
Average balance outstanding for period
  Securities sold under repurchase
    agreements .................................     11,425      14,921       5,365
  FHLB advances ................................    138,941     128,656     116,721
Maximum amount outstanding at any
  month-end during the period
  Securities sold under repurchase agreements ..     15,000      15,000      14,600
  FHLB advances ................................    163,010     138,687     148,420
Weighted average interest rate during the period
  Securities sold under repurchase agreements ..       5.94%       5.82%       6.36%
  FHLB advances ................................       5.09        5.32        6.00
Weighted average interest rate
  at end of period
  Securities sold under repurchase agreements ..         --        5.65        6.34
  FHLB advances ................................       4.69        5.13        5.59
Note payable to BHA ............................   $    248    $    737    $  1,226


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

     Lincoln Federal currently owns three subsidiaries, LF Service Corp. ("LF"), Citizens Loan and Service Corporation ("CLSC") and LF Portfolio ("Portfolio"). LF's assets consist of an investment in Family Financial Life Insurance Company ("Family Financial") and in BHA. See "- Investments in Low- and Moderate-Income Housing Projects." LF received regulatory approval in February 1998 to invest in Family Financial, an Indiana stock insurance company. In May 1998, LF acquired a 16.7% interest in Family Financial for $650,000. Fifty percent of the common stock of Family Financial is held by Consortium Partners, a Louisiana general partnership.

     Family Financial primarily engages in retail sales of mortgage and credit insurance products in connection with loans originated by Lincoln Federal's constituent shareholder financial institutions. Products offered by Family Financial include group and individual term mortgage life insurance, group mortgage disability insurance, group accidental death insurance, group credit life insurance, and group credit accident and disability insurance policies. Family Financial also markets a variety of tax-deferred annuity contracts which are wholly reinsured by other insurance companies. LF expects to receive (1) dividends paid on Family Financial shares owned directly by it, (2) a pro rata allocation of dividends received on shares held by Consortium Partners, which are divided among the partners based on the actuarially determined value of Family Financial's various lines of insurance generated by customers of these partners, and (3) commissions on sales of insurance products made to customers. For the period ended December 31, 2002, Lincoln Federal received dividends of $19,000 from Family Financial.

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

     CLSC owns a 104-acre tract of contiguous land on which it is presently developing 59 acres. The 59 acres that are presently being developed includes 64 building lots known as the Southridge Addition, and 89 building lots known as the Meadow Brook Addition. Both of these Additions have been annexed into the Town of Frankfort, Indiana. Phase I of the development includes 33 completed lots in the Southridge Addition, of which 27 lots have been sold and on which 27 houses have either been completed or are under construction, and 26 lots in the Meadow Brook Addition, of which 19 lots have been sold and on which 19 houses have either been completed or are under construction. The Southridge lots have been priced generally from $19,000 to $23,000 each, with completed homes selling generally from $90,000 to $120,000, and the Meadow Brook lots have been priced generally from $22,000 to $27,000 with completed homes expected to sell generally from $100,000 to $150,000. CLSC has delayed plans to complete the development of the remaining 31 lots in the Southridge Addition at this time. Phase II and Phase III of the Meadow Brook development, consisting of approximately 63 lots, are still in the design stage.

     CLSC also owns a 20-acre parcel of land, known as the Mann tract, and a 25-acre parcel known as the Chalfie tract. The development of this land, which is part of the 104-acre tract discussed above, is not currently under consideration. The Mann tract is presently being leased for farming purposes. CLSC has no present intentions to acquire additional land for development purposes.

     CLSC incurred a loss of $11,000 for the year ended December 31, 2002. CLSC incurred a loss of $28,000 for 2001 and a loss of $1,000 for 2000. At December 31, 2002, Lincoln had an investment in CLSC of $677,000 and loans outstanding to CLSC of approximately $105,000 with an interest rate set at the prime rate. The Holding Company's consolidated statements of income included elsewhere herein include the operations of CLSC. All intercompany balances and transactions have been eliminated in the consolidation.

     Portfolio is a Delaware corporation domiciled in Nevada. Portfolio holds and manages a significant portion of Lincoln Federal's investment portfolio. As of December 31, 2002, Portfolio had investments available for sale and interest-bearing deposits of $105.8 million, total assets of $106.6 million, and during the fiscal year ended December 31, 2002, had net income of $1.2 million.


Employees

     As of December 31, 2002, the Company employed 116 persons on a full-time basis and 14 on a part-time basis. None of the Company's employees are represented by a collective bargaining group and management considers employee relations to be good.

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


                                   REGULATION

General

     As a federally chartered, SAIF-insured savings association, Lincoln Federal is subject to extensive regulation by the OTS and the FDIC. For example, Lincoln Federal must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines Lincoln Federal's books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. A savings association must pay a semi-annual assessment to the OTS based upon a marginal assessment rate that decreases as the asset size of the savings association increases, and which includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution's size, condition, and the complexity of its operations. During 2002, Lincoln Federal's latest semi-annual assessment was $54,000.

     Lincoln Federal is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuances or retirements of Lincoln Federal's securities, and limitations upon other aspects of banking operations. In addition, Lincoln Federal's activities and operations are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation, antitrust laws and regulations protecting the confidentiality of consumer financial information.


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

     The Holding Company currently operates as a unitary savings and loan holding company. Prior to the enactment of the Gramm-Leach-Bliley Act (the "GLB Act") in November of 1999, there were no restrictions on the permissible business activities of a unitary savings and loan holding company. The GLB Act included a provision that prohibits any new unitary savings and loan holding company, defined as a company that acquires a thrift after May 4, 1999, from engaging in commercial activities. This provision also includes a grandfather clause, however, that permits a company that was a savings and loan holding company as of May 4, 1999, or had an application to become a savings and loan holding company on file with the OTS as of that date, to acquire and continue to control a thrift and to continue to engage in commercial activities. Because the Holding Company qualifies under this grandfather provision, the GLB Act did not affect the Holding Company's authority to engage in diversified business activities.

     Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and Lincoln Federal were a bank. See "-Qualified Thrift Lender." At December 31, 2002, Lincoln Federal's asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

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

Federal Home Loan Bank System

     Lincoln Federal is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member financial institutions. At December 31, 2002, Lincoln Federal's investment in stock of the FHLB of Indianapolis was $8.2 million. For the fiscal year ended December 31, 2002, the FHLB of Indianapolis paid approximately $490,000 in dividends to Lincoln Federal.

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


Savings Association Regulatory Capital

     Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. The OTS requires a core capital level of 3% of total adjusted assets for savings associations that receive the highest rating for safety and soundness, and 4% to 5% for all other savings associations. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt, less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 2002, Lincoln Federal was in compliance with all capital requirements imposed by law.

     The OTS issued a final rule in 1993 which set forth a methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS has delayed the implementation of this rule, however, and in 2002 deleted this interest rate risk component from capital requirements applicable to savings associations. The OTS has also revised its standards regarding the management of interest rate risk to include summary guidelines to assist savings associations in determining their exposures to interest rate risk. If an association is not in compliance with the capital requirements, the OTS is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers' compensation. In addition, the OTS and the FDIC generally are authorized to take enforcement actions against a savings association that fails to meet its capital requirements. These actions may include restricting the operating activities of the association, imposing a capital directive, cease and desist order, or civil money penalties, or imposing harsher measures such as appointing a receiver or conservator or forcing the association to merge into another institution.


Prompt Corrective Regulatory Action

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2002, Lincoln Federal was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

     The regulation exempts certain savings associations from filing either a notice or an application with the OTS before making any capital distribution and requires a savings association to file an application for approval of a proposed capital distribution with the OTS if the association is not eligible for expedited treatment under OTS's application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years (the "retained net income standard"). Based on Lincoln Federal's retained net income standard at December 31, 2002, Lincoln Federal would be required to file an application with the OTS before making any capital distributions. A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS or the FDIC.

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


Liquidity

     The Financial Regulatory Relief and Economic Efficiency Act of 2000 repealed the former statutory requirement that all savings associations maintain an average daily balance of liquid assets in a minimum amount of not less than 4% or more than 10% of their withdrawable accounts plus short-term borrowings. The OTS adopted an interim final rule in March 2001 that implemented this revised statutory requirement, although savings associations remain subject to the OTS regulation that requires them to maintain sufficient liquidity to ensure their safe and sound operation.


Safety and Soundness Standards

     The federal banking agencies have adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation, interest rate exposure, asset quality and earnings standards. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings.


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


Loans to One Borrower

     Under OTS regulations, Lincoln Federal may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. Lincoln Federal has established an "in-house" lending limit of $3 million to a single or related group of borrowers, which is significantly lower than the regulatory lending limit described above. Any loan that exceeds this "in-house" lending limit up to the regulatory lending limit must first be approved by Lincoln Federal's board of directors. Lincoln Federal did not have any loans or extensions of credit to a single or related group of borrowers in excess of its regulatory lending limits at December 31, 2002. Management does not believe that the loans-to-one-borrower limits will have a significant impact on Lincoln Federal's business operations or earnings.


Qualified Thrift Lender

     Savings associations must meet a QTL test that requires the association to maintain an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise to qualify as a QTL. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 2002, Lincoln Federal was in compliance with its QTL requirement, with approximately 71.9% of its assets invested in QTIs.

     A savings association which fails to meet the QTL test must either convert to a bank (but its deposit insurance assessments and payments will be those of and paid to the SAIF) or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for a national bank and for a savings association; (ii) its branching activities shall be limited to those of a national bank; and (iii) it shall be bound by regulations applicable to national banks respecting payment of dividends. Three years after failing the QTL test the association must dispose of any investment or activity not permissible for a national bank and a savings association. If such a savings association is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).


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

Transactions with Affiliates

     Lincoln Federal is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which limits credit transactions between a bank or savings association and its executive officers and its affiliates. These provisions also prescribe terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restrict the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.


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


Sarbanes-Oxley Act of 2002

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits;
(iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions become effective over a period of 30 to 270 days and are subject to rulemaking by the Securities and Exchange Commission. Although the Holding Company anticipates that additional expense will be incurred to comply with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.


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


Predatory Lending

     The Federal Reserve Board issued a regulation that became effective on October 1, 2002 that is aimed at curbing "predatory lending." The term "predatory lending" encompasses a variety of practices, but the term generally is used to refer to abusive lending practices involving fraud, deception or unfairness. Predatory lending typically involves one or more of the following:
(i) making unaffordable loans based on the assets of the borrower rather than on the borrower's ability to repay an obligation ("asset-based lending"); (ii) inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced ("loan flipping"); or (iii) engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower. The Federal Reserve Board's new regulation, which amends Regulation Z, broadens the scope of loans subject to the protections of the Home Ownership and Equity Protection Act of 1994 ("HOEPA"). Among other things, the regulation brings within the scope of HOEPA first-lien mortgage loans with interest rates that are at least 8 percentage points above Treasury securities having a comparable maturity. In addition, the regulation requires that the cost of optional insurance and similar debt protection products paid by a borrower at closing be included in calculating the finance charge paid by the borrower. HOEPA coverage is triggered if such finance charges exceed 8 percent of the total loan. Finally, the regulation restricts creditors from engaging in repeated refinancings of their own HOEPA loans over a short time period when the transactions are not in the borrower's interest. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid. The Association is unable at this time to determine the impact that these new regulations, or any similar state predatory lending regulations, may have on its financial condition or results of operation.


USA Patriot Act of 2001

     On October 26, 2001, President Bush signed the USA Patriot Act of 2001. The Patriot Act is intended is to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws. On July 23, 2002, the Treasury Department proposed regulations requiring institutions to incorporate into their written money laundering plans a board-approved customer identification program implementing reasonable procedures for: (i) verifying the identity of any person seeking to open an account, to the extent reasonable and practicable; (ii) maintaining records of the information used to verify the person's identity; and
(iii) determining whether the person appears on any list of known or suspected terrorists or terrorist organizations. The Association does not anticipate that these requirements will materially affect its operations.


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


State Taxation

     Lincoln Federal is subject to Indiana's Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "apportioned adjusted gross income." "Apportioned adjusted gross income," for purposes of FIT, begins with taxable income as defined by Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

     Lincoln Federal's state income tax returns have not been audited in recent years.

Item 2.   Properties.
-------   -----------

     The following table provides certain information with respect to Lincoln Federal's offices as of December 31, 2002:


                                                                               Net Book
                                                                               Value of
                                                                               Property,      Approximate
Description                            Owned or      Year          Total      Furniture &       Square
and Address                             Leased      Opened        Deposits      Fixtures        Footage
-----------------------               ----------   --------     -----------  --------------  --------------
                                                             (Dollars in thousands)
1121 East Main Street                   Owned         1970        $83,305       $1,350            9,925
Plainfield, IN 46168

134 South Washington Street             Owned         1962         52,809          333            9,340
Crawfordsville, IN 47933

1900 East Wabash Street                 Owned         1974         27,240          271            2,670
Frankfort, IN 46041

60 South Main  Street                   Owned         2000         27,630          765           11,750
Frankfort, IN 46041

975 East Main Street                    Owned         1981         40,392          598            2,890
Brownsburg, IN 46112

7648 East U.S. Highway 36               Owned         1999         17,243          915            2,800
Avon, IN  46123

590 S. State Road 67                   Leased         1999          8,187          219            1,500
Mooresville, IN 46158

648 Treybourne Drive                    Owned         2000         13,238          975            2,550
Greenwood, IN 46142

18 Providence Drive                     Owned         2002            323        1,213            2,800
Greenwood, IN  46143


     Lincoln Federal owns computer and data processing equipment which it uses for transaction processing, loan origination, and accounting. The net book value of Lincoln Federal's electronic data processing equipment was approximately $337,000 at December 31, 2002.

     Lincoln Federal currently operates nine automatic teller machines ("ATMs"), with one ATM located at its main office and each of its branch offices. Lincoln Federal's ATMs participate in the Star(R) network.

     Lincoln Federal has also contracted for the data processing and reporting services of Aurum Technologies, located in Plano, Texas. The cost of these data processing services is approximately $65,000 per month.

     Lincoln Federal has contracted for items processing with DCM, Inc. The cost of these processing services is approximately $12,000 per month.

Item 3. Legal Proceedings.
------- ------------------

     Although the Holding Company and Lincoln Federal are involved, from time to time, in various legal proceedings in the normal course of business, there are no material legal proceedings to which they presently are a party or to which any of the Holding Company's or Lincoln Federal's property is subject.


Item 4. Submission of Matters to a Vote of Security Holders.
------- ----------------------------------------------------

     No matter was submitted to a vote of the Company's shareholders during the quarter ended December 31, 2002.


Item 4.5. Executive Officers of the Registrant.
--------- -------------------------------------

     The executive officers of the Holding Company are identified below. The executive officers are elected annually by the Holding Company's Board of Directors and the Bank's Board of Directors.

     T. Tim Unger (age 62) has been Chairman of the Board, President and Chief Executive Officer of the Holding Company since December 1998. Mr. Unger also serves as the President and Chief Executive Officer of the Bank since January 1996. Before joining the Company, Mr. Unger served as President and Chief Executive Officer of Summit Bank of Clinton County from 1989 through 1995. Mr. Unger has served the banking industry since 1966.

     John M. Baer (age 54) has served as the Holding Company's Secretary and Treasurer since December 1998 and as Lincoln Federal's Senior Vice President, Chief Financial Officer, Secretary and Treasurer since June 1997. Before working for the Company, Mr. Baer served as Vice President and Chief Financial Officer of the Community Bank Group of Bank One in Indianapolis, Indiana from June 1996 through June 1997. From October 1989 through June 1996 he served as Senior Vice President and Chief Financial Officer of Bank One, Merrillville, NA, in Merrillville, Indiana. Mr. Baer has served the banking industry since 1978.

     Paul S. Siebenmorgan (age 53) has served as the Holding Company's Vice President since January 2002 and as the Bank's Senior Vice President and Chief Lending Officer since May 2000. Prior to joining the Company, Mr. Siebenmorgan served as Executive Vice President of Lakeland Financial Corporation and Lake City Bank.

     Rebecca J. Morgan (age 52) has served as the Holding Company's Vice President since January 2002 and as the Bank's Senior Vice president and Retail Sales Manager since June 1999. Prior to joining the Company, Ms. Morgan was Senior Vice President and a Retail Sales Manager for First of America Bank.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.
------- ----------------------------------------------------------------------

     The information required by this item is contained in the material under the heading "Shareholder Information" on page 46 of the Holding Company's 2002 Shareholder Annual Report (the "Shareholder Annual Report"), which is incorporated herein by this reference.


Item 6. Selected Financial Data.
------- ------------------------

     The information required by this item is contained in the material under the heading "Selected Consolidated Financial Data of Lincoln Bancorp and Subsidiary" on pages 3 and 4 of the Shareholder Annual Report, which is incorporated herein by this reference.


Item 7. Management's  Discussion and Analysis of Financial Condition and Results
------- ------------------------------------------------------------------------
of Operation.
-------------

     The information required by this item is contained on pages 4 through 19 of the Shareholder Annual Report, which is incorporated herein by this reference.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------- ----------------------------------------------------------

     The information required by this item is contained on pages 17 through 19 of the Shareholder Annual Report, which is incorporated herein by this reference.


Item 8. Financial Statements and Supplementary Data.
------- --------------------------------------------

     The Holding Company's Consolidated Financial Statements and Notes thereto contained on pages 20 through 44 in the Shareholder Annual Report are incorporated herein by reference. The Company's unaudited quarterly results of operations contained on page 17 in the Shareholder Annual Report are incorporated herein by reference.


Item  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------  ----------------------------------------------------------------------
Financial Disclosure.
---------------------

     Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
-------- ---------------------------------------------------

     The information required by this item with respect to directors is contained on pages 2 through 5 and page 13 of the Holding Company's Proxy Statement for its 2003 Annual Shareholder Meeting (the "2003 Proxy Statement"), which is incorporated herein by this reference. Information concerning the Holding Company's executive officers is included in Item 4.5 in Part I of this report.


Item 11. Executive Compensation.
-------- -----------------------

     The information required by this item is contained on pages 6 through 12 of the 2003 Proxy Statement, which is incorporated herein by this reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------- ---------------------------------------------------------------

     The information required by this item is contained on pages 1 through 4 of the 2003 Proxy Statement, which is incorporated herein by this reference.

     The following table provides information, as of December 31, 2002, regarding the securities authorized for issuance under the Company's equity compensation plans.


                                                                                       Number of securities
                                         Number of                                   remaining available for
                                      securities to be                                future issuance under
                                    issued upon exercise      Weighted-average      equity compensation plans
                                   of outstanding options,    exercise price of      as of December 31, 2002
                                     warrants and rights     outstanding options,    (excluding securities
                                   as of December 31, 2002   warrants and rights     reflected in column (a))
Plan Category                                (a)                      (b)                      (c)
-----------------------------      -----------------------   --------------------  ---------------------------

Equity compensation
   plans approved by
   security holders                       609,633 (1)            $12.25 (1)                 114,330 (1)
                                          108,548 (2)            $ 0.00 (2)                  40,246 (2)
Equity compensation
         plans not approved
   by security holders                         --                    --                          --
                                          -------                ------                     -------
      Total                               718,181                $12.25 (3)                 154,576
                                          =======                ======                     =======
------------------------------
(1)  The Lincoln Bancorp Stock Option Plan.
(2)  The Lincoln  Bancorp  Recognition  and  Retention  Plan and Trust  ("RRP").
     Column (a) includes  108,548 shares granted to management that have not yet vested.
(3)  The total in column (b) includes only the  weighted-average  price of stock options,  as the  restricted  shares awarded under the RRP have no exercise price.


Item 13. Certain Relationships and Related Transactions.
-------- -----------------------------------------------

     The information required by this item is contained on page 10 of the 2003 Proxy Statement, which is incorporated herein by this reference.


Item 14. Controls and Procedures.
-------- ------------------------

     Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Holding Company's management, including its Chief Executive Officer and the Holding Company's Treasurer, of the effectiveness of the Holding Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, the Holding Company's Chief Executive Officer and Treasurer have concluded that the Holding Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Holding Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of this evaluation, there were no significant changes in the Holding Company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------- -----------------------------------------------------------------

     (a) List the following documents included in the financial statements filed as part of the report:



          Independent Accountants' Report .............................    See Shareholder Annual Report
                                                                              Page 20

          Consolidated  Balance  Sheets  at  December  31,  2002  and
               2001  ..................................................    See Shareholder Annual Report
                                                                              Page 21

          Consolidated  Statements  of Income for the Years
               Ended  December  31, 2002, 2001 and 2000................    See Shareholder Annual Report
                                                                              Page 22

          Consolidated  Statements of  Comprehensive  Income for
               the Years Ended December 31, 2002, 2001 and 2000........    See Shareholder Annual Report
                                                                              Page 23

          Consolidated  Statements  of Changes in  Shareholders'
               Equity for the Years Ended  December  31,  2002,
               2001 and 2000...........................................    See Shareholder Annual Report
                                                                              Page 24

          Consolidated Statements of Cash Flows for the Years
               Ended December 31, 2002, 2001 and 2000..................    See Shareholder Annual Report
                                                                              Page 25

          Notes to  Consolidated  Financial  Statements................    See  Shareholder Annual Report
                                                                              Page 26

          (b)  Reports on Form 8-K.

               The Holding Company filed no reports on Form 8-K during the quarter ended December 31, 2002.

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


                                        LINCOLN BANCORP



Date: March 28, 2003                    By: /s/ T. Tim Unger
                                            ------------------------------------
                                            T. Tim Unger, President and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of March 2003.

    Signatures                          Title                     Date
    ----------------------------------  -----------------------   --------------

(1) Principal Executive Officer:                                )
                                                                )
                                                                )
    /s/ T. Tim Unger                                            )
    ----------------------------------  President and           )
    T. Tim Unger                        Chief Executive Officer )
                                                                )
                                                                )
                                                                )
(2) Principal Financial and Accounting                          )
    Officer:                                                    )
                                                                )
    /s/ John M. Baer                                            )
    ----------------------------------  Secretary and Treasurer )
    John M. Baer                                                ) March 28, 2003
                                                                )
                                                                )
                                                                )
(3) The Board of Directors:                                     )
                                                                )
                                                                )
    /s/ Lester N. Bergum, Jr.           Director                )
    ----------------------------------                          )
    Lester N. Bergum, Jr.                                       )
                                                                )
                                                                )
    /s/ Dennis W. Dawes                 Director                )
    ----------------------------------                          )
    Dennis W. Dawes                                             )
                                                                )
                                                                )
    /s/ W. Thomas Harmon                Director                )
    ----------------------------------                          )
    W. Thomas Harmon                                            )
                                                                )
                                                                )
    /s/ Jerry R. Holifield              Director                )
    ----------------------------------                          )
    Jerry R. Holifield                                          )
                                                                )
                                                                )
    /s/ David E. Mansfield              Director                )
    ----------------------------------                          )
    David E. Mansfield                                          )
                                                                )
                                                                ) March 28, 2003
    /s/ John C. Milholland              Director                )
    ----------------------------------                          )
    John C. Milholland                                          )
                                                                )
                                                                )
    /s/ T. Tim Unger                    Director                )
    ----------------------------------                          )
    T. Tim Unger                                                )
                                                                )
                                                                )
    /s/ John L. Wyatt                   Director                )
    ----------------------------------                          )
    John L. Wyatt                                               )
                                                                )

                                  CERTIFICATION

I, T. Tim Unger, certify that:

1.   I have reviewed this annual report on Form 10-K of Lincoln Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 28, 2003               /s/ T. Tim Unger
                                    --------------------------------------------
                                    T. Tim Unger
                                    President and Chief Executive Officer

                                  CERTIFICATION

I, John M. Baer, certify that:

1.   I have reviewed this annual report on Form 10-K of Lincoln Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003               /s/ John M. Baer
                                    --------------------------------------------
                                    John M. Baer
                                    Secretary and Treasurer

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


     Signed this 28th day of March 2003.



/s/ John M. Baer                        /s/ T. Tim Unger
--------------------------------------  ----------------------------------------
John M. Baer                            T. Tim Unger
Secretary and Treasurer                 President and Chief Executive Officer


                                  EXHIBIT INDEX

  Exhibit No.                                            Description




      3 (1) Registrant's Articles of Incorporation are incorporated herein by reference to Exhibit (1)to the Registrant's
               Registration Statement on Form S-1 filed with the Commission on September 14, 1998 (the "S-1 Registration Statement")

        (2)    Registrant's Code of By-Laws is incorporated herein by reference to Exhibit 3(2)
               to the Pre-Effective No. 1 to the Form S-1 Registration Statement filed with the Commission on November 2, 1998 (the "Amendment No. 1 to Form S-1")

     10 (2)    Lincoln Bancorp Stock Option Plan is incorporated herein by reference to
               Exhibit 10(2) to the S-1 Registration Statement

        (3)    Lincoln Federal Savings Bank Recognition and Retention Plan and
               Trust is incorporated herein by reference to Exhibit 10(3) to the S-1 Registration Statement

        (4)    Employment Agreement between Lincoln Federal Savings Bank and
               T. Tim Unger is incorporated herein by reference to Exhibit 10(4) to the S-1
               Registration Statement

        (5)    Lincoln Federal Savings Bank Employee Stock Ownership Plan and
               Trust Agreement is incorporated herein by reference to Exhibit 10(5) to the
               S-1 Registration Statement

        (6) ESOP Loan Commitment and Exempt Loan and Share Purchase Agreement between Trust under Lincoln Bancorp Employee Stock Ownership Plan and Trust Agreement and Lincoln Bancorp is incorporated herein by reference to Exhibit 10(6) to the Amendment No. 1 to Form S-1

        (7)    Unfunded Deferred Compensation Plan for the Directors of Lincoln
               Federal Savings Bank (as Amended and Restated Effective January
               1, 1999) is incorporated herein by reference to Exhibit 10(7) to the Registrant's Registration Statement on Form S-4 filed with the Commission on June 21, 2000 (the "S-4 Registration
               Statement")

        (8)    Lincoln Federal Savings Bank Deferred Director Supplemental Retirement
               Plan (Effective December 1, 1997) is incorporated herein by reference to Exhibit 10(8) to the S-1 Registration Statement

        (9)    First Amendment to the Lincoln Federal Savings Bank Employee Stock
               Ownership Plan and Trust Agreement is incorporated herein by reference to
               Exhibit 10(a) to the S-4 Registration Statement

        (10)   Second Amendment to the Lincoln Federal Savings Bank Employee
               Stock Ownership Plan and Trust Agreement is incorporated herein by reference to Exhibit 10(10) to the S-4 Registration Statement

        (11)   Employment Agreement between Lincoln Federal Savings Bank and
               John M. Baer is incorporated herein by reference to Exhibit
               10(12) to the Annual Report on Form 10-K filed with the Commission on April 2, 2001 (the "2000 10-K")

        (12)   Employment Agreement between Lincoln Federal Savings Bank and
               Rebecca M. Morgan is incorporated herein by reference to Exhibit
               10(12) to the 2000 10-K.

     13        2002 Shareholder Annual Report

     21        Subsidiaries of Registrant

     23        Consent of Independent Accountants