Form 10-Q
period 2003-03-31
LINCOLN BANCORP /IN/
filed 2003-05-15
CIK 1070259

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003 OR

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

The number of shares of the Registrant's common stock, without par value, outstanding as of March 31, 2003 was 4,451,823.

                         LINCOLN BANCORP AND SUBSIDIARY
                                    FORM 10-Q

                                      INDEX

                                                                        Page No.

FORWARD LOOKING STATEMENT                                                     3

PART I.   FINANCIAL INFORMATION                                               4

Item 1.   Financial Statements                                                4

            Consolidated Condensed Balance Sheets                             4

            Consolidated Condensed Statements of Income                       5

            Consolidated Condensed Statements of Comprehensive Income         6

            Consolidated Condensed Statement of Shareholders' Equity          7

            Consolidated Condensed Statements of Cash Flows                   8

            Notes to Unaudited Consolidated Condensed Financial Statements    9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                         11

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         15

Item 4.   Controls and Procedures                                            15

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  16
Item 2.   Changes in Securities and Use of Proceeds                          16
Item 3.   Defaults Upon Senior Securities                                    16
Item 4.   Submission of Matters to a Vote of Security Holders                16
Item 5.   Other Information                                                  16
Item 6.   Exhibits and Reports on Form 8-K                                   16

SIGNATURES                                                                   17

CERTIFICATIONS                                                               18

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

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                      LINCOLN BANCORP AND SUBSIDIARY
                                   Consolidated Condensed Balance Sheets


                                                                            March 31,          December 31,
                                                                              2003                 2002
                                                                         -------------         ------------
                                                                          (Unaudited)
Assets
   Cash and due from banks                                               $   1,830,651         $  2,366,192
   Short-term interest-bearing demand deposits in other banks               17,880,662           24,931,901
                                                                         -------------         ------------
      Cash and cash equivalents                                             19,711,313           27,298,093
   Investment securities
      Available for sale                                                   100,793,108           99,600,288
      Held to maturity (market value $1,770,000 and $1,780,000)              1,770,000            1,780,000
                                                                         -------------         ------------
         Total investment securities                                       102,563,108          101,380,288
   Loans held for sale                                                              --            3,072,689
   Loans, net of allowance for loan losses of $3,048,702 and $2,931,968    380,282,838          353,195,588
   Premises and equipment                                                    6,639,360            6,639,023
   Investments in limited partnerships                                       1,351,777            1,387,777
   Federal Home Loan Bank stock                                              8,910,400            8,160,400
   Interest receivable                                                       2,112,529            2,165,630
   Goodwill                                                                  1,563,594            1,563,594
   Cash surrender value life insurance                                      12,074,758           11,905,449
   Other assets                                                              4,861,001            5,088,394
                                                                         -------------         ------------
         Total assets                                                     $540,070,678         $521,856,925
                                                                         =============         ============

Liabilities
   Deposits
      Noninterest-bearing                                                 $ 15,308,900         $ 13,289,178
      Interest-bearing                                                     271,819,199          257,077,485
                                                                         -------------         ------------
         Total deposits                                                    287,128,099          270,366,663
   Borrowings                                                              168,018,186          163,258,142
   Interest payable                                                            911,326              942,250
   Other liabilities                                                         5,563,959            5,170,287
                                                                         -------------         ------------
         Total liabilities                                                 461,621,570          439,737,342
                                                                         -------------         ------------

Commitments and Contingencies

Shareholders' Equity
   Common stock, without par value
      Authorized - 20,000,000 shares
      Issued and outstanding - 4,451,823 and 4,676,401 shares               43,537,302           45,790,320
   Retained earnings                                                        39,954,582           41,455,452
   Accumulated other comprehensive income                                      374,214              552,409
   Unearned recognition and retention plan (RRP) shares                     (1,400,995)          (1,576,038)
   Unearned employee stock ownership plan (ESOP) shares                     (4,015,995)          (4,102,560)
                                                                         -------------         ------------
         Total shareholders' equity                                         78,449,108           82,119,583
                                                                         -------------         ------------
         Total liabilities and shareholders' equity                       $540,070,678         $521,856,925
                                                                         =============         ============

See notes to consolidated condensed financial statements.

                                      LINCOLN BANCORP AND SUBSIDIARY
                                Consolidated Condensed Statements of Income
                                                (Unaudited)

                                                                                   Three Months Ended
                                                                                        March 31
                                                                            -------------------------------
                                                                               2003                 2002
                                                                            ----------           ----------
Interest Income
     Loans, including fees                                                  $6,154,725           $6,175,559
     Investment securities                                                   1,114,643            1,429,528
     Deposits with financial institutions                                       51,140               72,760
     Dividend income                                                           104,235              114,427
                                                                            ----------           ----------
         Total interest and dividend income                                  7,424,743            7,792,274
                                                                            ----------           ----------

Interest Expense
     Deposits                                                                1,614,008            2,015,407
     Repurchase agreements                                                          --              211,875
     Federal Home Loan Bank advances                                         1,971,144            1,713,008
                                                                            ----------           ----------
         Total interest expense                                              3,585,152            3,940,290
                                                                            ----------           ----------

Net Interest Income                                                          3,839,591            3,851,984
     Provision  for loan losses                                                164,531               15,165
                                                                            ----------           ----------
Net Interest Income After Provision for Loan Losses                          3,675,060            3,836,819
                                                                            ----------           ----------

Other Income
     Service charges on deposit accounts                                       199,559              173,128
     Net realized and unrealized gains on loans                                251,136              228,991
     Net realized losses on sales of available-for-sale securities             (25,718)                  --
     Equity in losses of limited partnerships                                  (36,000)             (39,000)
     Other income                                                              473,208              274,008
                                                                            ----------           ----------
         Total other income                                                    862,185              637,127
                                                                            ----------           ----------

Other Expenses
     Salaries and employee benefits                                          1,769,682            1,534,982
     Net occupancy expenses                                                    216,458              167,841
     Equipment expenses                                                        239,377              160,709
     Advertising and business development                                      109,758               81,756
     Data processing fees                                                      325,714              274,083
     Professional fees                                                         113,552               71,681
     Director and committee fees                                                70,202               65,290
     Other expenses                                                            515,426              478,470
                                                                            ----------           ----------
         Total other expenses                                                3,360,169            2,834,812
                                                                            ----------           ----------

Income Before Income Tax                                                     1,177,076            1,639,134
     Income tax expense                                                        274,110              529,475
                                                                            ----------           ----------

Net Income                                                                  $  902,966           $1,109,659
                                                                            ==========           ==========

Basic earnings per share                                                          $.23                 $.25
Diluted earnings per share                                                         .22                  .24
Dividends per share                                                                .12                  .10


See notes to consolidated condensed financial statements.

                                  LINCOLN BANCORP AND SUBSIDIARY
                        Consolidated Condensed Statements of Comprehensive Income
                                            (Unaudited)



                                                                                   Three Months Ended
                                                                                        March 31,
                                                                             ------------------------------
                                                                                2003                2002
                                                                             ---------           ----------

Net Income                                                                   $ 902,966           $1,109,659
Other comprehensive income, net of tax
   Unrealized gains (losses) on securities available for sale
      Unrealized holding losses arising during the period, net of
      tax benefit of $102,859 and $415,133                                    (195,169)            (632,918)
      Less:  Reclassification adjustment for losses included in
      net income, net of tax benefit of $8,744                                 (16,974)                 ---
                                                                              --------           ----------
                                                                              (178,195)            (632,918)
                                                                              --------           ----------
Comprehensive income                                                         $ 724,771           $  476,741
                                                                             =========           ==========


See notes to consolidated condensed financial statements.

                                                   LINCOLN BANCORP AND SUBSIDIARY
                                       Consolidated Condensed Statement of Shareholders' Equity
                                              For the Three Months Ended March 31, 2003
                                                             (Unaudited)


                                       Common Stock                       Accumulated
                                -------------------------                    Other                        Unearned
                                   Shares                      Retained  Comprehensive   Unearned           ESOP
                                Outstanding     Amount         Earnings       Loss     Compensation        Shares           Total
                                -----------   -----------    ----------- ------------- ------------     -----------     -----------

Balances, January 1, 2003        4,676,401    $45,790,320    $41,455,452    $552,409    $(1,576,038)    $(4,102,560)    $82,119,583

  Net income for the period                                      902,966                                                    902,966
  Unrealized gains on
    securities, net of
    reclassification
    adjustment                                                              (178,195)                                      (178,195)
  Purchase of common stock        (233,820)    (2,338,200)    (1,969,058)                                                (4,307,258)
  Stock options exercised            9,242         85,182                                                                    85,182
  ESOP shares earned                                              62,673                                     86,565         149,238
  Amortization of unearned
    compensation expense                                         (12,463)                   175,043                         162,580
  Cash dividends ($.12 per
    share)                                                      (484,988)                                                  (484,988)
                                 ---------    -----------    -----------    --------    -----------     -----------     -----------
Balances, March 31, 2003         4,451,823    $43,537,302    $39,954,582    $374,214    $(1,400,995)    $(4,015,995)    $78,449,108
                                 =========    ===========    ===========    ========    ===========     ===========     ===========


See notes to consolidated condensed financial statements.

                                     LINCOLN BANCORP AND SUBSIDIARY
                                 Consolidated Condensed Statements of Cash Flows
                                                  (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                        ------------------------------
                                                                             2003              2002
                                                                        ------------       -----------
Operating Activities
   Net income                                                           $    902,966       $ 1,109,659
   Adjustments to reconcile net income to net cash provided by
    (used in) operating activities
     Provision for loan losses                                               164,531            15,165
     Investment securities accretion, net                                     39,565           104,191
     Investment securities losses                                             25,718                --
     Equity in losses of limited partnerships                                 36,000            39,000
     Amortization of net loan origination fees                              (179,419)         (162,866)
     Depreciation and amortization                                           184,602           137,163
     Amortization of purchase accounting adjustments                           8,643            15,362
     Amortization of unearned compensation expense                           162,580           167,550
     ESOP shares earned                                                      149,238           100,374
     Net change in:                                                               --                --
       Loans held for sale                                                 3,072,689         2,330,181
       Interest receivable                                                    53,101           304,857
       Interest payable                                                      (30,924)          (74,825)
     Other adjustments                                                        66,138           320,447
                                                                        ------------       -----------
         Net cash provided by operating activities                         4,655,428         4,406,258
                                                                        ------------       -----------

Investing Activities
   Net change in interest-bearing deposits                                        --         1,000,000
   Purchases of securities available for sale                            (18,983,123)       (5,003,125)
   Proceeds from sales of securities available for sale                    1,043,661                --
   Proceeds from maturities of securities available for sale              16,409,049        12,881,666
   Proceeds from maturities of securities held to maturity                    10,000            10,000
   Net change in loans                                                   (27,250,205)        1,226,992
   Purchases of property and equipment                                      (188,203)         (248,041)
   Purchases of Federal Home Loan Bank stock                                (750,000)               --
   Proceeds from sale of foreclosed  real estate                                  --            74,749
                                                                        ------------       -----------
         Net cash provided by (used in) investing activities             (29,708,821)        9,942,241
                                                                        ------------       -----------

Financing Activities
   Net change in
     Noninterest-bearing, interest-bearing demand, money market
      and savings deposits                                                18,790,866         6,168,078
     Certificates of deposit                                              (2,029,430)        1,096,538
   Proceeds from repurchase agreements                                            --                --
   Proceeds from FHLB advances                                            15,000,000                --
   Repayment of FHLB advances                                            (10,000,000)               --
   Payment on note payable to limited partnership                           (248,501)         (488,500)
   Dividends paid                                                           (511,937)         (467,182)
   Exercise of stock options                                                  85,182           161,250
   Purchase of common stock                                               (4,307,258)       (2,286,096)
   Net change in advances by borrowers for taxes and insurance               687,691           465,325
                                                                        ------------       -----------
         Net cash provided by financing activities                        17,466,613         4,649,413
                                                                        ------------       -----------

Net Change in Cash and Cash Equivalents                                   (7,586,780)       18,997,912

Cash and Cash Equivalents, Beginning of Period                            27,298,093        10,403,023
                                                                        ------------       -----------

Cash and Cash Equivalents, End of Period                                $ 19,711,313       $29,400,935
                                                                        ============       ===========

Additional Cash Flows and Supplementary Information
   Interest paid                                                        $  3,616,076       $ 4,015,115
   Income tax paid                                                           250,000           300,000
   Loan balances transferred to foreclosed real estate                       203,192            68,660
   Securitization of loans                                                        --        13,702,413

See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
         Notes to Unaudited Consolidated Condensed Financial Statements

Note 1:  Basis of Presentation
------------------------------

The consolidated financial statements include the accounts of Lincoln Bancorp (the "Company"), its wholly owned subsidiary, Lincoln Federal Savings Bank, a federally chartered savings bank ("Lincoln Federal"), and Lincoln Federal's wholly owned subsidiaries, LF Service Corporation ("LF Service") and Citizens Loan and Service Corporation ("CLSC"), both Indiana corporations, and LF Portfolio Services, Inc. ("LF Portfolio"), a Delaware corporation. A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 2002 Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at March 31, 2003, and for the three months ended March 31, 2003 and 2002, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the three-month period ended March 31, 2003, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date.

Note 2:  Earnings Per Share
---------------------------

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.



                                     Three Months Ended                    Three Months Ended
                                        March 31, 2003                       March 31, 2002
                                     ------------------                     -----------------
                                           Weighted        Per                   Weighted        Per
                                            Average       Share                   Average       Share
                               Income       Shares       Amount      Income       Shares       Amount
                               ------      ---------     ------      ------      --------      ------
Basic earnings per share
  Income available to
  common shareholders         $902,966     3,987,113      $.23     $1,109,659   4,467,733       $.25
                                                          ====                                  ====
Effect of dilutive RRP
  awards and stock options                   141,962                              149,353
                              ----------------------               ----------------------
Diluted earnings per share
  Income available to
  common shareholders
  and assumed
  conversions                 $902,966     4,129,075      $.22     $1,109,659   4,617,086       $.24
                              ======================================================================

Note 3:  Stock Options
----------------------

The Company has a stock-based employee compensation plan, which is described more fully in Notes to Financial Statements included in the December 31, 2002 Annual Report to shareholders. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.



                                                    Three Months Ended      Three Months Ended
                                                      March 31, 2003           March 31, 2002
                                                    ------------------      ------------------

Net income, as reported                                  $902,966               $1,109,659
Less:  Total stock-based employee compensation cost
  determined under the fair value based method, net of
  income taxes                                             36,257                   63,827
                                                         --------               ----------
Pro forma net income                                     $866,709               $1,045,832
                                                         ========               ==========
Earnings per share:
  Basic - as reported                                        $.23                     $.25
  Basic - pro forma                                          $.22                     $.23
  Diluted - as reported                                      $.22                     $.24
  Diluted - pro forma                                        $.21                     $.23


Note 4:  Effect of Recent Accounting Pronouncements
---------------------------------------------------

The Financial Accounting Standards Board ("FASB") recently adopted Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

Under the provisions of SFAS No. 123, companies that adopted the fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a "ramp-up" effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, SFAS No. 148 provides two additional methods of transition that reflect an entity's full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect.

SFAS No. 148 also improves the clarity and prominence of disclosures about the proforma effects of using the fair value based method of accounting for stock-based compensation for all companies - regardless of the accounting method used - by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, SFAS No. 148 improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make proforma disclosures only in annual financial statements.

The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

The FASB has stated it intends to issue a new statement on accounting for stock-based compensation and will require companies to expense stock options using a fair value based method at date of grant. The implementation for this proposed statement is not known.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 will change current practice in the accounting for and disclosure of guarantees. Guarantees meeting the characteristics described in FIN 45 are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make new disclosures for virtually all guarantees even if the likelihood of the guarantor's having to make payments under the guarantee is remote.

In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying asset, liability, or an equity security of the guaranteed party such as financial standby letters of credit.

Disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 31, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees issued prior to the date of FIN 45 initial applications should not be revised or restated to reflect the provisions of FIN 45.

The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 does not currently have a material impact on the Company's consolidated financial statements.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company was organized in September 1998. On December 30, 1998, it acquired the common stock of Lincoln Federal upon the conversion of Lincoln Federal from a federal mutual savings bank to a federal stock savings bank.

Lincoln Federal was originally organized in 1884 as Ladoga Federal Savings and Loan Association, located in Ladoga, Indiana. In 1979 Ladoga Federal merged with Plainfield First Federal Savings and Loan Association, a federal savings and loan association located in Plainfield, Indiana which was originally organized in 1896. Following the merger, the Bank changed its name to Lincoln Federal Savings and Loan Association and, in 1984, adopted its current name, Lincoln Federal Savings Bank. On September 26, 2000, the Company acquired Citizens Bancorp ("Citizens"), the holding company of Citizens Savings Bank of Frankfort ("Citizens Savings"), a federally chartered savings bank. Citizens was merged into the Company and Citizens Savings was merged into the Bank. Citizens Loan and Service Corporation ("CLSC"), a wholly-owned subsidiary of Citizens Savings, continues as a subsidiary of Lincoln Federal. Lincoln Federal currently conducts its business from nine full-service offices located in Hendricks, Montgomery, Clinton, Johnson and Morgan Counties, Indiana, with its main office located in Plainfield. Lincoln Federal opened its newest office in Greenwood, Indiana on October 14, 2002.

Lincoln Federal offers a variety of lending, deposit and other financial services to its retail and commercial customers. The Bank's principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by first mortgage liens on one- to four-family residential real estate. Lincoln Federal's deposit accounts are insured up to applicable limits by the Savings Association
Insurance Fund of the Federal Deposit Insurance Corporation. Lincoln Federal offers a number of financial services, which includes: (i) one-to four-family residential real estate loans; (ii) commercial real estate loans; (iii) real estate construction loans; (iv) land loans; (v) multi-family residential loans;
(vi) consumer loans, including home equity loans and automobile loans; (vii) commercial loans; (viii) money market demand accounts; (ix) savings accounts;
(x) checking accounts; (xi) NOW accounts; and (xii) certificates of deposit.

Lincoln Federal currently owns three subsidiaries. First, LF Service, whose assets consist of an investment in Family Financial Life Insurance Company ("Family Financial") and in Bloomington Housing Associates, L.P. ("BHA"). Family Financial is an Indiana stock insurance company that primarily engages in retail sales of mortgage and credit insurance products in connection with loans originated by its shareholder financial institutions. BHA is an Indiana limited partnership that was organized to construct, own and operate a 130-unit apartment complex in Bloomington, Indiana (the "BHA Project"). Development of the BHA Project has been completed and the project is performing as planned. Second, CLSC, which primarily engages in the purchase and development of tracts of undeveloped land. Because CLSC engages in activities that are not permissible for a national bank, OTS regulations prohibit Lincoln Federal from including its investment in CLSC in its calculation of regulatory capital. CLSC purchases undeveloped land, constructs improvements and infrastructure on the land, and then sells lots to builders, who construct homes for sale to home buyers. Third, LF Portfolio, which is located in Nevada and holds and manages a significant portion of Lincoln Federal's investment portfolio.

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

Critical Accounting Policies

Note 1 to the consolidated financial statements contains a summary of the Company's significant accounting policies presented on pages 26 through 29 of the Annual Report to Shareholders for the year ended December 31, 2002, which was filed on Form 10-K with the Securities and Exchange Commission on March 31, 2003. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of mortgage servicing rights, and the valuation of intangible assets.


Allowance for loan losses

The allowance for loan losses is a significant estimate that can and does change based on management's assumptions about specific borrowers and current economic and business conditions, among other factors. Management reviews the adequacy of the allowance for loan losses at least on a quarterly basis. The evaluation by management includes consideration of past loss experience, changes in the composition of the loan portfolio, the current economic condition, the amount of loans outstanding, delinquency status and trends, certain identified problem loans, and the probability of collecting all amounts due.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. A worsening or protracted economic decline would increase the likelihood of additional losses due to credit and market risk and could create the need for additional loan loss reserves.


Mortgage servicing rights

The Company recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the amounts recorded in the consolidated income statement. As of March 31, 2003 and December 31, 2002, mortgage servicing rights had carrying values of $479,000 and $505,000, respectively.


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


Financial Condition

Assets totaled $540.1 million at March 31, 2003, an increase from December 31, 2002 of $18.2 million. Net loans, including loans held for sale, were up $24.0 million and investment securities available for sale, were up $1.2 million. The growth was partially funded by a $7.6 million decline in cash and interest-bearing deposits and the balance with customer deposit growth.

Deposits totaled $287.1 million at March 31, 2003, an increase of $16.8 million from December 31, 2002. Growth occurred in every major category of deposits with the exception of certificates of deposit. The largest gain was in money market deposits, up $16.2 million. Federal Home Loan Bank advances increased $5.0 million from year-end 2002.

Shareholders' Equity decreased $3.7 million from December 31, 2002 to March 31, 2003. The decrease was primarily the result of the $4.3 million repurchase of 233,820 shares of common stock, cash dividends of $485,000 and a decrease in unrealized gains on investment securities available for sale of $178,000. These decreases were partially offset by net income of $903,000, stock options exercised of $85,000, Employee Stock Ownership Plan shares earned of $149,000, and unearned compensation amortization of $163,000.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2003 and
2002

Net income for the first quarter ended March 31, 2003 was $903,000, or $.23 for basic and $.22 for diluted earnings per share. This compared to net income for the comparable period in 2002 of $1,110,000, or $.25 for basic and $.24 diluted earnings per share. Return on assets was .68% and return on equity was 4.50% for the first quarter of 2003 compared to .90% and 5.14%, respectively, for the same period in 2002.

Net interest income is the primary source of the Company's revenue. Net interest income represents the excess of interest and fees earned on interest-earning assets (loans, investments and short-term interest-bearing deposits) over the interest paid on deposits and borrowed funds. Net interest margin is net interest  income  expressed  as a  percentage  of average  earning  assets.  Net interest income for the first quarter of 2003 was $3,840,000 compared to $3,852,000 for the same period in 2002. Net interest margin was 3.07% for the three-month period ended March 31, 2003 compared to 3.24% for the same period in 2002. The average yield on earning assets declined .61% for the first quarter 2003 compared to the same period in 2002 while the average cost of interest-bearing liabilities declined .66% for the same period. This increased spread from 2.54% to 2.59%, or .05%.

The Company's provision for loan losses for the first quarter of 2003 was $165,000 compared to $15,000 for the same period in 2002. The increased provision in 2003 was the result of added risk in the loan portfolio due to a higher concentration of commercial loans. The Company's ratio of non-performing loans to total loans at March 31, 2003 improved slightly to .53% from .58% at December 31, 2002. The Company's ratio of non-performing assets to total assets were .48% at March 31 compared to .44% at December 31, 2002. The allowance for loan losses as a percent of loans at March 31, 2003 was .80% versus .82% at December 31, 2002.

Other income for the three months ended March 31, 2003 was $862,000 compared to $637,000 for the same quarter of 2002. Service charges on deposit accounts increased to $200,000 at March 31, 2003 compared to $173,000 for the same period one year ago. Net realized and unrealized gains on sale of loans were $251,000 in the first quarter of 2003 compared to $229,000 during the same period of 2002. Other income increased to $473,000 for the first quarter of 2003 compared to $274,000 one year ago. This was primarily from the increased cash surrender value of additional bank owned life insurance.

Other expenses were $3,360,000 for the three months ended March 31, 2003 compared to $2,835,000 for the same three months of 2002. Increases were noted in all major categories and are primarily the result of a second de novo branch opened in the Greenwood market during the fourth quarter of 2002 and continued upgrading of our technology infrastructure.

Income taxes were 23% of pre-tax income for the first quarter of 2003 compared to 32% for the same period in 2002. This was the result of tax strategies involving the purchase of nontaxable municipal securities and bank owned life insurance and the establishment of an investment subsidiary.


Asset Quality

The Company currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Lincoln Federal's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies on the loans are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Lincoln Federal had $2.9 million and $3.2 million of loans classified as special mention as of March 31, 2003 and December 31, 2002, respectively. In addition, Lincoln Federal had $2.3 million and $2.6 million of loans classified as substandard at March 31, 2003 and December 31, 2002, respectively. At March 31, 2003 and December 31, 2002, no loans were classified as doubtful or loss. At March 31, 2003, and December 31, 2002, respectively, non-accrual loans were $1.7 million and $1.3 million. At March 31, 2003 and December 31, 2002, respectively, accruing loans delinquent 90 days or more totaled $348,000 and $747,000. At March 31, 2003 and December 31, 2002, the allowance for loan losses was $3.0 million and $2.9 million, respectively or approximately .80% and .82% of loans, including loans held for sale, respectively.


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

Pursuant to OTS capital regulations in effect at March 31, 2003, savings associations were required to maintain a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and a total risk-based capital to risk-weighted assets ratio of 8%. At March 31, 2003, Lincoln Federal's capital levels exceeded all applicable regulatory capital requirements in effect as of that date.


Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of December 31, 2002 and 2001, is an analysis performed by the OTS of Lincoln Federal's interest rate risk as measured by changes in Lincoln Federal's net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 100 basis points.

                                December 31, 2002
                                -----------------
                          Net Portfolio Value          NPV as % of  PV of Assets
Changes
In Rates       $ Amount         $ Change     % Change     NPV Ratio    Change
--------       --------         --------     --------     ---------   --------
                                (Dollars in thousands)

+300 bp        $68,068          $(6,156)        (8)%        13.23%     (51) bp
+200 bp         72,441           (1,783)        (2)         13.81        7  bp
+100 bp         75,504            1,280          2          14.14       40  bp
   0 bp         74,224                                      13.74
-100 bp         69,200           (5,024)        (7)         12.71     (103) bp

                                December 31, 2001
                                -----------------
                          Net Portfolio Value          NPV as % of  PV of Assets
Changes
In Rates       $ Amount         $ Change     % Change     NPV Ratio    Change
--------       --------         --------     --------     ---------   --------
                                (Dollars in thousands)

+300 bp        $49,487         $(28,045)       (36)%        10.51%    (475) bp
+200 bp         59,001          (18,531)       (24)         12.22     (304) bp
+100 bp         68,621           (8,912)       (11)         13.85     (141) bp
   0 bp         77,532                                      15.26
-100 bp         81,023            3,490          5          15.68       42  bp


Management believes at March 31, 2003 there have been no material changes in Lincoln Federal's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7A of the Company's Annual Report on Form 10-K for the period ended December 31, 2002.


Item 4.  Controls and Procedures

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our President and Chief Executive Officer and our Secretary and Treasurer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our President and Chief Executive Officer and our Secretary and Treasurer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange commission rules and forms. Subsequent to the date of their evaluation, our President and Chief Executive Officer and our Secretary and Treasurer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

        Although the Company and its subsidiaries are involved, from time to time in various legal proceedings arising in the ordinary course of business, there are no material legal proceedings to which they are a party or to which their property is subject.


Item 2. Changes in Securities and Use of Proceeds

        None.


Item 3. Defaults Upon Senior Securities.

        None.


Item 4. Submission of Matters to Vote of Security Holders.

        No matter was submitted to a vote of the Company's shareholders during the first quarter of 2003.


Item 5. Other Information.

        None.


Item 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               Exhibit 99.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the first quarter of 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       LINCOLN BANCORP

Date: May 14, 2003                     By: /s/ T. Tim Unger
                                           -------------------------------------
                                           T. Tim Unger
                                           President and Chief Executive Officer

Date: May 14, 2003                     By: /s/ John M. Baer
                                           -------------------------------------
                                           John M. Baer
                                           Treasurer

                                 CERTIFICATIONS


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

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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


Date: May 14, 2003
                                           /s/ T. Tim Unger
                                           -------------------------------------
                                           T. Tim Unger
                                           President and Chief Executive Officer

                                 CERTIFICATIONS

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

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

Dated: May 14, 2003
                                           /s/ John M. Baer
                                           -------------------------------------
                                           John M. Baer
                                           Secretary and Treasurer