Form 10-Q
period 2003-06-30
LINCOLN BANCORP /IN/
filed 2003-08-13
CIK 1070259

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003 OR

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

The number of shares of the Registrant's common stock, without par value, outstanding as of June 30, 2003 was 4,436,246.

                         LINCOLN BANCORP AND SUBSIDIARY
                                    FORM 10-Q

                                      INDEX

                                                                        Page No

FORWARD LOOKING STATEMENT                                                   3

PART I.   FINANCIAL INFORMATION                                             4

Item 1.   Financial Statements                                              4

           Consolidated Condensed Balance Sheets                            4

           Consolidated Condensed Statements of Income                      5

           Consolidated Condensed Statements of Comprehensive Income        6

           Consolidated Condensed Statement of Shareholders' Equity         7

           Consolidated Condensed Statements of Cash Flows                  8

           Notes to Unaudited Consolidated Condensed Financial Statements   9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.                                       12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       16

Item 4.   Controls and Procedures                                          17

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                18
Item 2.   Changes in Securities and Use of Proceeds                        18
Item 3.   Defaults Upon Senior Securities                                  18
Item 4.   Submission of Matters to a Vote of Security Holders              18
Item 5.   Other Information                                                18
Item 6.   Exhibits and Reports on Form 8-K                                 18

SIGNATURES                                                                 20

CERTIFICATIONS                                                             21

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

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                                   LINCOLN BANCORP AND SUBSIDIARY
                                               Consolidated Condensed Balance Sheets


                                                                                      June 30,           December 31,
                                                                                        2003                 2002
                                                                                --------------------- --------------------
                                                                                      (Unaudited)
  Assets
       Cash and due from banks                                                  $      2,054,967      $     2,366,192
       Short-term interest-bearing demand deposits in other banks                     11,248,448           24,931,901
                                                                                --------------------- --------------------
           Cash and cash equivalents                                                  13,303,415           27,298,093
       Investment securities
           Available for sale                                                         93,590,187           99,600,288
           Held to maturity (market value $1,770,000 and $1,780,000)                   1,770,000            1,780,000
                                                                                --------------------- --------------------
                Total investment securities                                           95,360,187          101,380,288
       Loans held for sale                                                             7,051,432            3,072,689
       Loans, net of allowance for loan losses of $3,260,726 and $2,931,968          399,685,725          353,195,588
       Premises and equipment                                                          6,670,338            6,639,023
       Investments in limited partnerships                                             1,315,777            1,387,777
       Federal Home Loan Bank stock                                                    9,026,000            8,160,400
       Interest receivable                                                             2,368,517            2,165,630
       Goodwill                                                                        1,563,594            1,563,594
       Cash surrender value life insurance                                            12,234,911           11,905,449
       Other assets                                                                    5,879,610            5,088,394
                                                                                --------------------- --------------------

           Total assets                                                             $554,459,506        $ 521,856,925
                                                                                ===================== ====================

  Liabilities
       Deposits
           Noninterest-bearing                                                      $ 18,253,548         $ 13,289,178
           Interest-bearing                                                          277,161,433          257,077,485
                                                                                --------------------- --------------------
                Total deposits                                                       295,414,981          270,366,663
       Borrowings                                                                    173,026,733          163,258,142
       Interest payable                                                                  871,242              942,250
       Other liabilities                                                               6,572,742            5,170,287
                                                                                --------------------- --------------------
           Total liabilities                                                         475,885,698          439,737,342
                                                                                --------------------- --------------------

  Commitments and Contingencies

  Shareholders' Equity
       Common stock, without par value
           Authorized - 20,000,000 shares
           Issued and outstanding - 4,436,246 and 4,676,401 shares                    43,380,272           45,790,320
       Retained earnings                                                              40,296,052           41,455,452
       Accumulated other comprehensive income                                             71,647              552,409
       Unearned recognition and retention plan (RRP) shares                           (1,244,733)         (1,576,038)
       Unearned employee stock ownership plan (ESOP) shares                           (3,929,430)         (4,102,560)
                                                                                --------------------- --------------------
           Total shareholders' equity                                                 78,573,808           82,119,583
                                                                                --------------------- --------------------

           Total liabilities and shareholders' equity                              $ 554,459,506        $ 521,856,925
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


                                                   LINCOLN BANCORP AND SUBSIDIARY
                                            Consolidated Condensed Statements of Income
                                                            (Unaudited)

                                                                      Three Months Ended                     Six Months Ended
                                                                             June 30,                             June 30,
                                                               ------------------ ------------------ ----------------- -------------
                                                                     2003               2002               2003              2002
                                                               ------------------ ------------------ ----------------- -------------
Interest Income
     Loans, including fees                                         $ 6,422,227        $ 6,228,394        $12,576,952    $12,403,953
     Investment securities                                             981,075          1,458,887          2,095,718      2,888,415
     Deposits with financial institutions                               56,361             87,314            107,501        160,074
     Dividend income                                                   118,045            120,519            222,280        234,946
                                                               ------------------ ------------------ ----------------- -------------
         Total interest and dividend income                          7,577,708          7,895,114         15,002,451     15,687,388
                                                               ------------------ ------------------ ----------------- -------------

Interest Expense
     Deposits                                                        1,674,231          1,964,152          3,288,239      3,979,559
     Repurchase agreements                                                --              199,311                 --        411,186
     Federal Home Loan Bank advances                                 2,007,812          1,728,610          3,978,956      3,441,618
                                                               ------------------ ------------------ ----------------- -------------
         Total interest expense                                      3,682,043          3,892,073          7,267,195      7,832,363
                                                               ------------------ ------------------ ----------------- -------------

Net Interest Income                                                  3,895,665          4,003,041          7,735,256      7,855,025
     Provision  for loan losses                                        269,632             64,821            434,163         79,986
                                                               ------------------ ------------------ ----------------- -------------
Net Interest Income After Provision for Loan Losses                  3,626,033          3,938,220          7,301,093      7,775,039
                                                               ------------------ ------------------ ----------------- -------------

Other Income
     Service charges on deposit accounts                               208,122            177,227            407,681        350,355
     Net realized and unrealized gains on loans                        411,953            192,765            663,089        421,756
     Net realized losses on sales of available-for-sale
        securities                                                      (9,106)              --              (34,824)           --
     Increase in cash value of life insurance                          160,164             23,427            329,463         46,854
     Equity in losses of limited partnerships                          (36,000)           (39,000)           (72,000)       (78,000)
     Other income                                                      390,306            251,027            694,215        501,608
                                                               ------------------ ------------------ ----------------- -------------
         Total other income                                          1,125,439            605,446          1,987,624      1,242,573
                                                               ------------------ ------------------ ----------------- -------------

Other Expenses
     Salaries and employee benefits                                  1,674,548          1,645,561          3,444,230      3,180,543
     Net occupancy expenses                                            196,802            144,398            413,260        312,239
     Equipment expenses                                                240,740            175,226            480,117        335,935
     Advertising and business development                               99,699            114,835            209,457        196,591
     Data processing fees                                              324,837            278,328            650,551        552,411
     Professional fees                                                  87,565            109,038            201,117        180,719
     Director and committee fees                                        66,172             58,950            136,374        124,240
     Other expenses                                                    663,248            587,214          1,178,674      1,065,684
                                                               ------------------ ------------------ ----------------- -------------
         Total other expenses                                        3,353,611          3,113,550          6,713,780      5,948,362
                                                               ------------------ ------------------ ----------------- -------------

Income Before Income Tax                                             1,397,861          1,430,116          2,574,937      3,069,250
     Income tax expense                                                360,757            488,091            634,867      1,017,566
                                                               ------------------ ------------------ ----------------- -------------

Net Income                                                      $    1,037,104       $    942,025      $   1,940,070   $  2,051,684
                                                               ================== ================== ================= =============

Basic earnings per share                                        $         .27        $        .22      $        .49    $       .47
Diluted earnings per share                                                .26                 .21               .47            .45
Dividends per share                                                       .12                 .10               .24            .20





                                                   LINCOLN BANCORP AND SUBSIDIARY
                                     Consolidated Condensed Statements of Comprehensive Income
                                                            (Unaudited)



                                                                        Three Months Ended                  Six Months Ended
                                                                             June 30,                           June 30,
                                                                 ----------------- ---------------- ----------------- --------------
                                                                       2003             2002              2003             2002
                                                                 ----------------- ---------------- ----------------- --------------

  Net Income                                                       $ 1,037,104        $ 942,025       $ 1,940,070      $ 2,051,684
  Other comprehensive income, net of tax
        Unrealized gains (losses) on securities available for
        sale

            Unrealized holding losses arising during the
            period, net of tax expense (benefit) of
            $(163,726), $621,996, $(266,585) and $206,863            (308,577)          948,304         (503,746)          315,386
            Less:  Reclassification adjustment for losses
            included in net income, net of tax benefit of
            $3,096 and $11,840                                         (6,010)                           (22,984)
                                                                 ----------------- ---------------- ----------------- --------------

                                                                     (302,567)          948,304         (480,762)          315,386
                                                                 ----------------- ---------------- ----------------- --------------

   Comprehensive income                                              $ 734,537      $ 1,890,329       $ 1,459,308      $ 2,367,070
                                                                 ================= ================ ================= ==============


See notes to consolidated condensed financial statements.

                                                   LINCOLN BANCORP AND SUBSIDIARY
                                      Consolidated Condensed Statement of Shareholders' Equity
                                               For the Six Months Ended June 30, 2003
                                                            (Unaudited)


                                       Common Stock                            Accumulated
                               -----------------------------                      Other                       Unearned
                                  Shares                        Retained      Comprehensive     Unearned        ESOP
                                Outstanding      Amount         Earnings          Loss       Compensation     Shares        Total
                               -------------- -------------- --------------- --------------  ------------  -----------  -----------

Balances, January 1, 2003         4,676,401     $ 45,790,320  $ 41,455,452     $ 552,409    $(1,576,038)  $(4,102,560)  $82,119,583

  Net income for the period                                      1,940,070                                                1,940,070
  Unrealized gains on
    securities, net of
    reclassification
    adjustment                                                                  (480,762)                                  (480,762)
  Purchase of common stock        (267,820)      (2,678,200)    (2,242,713)                                              (4,920,913)
  Stock options exercised           27,665          268,152                                                                 268,152
  ESOP shares earned                                               131,579                                    173,130       304,709
  Amortization of unearned
        compensation expense                                       (20,229)                     331,305                     311,076
  Cash dividends ($.24
        per share)                                                (968,107)                                                (968,107)
                               -------------- -------------- --------------- ------------  -------------  ------------  -----------

Balances, June 30, 2003          4,436,246      $ 43,380,272  $ 40,296,052     $  71,647    $(1,244,733)  $(3,929,430)  $78,573,808
                               ============== ============== =============== ============   ===========   ============  ===========




See notes to consolidated condensed financial statements.


                                                   LINCOLN BANCORP AND SUBSIDIARY
                                          Consolidated Condensed Statements of Cash Flows
                                                            (Unaudited)

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                         -------------------- -------------------
                                                                                               2003                2002
                                                                                         -------------------- -------------------
  Operating Activities
       Net income                                                                        $   1,940,070        $    2,051,684
       Adjustments to reconcile net income to net cash provided by (used in) operating activities
         Provision for loan losses                                                             434,163               79,986
         Loss on sale of foreclosed real estate                                                 58,556               72,642
         Investment securities accretion, net                                                  109,006              199,426
         Investment securities losses                                                           34,824
         Equity in losses of limited partnerships                                               72,000               78,000
         Amortization of net loan origination fees                                            (352,469)            (289,122)
         Depreciation and amortization                                                         373,091              275,541
         Amortization of purchase accounting adjustments                                        17,933               32,751
         Amortization of unearned compensation expense                                         311,076              335,100
         ESOP shares earned                                                                    304,709              338,339
         Net change in:                                                                                                --
           Loans held for sale                                                              (3,978,743)           2,330,181
           Interest receivable                                                                (202,887)            (183,368)
           Interest payable                                                                    (71,008)            (172,356)
         Other adjustments                                                                  (1,182,645)            (460,064)
                                                                                         -------------------- -------------------
                Net cash provided by (used in) operating activities                         (2,132,324)           4,688,740
                                                                                         -------------------- -------------------

  Investing Activities
       Net change in interest-bearing deposits                                                    --              1,300,030
       Purchases of securities available for sale                                          (28,976,092)         (13,102,980)
       Proceeds from sales of securities available for sale                                  1,950,580                 --
       Proceeds from maturities of securities available for sale                            32,156,276           19,034,603
       Proceeds from maturities of securities held to maturity                                  10,000               10,000
       Net change in loans                                                                 (46,799,928)         (12,669,608)
       Purchases of property and equipment                                                    (407,670)            (646,207)
       Proceeds from sale of foreclosed  real estate                                             25,659             178,017
                                                                                         -------------------- -------------------
                Net cash used in investing activities                                      (42,041,175)          (5,896,145)
                                                                                         -------------------- -------------------

  Financing Activities
       Net change in
          Noninterest-bearing, interest-bearing demand,
                money market and savings deposits                                           31,623,955            3,691,390
          Certificates of deposit                                                           (6,575,637)          18,543,723
       Proceeds from repurchase agreements                                                        --             (5,000,000)
       Proceeds from FHLB advances                                                          20,000,000           10,000,000
       Repayment of FHLB advances                                                          (10,000,000)         (10,000,000)
       Payment on note payable to limited partnership                                         (248,501)            (488,500)
       Dividends paid                                                                         (996,925)            (925,856)
       Exercise of stock options                                                               268,152              249,200
       Purchase of common stock                                                             (4,920,913)          (3,533,311)
       Net change in advances by borrowers for taxes and insurance                           1,028,690              (57,108)
                                                                                         -------------------- -------------------
                Net cash provided by financing activities                                   30,178,821           12,479,538
                                                                                         -------------------- -------------------

  Net Change in Cash and Cash Equivalents                                                  (13,994,678)          11,272,133

  Cash and Cash Equivalents, Beginning of Period                                            27,298,093           10,403,023
                                                                                         -------------------- -------------------

  Cash and Cash Equivalents, End of Period                                               $   13,303,415       $   21,675,156
                                                                                         ==================== ===================

  Additional Cash Flows and Supplementary Information
       Interest paid                                                                     $     7,338,203      $     8,004,719
       Income tax paid                                                                         820,000            1,030,000
       Loan balances transferred to foreclosed real estate                                     275,536              279,829
       Securitization of loans                                                                   --              18,222,209

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

The interim consolidated financial statements at June 30, 2003, and for the three and six months ended June 30, 2003 and 2002, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the six-month period ended June 30, 2003, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date.

Note 2:  Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

                                              Three Months Ended                         Three Months Ended
                                                 June 30, 2003                              June 30, 2002
                                                 -------------                              -------------
                                                  Weighted            Per                          Weighted       Per
                                                   Average           Share                          Average       Share
                                      Income       Shares            Amount            Income       Shares       Amount
                                      ------      --------           ------            ------      --------      ------
     Basic earnings per share
       Income available to
       common shareholders             $1,037,104    3,910,399         $ .27        $ 942,025      4,357,687       $ .22
                                                                   =========                                 ===========

     Effect of dilutive RRP
     awards and stock options                          148,136                                       165,760
                                   ------------- --------------                 --------------- ------------

     Diluted earnings per share
       Income available to
       common shareholders and
       assumed conversions             $1,037,104   4,058,535          $ .26         $ 942,025     4,523,447       $ .21
                                   ============== =============== ==========    ============== ============= ===========


                                              Three Months Ended                         Three Months Ended
                                                 June 30, 2003                              June 30, 2002
                                                 -------------                              -------------
                                                  Weighted            Per                          Weighted       Per
                                                   Average           Share                          Average       Share
                                      Income       Shares            Amount            Income       Shares       Amount
                                      ------      --------           ------            ------      --------      ------
     Basic earnings per share
       Income available to
       common shareholders             $1,940,070    3,948,503         $ .49       $2,051,684      4,412,371       $ .47
                                                                   =========                                 ===========

     Effect of dilutive RRP
     awards and stock options                          145,050                                       157,556
                                   ------------- --------------                 --------------- ------------
     Diluted earnings per share
       Income available to
       common shareholders and
       assumed conversions             $1,940,070   4,093,553          $ .47       $ 2,051,684     4,569,927       $ .45
                                   ============== =============== ==========    ============== ============= ===========

Note 3:  Stock Options

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


                                                                 Three Months   Three Months    Six Months    Six Months
                                                                     Ended          Ended          Ended         Ended
                                                                 June 30, 2003  June 30, 2002  June 30, 2003 June 30, 2002
                                                                ------------------------------------------------------------

           Net income, as reported                              $ 1,037,104     $    942,025     $ 1,940,070   $ 2,051,684
           Less:  Total stock-based employee compensation
              cost determined under the fair value based
              method, net of income taxes                              36,257         63,832          72,515       127,663
                                                                ------------------------------------------------------------

           Pro forma net income                                   $ 1,000,847    $   878,193    $  1,867,555   $ 1,924,021
                                                                ============================================================

           Earnings per share:
               Basic - as reported                                   $  .27         $   .22        $   .49         $  .47
               Basic - pro forma                                        .26             .20            .47            .44
               Diluted - as reported                                    .26             .21            .47            .45
               Diluted - pro forma                                      .25             .19            .46            .42

Note 4:  Effect of Recent Accounting Pronouncements

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

Lincoln Federal offers a variety of lending, deposit and other financial services to its retail and commercial customers. The Bank's principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by first mortgage liens on one- to four-family residential real estate. Lincoln Federal's deposit accounts are insured up to applicable limits by the Savings Association
Insurance Fund of the Federal Deposit Insurance Corporation. Lincoln Federal offers a number of financial services, which includes:: (i) one-to four-family residential real estate loans; (ii) commercial real estate loans; (iii) real estate construction loans; (iv) land loans; (v) multi-family residential loans;
(vi) consumer loans, including home equity loans and automobile loans; (vii) commercial loans; (viii) money market demand accounts; (ix) savings accounts;
(x) checking accounts; (xi) NOW accounts; and (xii) certificates of deposit.

Lincoln Federal currently owns three subsidiaries: LF Service, CLSC, and LF Portfolio. The assets of LF Service consist of investments in Family Financial Life Insurance Company ("Family Financial") and in Bloomington Housing Associates, L.P. ("BHA"). Family Financial is an Indiana stock insurance company that primarily engages in retail sales of mortgage and credit insurance products in connection with loans originated by its shareholder financial institutions. BHA is an Indiana limited partnership organized to construct, own and operate a 130-unit apartment complex in Bloomington, Indiana (the "BHA Project"). Development of the BHA Project has been completed and the project is performing as planned. CLSC primarily engages in the purchase and development of tracts of undeveloped land. Because CLSC engages in activities that are not permissible for a national bank, OTS regulations prohibit Lincoln Federal from including its investment in CLSC in its calculation of regulatory capital. CLSC purchases undeveloped land, constructs improvements and infrastructure on the land, and then sells lots to builders, who construct homes for sale to home buyers. LF Portfolio, which is located in Nevada, holds and manages a significant portion of Lincoln Federal's investment portfolio.

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

Mortgage servicing rights

The Company recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the amounts recorded in the consolidated income statement. As of June 30, 2003 and December 31, 2002, mortgage servicing rights had carrying values of $455,000 and $505,000, respectively.

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

Financial Condition

Assets totaled $554.5 million at June 30, 2003, an increase from December 31, 2002 of $32.6 million for an annualized growth rate of over 12%. Net loans, including loans held for sale, increased $50.5 million from December 31, 2002. The growth was partially funded by a $14.0 decrease in cash and interest-bearing deposits in other banks and a $6.0 million decline in investment securities available for sale. Loan growth was also funded by customer deposit growth.

Deposits totaled $295.4 million at June 30, 2003, an increase of $25.0 million or an annualized rate of nearly 19% from December 31, 2002. The majority of this growth was demand deposits, up $9.2 million and money market deposits, up $23.0 million. Certificates of deposit declined by $6.6 million from December 31, 2002. Federal Home Loan Bank advances increased $10.0 million to $173.0 million.

Shareholders' equity decreased $3.5 million from December 31, 2002 to June 30, 2003. The decrease was primarily the result of the $4.9 million repurchase of 267,820 shares of common stock, cash dividends of $968,000 and a decrease in unrealized gains on investment securities available for sale of $481,000. These decreases were partially offset by net income of $1.9 million, stock options exercised of $268,000, Employee Stock Ownership Plan shares earned of $305,000, and unearned compensation amortization of $311,000.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2003 and
2002

Net income for the second quarter ended June 30, 2003 was $1,037,000, or $.27 for basic and $.26 for diluted earnings per share. This compared to net income for the comparable period in 2002 of $942,000, or $.22 for basic and $.21 for diluted earnings per share. Return on assets was .75% and return on equity was 5.25% for the second quarter of 2003 compared to .76% and 4.45%, respectively, for the same period last year.

Net interest income for the second quarter of 2003 was $3,896,000 compared to $4,003,000 for the same period in 2002. Net interest margin was 2.96% for the three-month period ended June 30, 2003 compared to 3.34% for the same period in 2002. The average yield on earning assets decreased .82% for the second quarter of 2003 compared to the same period in 2002. The average cost of interest-bearing liabilities decreased .66% from the second quarter of 2002 to the second quarter of 2003. This decreased spread from 2.66% to 2.50%, or .16%.

The Bank's provision for loan losses for the second quarter 2003 was $270,000 compared to $65,000 for the same period in 2002. The increased provision in 2003 was the result of loan growth and added risk in the loan portfolio due to a higher concentration of commercial loans. Non-performing loans to total loans at June 30, 2003 were .53% compared to .58% at December 31, 2002, while non-performing assets to total assets were .47% at June 30, 2003 compared to ..44% at December 31, 2002. The allowance for loan losses as a percentage of loans at June 30, 2003 was .80% compared to .82% at December 31, 2002.

Other income for the three months ended June 30, 2003 was $1,125,000 compared to $605,000 for the same quarter of 2002. Net realized and unrealized gains (losses) on sale of loans improved to $412,000 from $193,000 during the same period in 2002. The increase in cash value of life insurance was $160,000 for the three months ended June 30, 2003 as compared to $23,000 for the comparable period in 2002. In December of 2002, the Company invested an additional $10.0 million of bank-owned life insurance. Miscellaneous other income increased to $390,000 during the second quarter of 2003 from $251,000 during the same quarter of 2002. The increase in miscellaneous other income was primarily related to increased loan and ATM fees.

Other expenses were $3,354,000 for the three months ended June 30, 2003 compared to $3,114,000 for the same period in 2002, or a 7.7% increase. Primary reasons for the increase were from normal operating cost increases plus the addition of our second de novo branch in the Greenwood market during October 2002.

Income taxes were 26% of pre-tax income for the second quarter of 2003 compared to 34% for the same period in 2002. This decline was the result of tax strategies involving the purchase of nontaxable municipal securities and bank owned life insurance and the establishment of an investment subsidiary.

Comparison of Operating Results for the Six Months Ended June 30, 2003 and 2002

Net income for the six-month period ended June 30, 2003 was $1,940,000, or $.49 for basic and $.47 for diluted earnings per share. This compared to $2,052,000, or $.47 for basic and $.45 for diluted earnings per share for the same period of 2002. Return on average assets was .72% and return on average equity was 4.87% compared to .90% and 5.14%, respectively, for the same period ended June 30, 2002.

Net interest income for the six-month period ended June 30, 2003 was $7,735,000 compared to $7,855,000 for the same period in 2002. Net interest margin was 3.01% through June 30, 2003 down from 3.24% for the same six-month period one year ago. Net interest income was down from one year ago as a result of declining margins and reduced spreads.

The provision for the first six months of 2003 was $434,000 compared to $80,000 last year for the same six-month period. The increased provision in 2003 was primarily the result of loan growth and added risk in the loan portfolio due to a higher concentration of commercial loans.

Other income for the six months ended June 30, 2003 was $1,988,000 compared to $1,243,000 for the same period last year. This improvement was led by improved gains on the sale of loans totaling $663,000 this year compared to $422,000 last year. As a result of the additional investment in cash surrender value life insurance in December of 2002, the increase in cash value of life insurance was $329,000 for the six months ended June 30, 2003 as compared to $47,000 for the comparable period in 2002. Miscellaneous other income increased to $694,000 for the six months ended June 30, 2003 as compared to $502,000 for the six months ended June 30, 2002. The increase was primarily due to an increase in loan and ATM fees.

Other expenses for the six months ended June 30, 2003 were $6,714,000 compared to $5,948,000 for the same period last year, an increase of $766,000. Salaries and employee benefits increased $264,000, net occupancy expenses increased $101,000, equipment expenses increased $144,000, data processing increased
$98,000 and all other expenses increased $158,000 during the six months ended June 30, 2003 over the same period in 2002. A majority of the increase was due to the addition of the new Greenwood branch, remodeling of our Brownsburg branch and improvements made to our information technology infrastructure.

Income taxes were 25% of pre-tax income for the second quarter of 2003 compared to 33% for the same period in 2002. This was the result of tax strategies involving the purchase of nontaxable municipal securities and bank owned life insurance and the establishment of an investment subsidiary.

Asset Quality

The Company currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Lincoln Federal's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies on the loans are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Lincoln Federal had $4.6 million and $3.2 million of loans classified as special mention as of June 30, 2003 and December 31, 2002, respectively. In addition, Lincoln Federal had $2.4 million and $2.6 million of loans classified as substandard at June 30, 2003 and December 31, 2002, respectively. At June 30 and December 31, 2002, no loans were classified as doubtful or loss. At June 30, 2003, and December 31, 2002, respectively, non-accrual loans were $1.8 million and $1.3 million. At June 30, 2003 and December 31, 2002, respectively, accruing loans delinquent 90 days or more totaled $352,000 and $747,000. At June 30, 2003 and December 31, 2002, the allowance for loan losses was $3.3 million and $2.9 million, respectively or approximately .80% and .82% of loans, including loans held for sale, respectively.

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

Pursuant to OTS capital regulations in effect at June 30, 2003, savings associations were required to maintain a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and a total risk-based capital to risk-weighted assets ratio of 8%. At June 30, 2003, Lincoln Federal's capital levels exceeded all applicable regulatory capital requirements in effect as of that date.

Off-balance Sheet Arrangements

As of the date of this Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of March 31, 2003 and 2002, is an analysis performed by the OTS of Lincoln Federal's interest rate risk as measured by changes in Lincoln Federal's net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 100 basis points.

                                                           March 31, 2003
                                                           --------------
                                  Net Portfolio Value                       NPV as % of PV of Assets
    Changes
    In Rates         $ Amount         $ Change           %Change            NPV Ratio           Change
    --------         --------         --------           -------            ---------           ------
                                          (Dollars in thousands)
   +300 bp            $ 64,069        $(13,093)           (17)%              12.17%            (162) bp
   +200 bp              70,557          (6,605)            (9)               13.10              (69) bp
   +100 bp              75,789          (1,373)            (2)               13.77               (2) bp
      0 bp              77,162                                               13.78
   -100 bp              75,933          (1,229)            (2)               13.38              (40) bp


                                                           March 31, 2002
                                                           --------------
                                Net Portfolio Value                       NPV as % of PV of Assets
   Changes
   In Rates          $ Amount         $ Change           %Change            NPV Ratio          Change
    --------         --------         --------           -------            ---------           ------
                                        (Dollars in thousands)
   +300 bp            $ 65,762        $(27,475)           (29)%              13.73%            (437) bp
   +200 bp              75,180         (18,057)           (19)               15.32             (279) bp
   +100 bp              84,529          (8,708)            (9)               16.81             (130) bp
      0 bp              93,237                                               18.11
   -100 bp              98,278           5,041              5                18.77                66 bp


Management believes at March 31, 2003 and June 30, 2003 there have been no material changes in Lincoln Federal's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7A of the Company's Annual Report on Form 10-K for the period ended December 31, 2002.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended), as of the end of the most recent fiscal quarter covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and are designed to ensure that material information relating to the Company would be made known to such officers by others within the Company on a timely basis.

(b) Changes in internal controls. There were no significant changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation of controls that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings

     Although the Company and its subsidiaries are involved, from time to time, in various legal proceedings arising in the ordinary course of business, there are no material legal proceedings to which they are a party or to which their property is subject.

Item 2.       Changes in Securities and Use of Proceeds

              None.

Item 3.       Defaults Upon Senior Securities.

              None.

Item 4.       Submission of Matters to Vote of Security Holders.

               On April 22, 2003, the Company held its Annual Meeting of the Shareholders. A total of 3,829,682 shares were represented in person or by proxy at the meeting. Lester N. Bergum, Jr. was elected to the Board of Directors for a three-year term expiring in 2006. 3,796,801 shares were voted in favor of the election of the nominee and there were no votes withheld. Dennis W. Dawes was elected to the Board of Directors for a three-year term expiring in 2006. 3,429,805 shares were voted in favor of the election of the nominee and there were no votes withheld

               The terms of office of the following directors of Lincoln Bancorp continued after the Annual Shareholder Meeting:

                  Name                             Term Expires In
                  T. Tim Unger                          2005
                  John L. Wyatt                         2005
                  David E. Mansfield                    2005
                  W. Thomas Harmon                      2004
                  Jerry R. Holifield                    2004
                  John C. Milholland                    2004


Item 5.       Other Information.

              None.

Item 6.       Exhibits and Reports on Form 8-K.

              (a) Exhibits

                    31(1)   Certification   required   by  17   C.F.R.   Section
                    240.13a-14(a)

                    31(2)   Certification   required   by  17   C.F.R.   Section
                    240.13a-14(a)

                    32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               (b) Lincoln Bancorp filed two Form 8-K reports during the quarter ended June 30, 2003.

                    (1)  Date of report: April 22, 2003

                    Items reported: News release dated April 22, 2003 regarding the announcement of results of operations for the quarter ended March 31, 2003.

                    (2)  Date of report: April 23, 2003

                    Items reported: News release dated April 23, 2003 regarding the announcement of its stock repurchase program.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LINCOLN BANCORP

Date: August 13, 2003                By: /s/ T. Tim Unger
                                         -------------------------------
                                         T. Tim Unger
                                         President and Chief Executive Officer

Date: August 13, 2003                By: /s/ John M. Baer
                                         -------------------------------
                                         John M. Baer
                                         Treasurer