Form 10-Q
period 2003-09-30
LINCOLN BANCORP /IN/
filed 2003-11-13
CIK 1070259

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003 OR

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

The number of shares of the Registrant's common stock, without par value, outstanding as of September 30, 2003 was 4,409,791.

                         LINCOLN BANCORP AND SUBSIDIARY
                                    FORM 10-Q

                                      INDEX

                                                                        Page No.

FORWARD LOOKING STATEMENT                                                    3

PART I.  FINANCIAL INFORMATION                                               4

Item 1.  Financial Statements                                                4

           Consolidated Condensed Balance Sheets                             4

           Consolidated Condensed Statements of Income                       5

           Consolidated Condensed Statements of Comprehensive Income         6

           Consolidated Condensed Statement of Shareholders' Equity          7

           Consolidated Condensed Statements of Cash Flows                   8

           Notes to Unaudited Consolidated Condensed Financial Statements    9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                         12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         16

Item 4.  Controls and Procedures                                            17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  18
Item 2.  Changes in Securities and Use of Proceeds                          18
Item 3.  Defaults Upon Senior Securities                                    18
Item 4.  Submission of Matters to a Vote of Security Holders                18
Item 5.  Other Information                                                  18
Item 6.  Exhibits and Reports on Form 8-K                                   18

SIGNATURES                                                                  19
CERTIFICATIONS                                                              20

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

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                            LINCOLN BANCORP AND SUBSIDIARY
                                         Consolidated Condensed Balance Sheets


                                                                                   September 30,         December 31,
                                                                                        2003                 2002
                                                                                --------------------- --------------------
                                                                                      (Unaudited)
  Assets
       Cash and due from banks                                                  $      2,050,699      $     2,366,192
       Short-term interest-bearing demand deposits in other banks                     12,379,836           24,931,901
                                                                                --------------------- --------------------
           Cash and cash equivalents                                                  14,430,535           27,298,093
       Investment securities
           Available for sale                                                         93,273,264           99,600,288
           Held to maturity (market value $1,745,000 and $1,780,000)                   1,745,000            1,780,000
                                                                                --------------------- --------------------
                Total investment securities                                           95,018,264          101,380,288
       Loans held for sale                                                               439,200            3,072,689
       Loans, net of allowance for loan losses of $3,444,450 and $2,931,968          429,221,267          353,195,588
       Premises and equipment                                                          6,751,558            6,639,023
       Investments in limited partnerships                                             1,282,777            1,387,777
       Federal Home Loan Bank stock                                                    9,138,100            8,160,400
       Interest receivable                                                             2,354,048            2,165,630
       Goodwill                                                                        1,563,594            1,563,594
       Cash surrender value life insurance                                            12,376,755           11,905,449
       Other assets                                                                    6,001,699            5,088,394
                                                                                --------------------- --------------------

           Total assets                                                          $   578,577,797        $ 521,856,925
                                                                                ===================== ====================

  Liabilities
       Deposits
           Noninterest-bearing                                                      $ 17,145,477         $ 13,289,178
           Interest-bearing                                                          307,817,083          257,077,485
                                                                                --------------------- --------------------
                Total deposits                                                       324,962,560          270,366,663
       Borrowings                                                                    168,035,280          163,258,142
       Interest payable                                                                  880,556              942,250
       Other liabilities                                                               6,302,512            5,170,287
                                                                                --------------------- --------------------
           Total liabilities                                                         500,180,908          439,737,342
                                                                                --------------------- --------------------

  Commitments and Contingencies


  Shareholders' Equity
       Common stock, without par value
           Authorized - 20,000,000 shares
           Issued and outstanding - 4,409,791 and 4,676,401 shares                    43,285,229           45,790,320
       Retained earnings                                                              40,167,432           41,455,452
       Accumulated other comprehensive income                                           (124,436)             552,409
       Unearned recognition and retention plan (RRP) shares                           (1,088,471)         (1,576,038)
       Unearned employee stock ownership plan (ESOP) shares                           (3,842,865)         (4,102,560)
                                                                                --------------------- --------------------
           Total shareholders' equity                                                 78,396,889           82,119,583
                                                                                --------------------- --------------------

           Total liabilities and shareholders' equity                            $   578,577,797        $ 521,856,925
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

                                                 LINCOLN BANCORP AND SUBSIDIARY
                                            Consolidated Condensed Statements of Income
                                                           (Unaudited)

                                                              Three Months Ended                    Nine Months Ended
                                                                  September 30,                         September 30,
                                                       ------------------ ------------------ ----------------- ------------------
                                                             2003               2002               2003              2002
                                                       ------------------ ------------------ ----------------- ------------------
Interest Income
     Loans, including fees                                 $ 6,549,026        $ 6,302,880        $19,125,978     $18,706,833
     Investment securities                                     866,764          1,520,286          2,962,482       4,408,701
     Deposits with financial institutions                       22,345             90,322            129,846         250,396
     Dividend income                                           103,523            121,843            325,803         356,789
                                                       ------------------ ------------------ ----------------- ------------------
         Total interest and dividend income                  7,541,658          8,035,331         22,544,109      23,722,719
                                                       ------------------ ------------------ ----------------- ------------------

Interest Expense
     Deposits                                                1,592,419          1,903,226          4,880,658       5,882,785
     Repurchase agreements                                    -                   156,911           -                568,097
     Federal Home Loan Bank advances                         2,042,617          1,766,779          6,021,573       5,208,397
                                                       ------------------ ------------------ ----------------- ------------------
         Total interest expense                              3,635,036          3,826,916         10,902,231      11,659,279
                                                       ------------------ ------------------ ----------------- ------------------

Net Interest Income                                          3,906,622          4,208,415         11,641,878      12,063,440
     Provision  for loan losses                                188,635             82,926            622,798         162,912
                                                       ------------------ ------------------ ----------------- ------------------
Net Interest Income After Provision for Loan Losses          3,717,987          4,125,489         11,019,080      11,900,528
                                                       ------------------ ------------------ ----------------- ------------------

Other Income
     Service charges on deposit accounts                       228,126            190,654            635,807         541,009
     Net realized and unrealized gains on loans                 74,619            665,326            737,708       1,087,082
     Net realized losses on sales of available-for-sale
       securities                                               -                 165,110            (34,824)        165,110
     Increase in cash value of life insurance                  141,843             23,427            471,306          70,281
     Equity in losses of limited partnerships                  (33,000)           (39,000)          (105,000)       (117,000)
     Other income                                              333,272            262,242          1,027,487         763,850
                                                       ------------------ ------------------ ----------------- ------------------
         Total other income                                    744,860          1,267,759          2,732,484       2,510,332
                                                       ------------------ ------------------ ----------------- ------------------

Other Expenses
     Salaries and employee benefits                          1,818,628          1,685,482          5,262,858       4,866,025
     Net occupancy expenses                                    199,685            169,844            612,945         482,083
     Equipment expenses                                        211,219            171,043            691,336         506,978
     Advertising and business development                      104,972            111,789            314,429         308,380
     Data processing fees                                      304,746            259,143            955,297         811,554
     Professional fees                                          90,465            116,671            291,582         297,390
     Director and committee fees                                66,848             56,309            203,222         180,549
     Other expenses                                            522,054            599,583          1,700,728       1,665,267
                                                       ------------------ ------------------ ----------------- ------------------
         Total other expenses                                3,318,617          3,169,864         10,032,397       9,118,226
                                                       ------------------ ------------------ ----------------- ------------------

Income Before Income Tax                                     1,144,230          2,223,384          3,719,167       5,292,634
     Income tax expense                                        306,220            780,383            941,087       1,797,949
                                                       ------------------ ------------------ ----------------- ------------------

Net Income                                               $     838,010      $   1,443,001      $   2,778,080    $  3,494,685
                                                       ================== ================== ================= ==================

Basic earnings per share                                 $         .21       $        .33      $         .70    $        .80
Diluted earnings per share                                         .20                .32                .68             .77
Dividends per share                                                .12                .10                .36             .30

See notes to consolidated condensed financial statements.


                                         LINCOLN BANCORP AND SUBSIDIARY
                                Consolidated Condensed Statements of Comprehensive Income
                                                      (Unaudited)



                                                                    Three Months Ended                  Nine Months Ended
                                                                       September 30,                      September 30,
                                                             ----------------- ---------------- ----------------- ----------------
                                                                   2003             2002              2003             2002
                                                             ----------------- ---------------- ----------------- ----------------

  Net Income                                                     $ 838,010      $ 1,443,001       $ 2,778,080       $ 3,494,685
  Other comprehensive income, net of tax
        Unrealized gains (losses) on securities available for
        sale

            Unrealized holding losses arising during the
            period, net of tax expense (benefit) of
            $(101,011), $266,625, $(367,596) and $473,488         (196,083)         445,780          (699,829)          761,166
            Less:  Reclassification adjustment for losses
            included in net income, net of tax expense
            (benefit) of $56,137, $(11,840), and $56,137                 -          108,973           (22,984)          108,973
                                                             ----------------- ---------------- ----------------- ----------------

                                                                  (196,083)         336,807          (676,845)          652,193
                                                             ----------------- ---------------- ----------------- ----------------

   Comprehensive income                                          $ 641,927      $ 1,779,808       $ 2,101,235       $ 4,146,878
                                                             ================= ================ ================= ================


See notes to consolidated condensed financial statements.


                                                LINCOLN BANCORP AND SUBSIDIARY
                                   Consolidated Condensed Statement of Shareholders' Equity
                                          For the Nine Months Ended September 30, 2003
                                                           (Unaudited)



                                    Common Stock                           Accumulated
                            ----------------------------                      Other                         Unearned
                               Shares                       Retained      Comprehensive      Unearned         ESOP
                            Outstanding      Amount         Earnings          Loss         Compensation      Shares       Total
                            ------------- -------------- --------------- ---------------- --------------- ------------- -----------

Balances, January 1, 2003     4,676,401     $ 45,790,320  $ 41,455,452      $ 552,409      $(1,576,038)   $(4,102,560)  $82,119,583

 Net income for the period                                   2,778,080                                                    2,778,080
 Unrealized gains on
   securities, net of
   reclassification
   adjustment                                                                (676,845)                                     (676,845)
 Purchase of common stock      (328,448)      (3,284,480)   (2,799,369)                                                  (6,083,849)
 Stock options exercised         61,838          594,389                                                                    594,389
 Tax benefit on stock
   options and RRP                               185,000                                                                    185,000
 ESOP shares earned                                            209,314                                        259,695       469,009
 Amortization of unearned
   compensation expense                                        (27,994)                        487,567                      459,573
    Cash dividends
      ($.36 per share)                                      (1,448,051)                                                  (1,448,051)
                             ----------- -------------- --------------- ---------------- --------------- -------------- -----------
Balances, September 30, 2003  4,409,791      $43,285,229   $40,167,432      $(124,436)     $(1,088,471)   $(3,842,865)  $78,396,889
                             ============ ============== =============== ================ =============== ============= ===========




See notes to consolidated condensed financial statements.


                                               LINCOLN BANCORP AND SUBSIDIARY
                                       Consolidated Condensed Statements of Cash Flows
                                                         (Unaudited)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                         -------------------- -------------------
                                                                                               2003                2002
                                                                                         -------------------- -------------------
  Operating Activities
       Net income                                                                        $   2,778,080       $    3,494,685
       Adjustments to reconcile net income to net cash provided by (used in) operating activities
         Provision for loan losses                                                             622,798              162,912
         Loss on sale of foreclosed real estate                                                 34,704              107,614
         Investment securities accretion, net                                                  166,912              218,837
         Investment securities losses                                                           34,824             (165,110)
         Equity in losses of limited partnerships                                              105,000              117,000
         Amortization of net loan origination fees                                            (520,467)            (475,124)
         Depreciation and amortization                                                         541,750              421,820
         Amortization of purchase accounting adjustments                                        27,224               44,140
         Amortization of unearned compensation expense                                         459,573              509,690
         ESOP shares earned                                                                    469,009              498,204
         Net change in:
           Loans held for sale                                                               2,633,489           (5,124,090)
           Interest receivable                                                                (188,418)             316,498
           Interest payable                                                                    (61,694)            (246,586)
         Other adjustments                                                                  (1,389,299)           1,103,863
                                                                                         -------------------- -------------------
                Net cash provided by operating activities                                    5,713,485              984,353
                                                                                         -------------------- -------------------

  Investing Activities
       Net change in interest-bearing deposits                                                   -                1,900,030
       Purchases of securities available for sale                                          (39,234,451)         (19,511,510)
       Proceeds from sales of securities available for sale                                  1,950,580            5,218,750
       Proceeds from maturities of securities available for sale                            42,376,558           31,941,967
       Proceeds from maturities of securities held to maturity                                  35,000               20,000
       Net change in loans                                                                 (76,636,447)          (4,830,272)
       Purchases of property and equipment                                                    (660,162)          (1,192,977)
       Proceeds from sale of foreclosed  real estate                                           143,028              368,466
                                                                                         -------------------- -------------------
                Net cash provided by (used in) investing activities                        (72,025,894)          13,914,454
                                                                                         -------------------- -------------------

  Financing Activities
       Net change in
          Noninterest-bearing, interest-bearing demand, money market and savings            46,803,406            6,374,485
            deposits
          Certificates of deposit                                                            7,792,491           (3,751,885)
       Proceeds from repurchase agreements                                                       -               (5,000,000)
       Proceeds from FHLB advances                                                          31,000,000           30,000,000
       Repayment of FHLB advances                                                          (26,000,000)         (20,000,000)
       Payment on note payable to limited partnership                                         (248,501)            (488,500)
       Dividends paid                                                                       (1,480,044)          (1,378,411)
       Exercise of stock options                                                               594,389              307,832
       Purchase of common stock                                                             (6,083,849)          (6,975,567)
       Net change in advances by borrowers for taxes and insurance                           1,066,959               29,642
                                                                                         -------------------- -------------------
                Net cash provided by (used in) financing activities                         53,444,851             (882,404)
                                                                                         -------------------- -------------------

  Net Change in Cash and Cash Equivalents                                                  (12,867,558)          14,016,403

  Cash and Cash Equivalents, Beginning of Period                                            27,298,093           10,403,023
                                                                                         -------------------- -------------------

  Cash and Cash Equivalents, End of Period                                               $  14,430,535        $  24,419,426
                                                                                         ==================== ===================

  Additional Cash Flows and Supplementary Information
       Interest paid                                                                     $  10,963,925     $     11,905,865
       Income tax paid                                                                       1,245,000            1,280,000
       Loan balances transferred to foreclosed real estate                                     577,965              302,664
       Securitization of loans                                                                   -               18,222,209

  See notes to consolidated condensed financial statements.


                         LINCOLN BANCORP AND SUBSIDIARY
         Notes to Unaudited Consolidated Condensed Financial Statements

Note 1:  Basis of Presentation

The consolidated financial statements include the accounts of Lincoln Bancorp (the "Company"), its wholly owned subsidiary, Lincoln Bank, a federally chartered savings bank ("Lincoln" or the "Bank"), and Lincoln's wholly owned subsidiaries, LF Service Corporation ("LF Service") and Citizens Loan and Service Corporation ("CLSC"), both Indiana corporations, and LF Portfolio Services, Inc. ("LF Portfolio"), a Delaware corporation. A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 2002 Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at September 30, 2003, and for the three and nine months ended September 30, 2003 and 2002, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the nine-month period ended September 30, 2003, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Company as of that date.


Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

                                           Three Months Ended                           Three Months Ended
                                           September 30, 2003                           September 30, 2002
                                           ------------------                           ------------------
                                               Weighted           Per                          Weighted       Per
                                                Average          Share                          Average      Share
                                   Income       Shares           Amount          Income         Shares       Amount
                                ------------- --------------    ---------    --------------- ------------  ----------
  Basic earnings per share
    Income available to
    common shareholders               $838,010    3,944,284         $ .21      $ 1,443,001     4,339,497       $ .33
                                                                =========                                   ==========

  Effect of dilutive RRP
  awards and stock options                          148,694                                      157,396
                                 ------------- --------------                --------------  ------------

  Diluted earnings per share
    Income available to
    common shareholders and
    assumed conversions               $838,010    4,092,978         $ .20      $ 1,443,001     4,496,893       $ .32
                                ============== ===============  =========    ============== =============   ==========



                                               Nine Months Ended                          Nine Months Ended
                                              September 30, 2003                         September 30, 2002
                                              ------------------                         ------------------
                                               Weighted           Per                          Weighted       Per
                                                Average          Share                          Average      Share
                                   Income       Shares           Amount          Income         Shares       Amount
                                ------------- --------------    ---------    --------------- ------------  ----------
     Basic earnings per share
       Income available to
       common shareholders          $2,778,080    3,946,873         $ .70       $3,494,685      4,387,604       $ .80
                                                                 =========                                 ===========

     Effect of dilutive RRP
     awards and stock options                       146,264                                       157,503
                                 ------------- --------------                 --------------- ------------
     Diluted earnings per share
       Income available to
       common shareholders and
       assumed conversions          $2,778,080    4,093,137         $ .68      $ 3,494,685      4,545,107       $ .77
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


                                                                             Three Months                         Nine Months
                                                         Three Months Ended     Ended       Nine Months Ended        Ended
                                                           September 30,    September 30,  September 30, 2003    September 30,
                                                                2003             2002                                2002
                                                         ------------------------------------------------------------------------

      Net income, as reported                             $    838,010        $1,443,001        $2,778,080          $3,494,685
      Less:  Total stock-based employee compensation
         cost determined under the fair value based
         method, net of income taxes                            36,257            63,832           108,772             191,495
                                                         ------------------------------------------------------------------------

      Pro forma net income                                $    801,753        $1,379,169        $2,669,308          $3,303,190
                                                         ========================================================================

      Earnings per share:
          Basic - as reported                                    $ .21             $ .33             $ .70               $ .80
          Basic - pro forma                                        .20               .32               .68                 .75
          Diluted - as reported                                    .20               .32               .68                 .77
          Diluted - pro forma                                      .20               .31               .65                 .73



Note 4:  Effect of Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") recently adopted Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This Statement amends SFAS Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

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

The FASB has stated it intends to issue a new statement on accounting for stock-based compensation and will require companies to expense stock options using a fair value based method at date of grant. The expensing of stock options is expected to become mandatory in 2005.

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


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company was organized in September 1998. On December 30, 1998, it acquired the common stock of Lincoln upon the conversion of Lincoln from a federal mutual savings bank to a federal stock savings bank.

Lincoln was originally organized in 1884 as Ladoga Federal Savings and Loan Association, located in Ladoga, Indiana. In 1979 Ladoga Federal merged with Plainfield First Federal Savings and Loan Association, a federal savings and loan association located in Plainfield, Indiana which was originally organized in 1896. Following the merger, the Bank changed its name to Lincoln Federal Savings and Loan Association and, in 1984, adopted the name, Lincoln Federal Savings Bank. On September 26, 2000, the Company acquired Citizens Bancorp
("Citizens"), the holding company of Citizens Savings Bank of Frankfort ("Citizens Savings"), a federally chartered savings bank. Citizens was merged into the Company and Citizens Savings was merged into the Bank. Citizens Loan and Service Corporation ("CLSC"), a wholly-owned subsidiary of Citizens Savings, continues as a subsidiary of Lincoln. Lincoln currently conducts its business from nine full-service offices located in Hendricks, Montgomery, Clinton, Johnson and Morgan Counties, Indiana, with its main office located in Plainfield. Lincoln opened its newest office in Greenwood, Indiana on October 14, 2002. On September 1, 2003, the Bank adopted the name, Lincoln Bank.

Lincoln offers a variety of lending, deposit and other financial services to its retail and commercial customers. The Bank's principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by first mortgage liens on one- to four-family residential real estate. Lincoln's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. Lincoln offers a number of financial services, including: (i) one-to four-family residential real estate loans; (ii) commercial real estate loans; (iii) real estate construction loans; (iv) land loans; (v) multi-family residential loans; (vi) consumer loans, including home equity loans and automobile loans; (vii) commercial loans; (viii) money market demand accounts; (ix) savings accounts; (x) checking accounts; (xi) NOW accounts; and
(xii) certificates of deposit.

Lincoln currently owns three subsidiaries: LF Service, CLSC, and LF Portfolio. The assets of LF Service consist of investments in Family Financial Life Insurance Company ("Family Financial") and in Bloomington Housing Associates, L.P. ("BHA"). Family Financial is an Indiana stock insurance company that primarily engages in retail sales of mortgage and credit insurance products in connection with loans originated by its shareholder financial institutions. BHA is an Indiana limited partnership organized to construct, own and operate a 130-unit apartment complex in Bloomington, Indiana (the "BHA Project"). Development of the BHA Project has been completed and the project is performing as planned. CLSC primarily engages in the purchase and development of tracts of undeveloped land. Because CLSC engages in activities that are not permissible for a national bank, OTS regulations prohibit Lincoln from including its investment in CLSC in its calculation of regulatory capital. CLSC purchases undeveloped land, constructs improvements and infrastructure on the land, and then sells lots to individuals and builders, for construction of single-family residences. LF Portfolio, which is located in Nevada, holds and manages a significant portion of Lincoln's investment portfolio.

Lincoln's results of operations depend primarily upon the level of net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and costs incurred with respect to interest-bearing liabilities, primarily deposits and borrowings.
Results of operations also depend upon the level of Lincoln's non-interest income, including fee income and service charges, and the level of its non-interest expenses, including general and administrative expenses.


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


Mortgage servicing rights

The Company recognizes the rights to service mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the amounts recorded in the consolidated income statement. As of September 30, 2003 and December 31, 2002, mortgage servicing rights had carrying values of $456,000 and $505,000, respectively.


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


Financial Condition

Assets totaled $578.6 million at September 30, 2003, an increase from December 31, 2002 of $56.7 million for an annualized growth rate of over 14%. Net loans, including loans held for sale, increased $73.4 million from December 31, 2002. The growth was partially funded by a $12.9 decrease in cash and interest-bearing deposits in other banks and a $6.3 million decline in investment securities available for sale. Loan growth was also funded by customer deposit growth.

Deposits totaled $325.0 million at September 30, 2003, an increase of $54.6 million or an annualized rate of nearly 27% from December 31, 2002. The majority of this growth came from demand deposits, up $14.8 million, money market deposits, up $29.4 million and certificates of deposit up $7.8 million from December 31, 2002. Federal Home Loan Bank advances increased $5.0 million to $168.0 million.

Shareholders' equity decreased $3.7 million from December 31, 2002 to September 30, 2003. The decrease was primarily the result of the $6.1 million repurchase of 328,448 shares of common stock, cash dividends of $1,448,000 and a decrease in unrealized gains on investment securities available for sale of $677,000. These decreases were partially offset by net income of $2.8 million, stock options exercised of $594,000, Employee Stock Ownership Plan shares earned of $469,000, unearned compensation amortization of $460,000 and tax benefit on stock options and RRP of $185,000.


Comparison of Operating Results for the Three Months Ended September 30, 2003 and 2002

Net income for the third quarter ended September 30, 2003 was $838,000, or $.21 for basic and $.20 for diluted earnings per share. This compared to net income for the comparable period in 2002 of $1,443,000, or $.33 for basic and $.32 for diluted earnings per share. Return on assets was .59% and return on equity was 4.25% for the third quarter of 2003 compared to 1.13% and 6.75%, respectively, for the same period last year.

Net interest income for the third quarter of 2003 was $3,907,000 compared to $4,208,000 for the same period in 2002. Net interest margin was 2.89% for the three-month period ended September 30, 2003 compared to 3.42% for the same period in 2002. The average yield on earning assets decreased .95% for the third quarter of 2003 compared to the same period in 2002. The average cost of interest-bearing liabilities decreased .64% from the third quarter of 2002 to the third quarter of 2003. This decreased spread from 2.77% to 2.46%, or .31%. During 2003, the Company has taken steps to help mitigate the effect of continued shrinking spreads. Steps include the reduction of the amount of residential real estate loans sold to the secondary market and continuing to grow the commercial portfolio. These loan products provide a higher rate of return than the alternative short-term cash investments.

The Bank's provision for loan losses for the third quarter 2003 was $189,000 compared to $83,000 for the same period in 2002. The increased provision in 2003 was the result of loan growth and added risk in the loan portfolio due to a higher concentration of commercial loans. Non-performing loans to total loans at September 30, 2003 were .50% compared to .58% at December 31, 2002, while non-performing assets to total assets were .49% at September 30, 2003 compared to .44% at December 31, 2002. The allowance for loan losses as a percentage of loans, including loans held for sale, at September 30, 2003 was .80% compared to ..82% at December 31, 2002.

Other income for the three months ended September 30, 2003 was $745,000 compared to $1,268,000 for the same quarter of 2002. Net realized and unrealized gains (losses) on sale of loans declined to $75,000 for the third quarter of 2003 from $665,000 during the same period in 2002. As mentioned previously, the Company adopted a strategy during the third quarter of 2003 to reduce the number of loans sold to the secondary market. In addition, there were no gains on sale of securities for the third quarter of 2003 compared to $165,000 of gains during the third quarter of 2002. The increase in cash value of life insurance was $142,000 for the three months ended September 30, 2003 as compared to $23,000 for the comparable period in 2002. In December of 2002, the Company invested an additional $10.0 million into bank-owned life insurance. Miscellaneous other income increased to $333,000 during the third quarter of 2003 from $262,000 during the same quarter of 2002. The increase in miscellaneous other income was primarily related to increased loan and ATM fees.

Other expenses were $3,319,000 for the three months ended September 30, 2003 compared to $3,170,000 for the same period in 2002, or a 4.7% increase. Primary reasons for the increase were from normal operating cost increases, improvements made to our information technology infrastructure plus the addition of our second de novo branch in the Greenwood market during October 2002.

Income taxes were 27% of pre-tax income for the third quarter of 2003 compared to 35% for the same period in 2002. This decline was the result of tax strategies involving the purchase of nontaxable municipal securities and bank owned life insurance and the establishment of an investment subsidiary.


Comparison of Operating Results for the Nine Months Ended September 30, 2003 and 2002

Net income for the nine-month period ended September 30, 2003 was $2,778,000, or $.70 for basic and $.68 for diluted earnings per share. This compared to $3,495,000, or $.80 for basic and $.77 for diluted earnings per share for the same period of 2002. Return on average assets was .67% and return on average equity was 4.67% compared to .93% and 5.45%, respectively, for the same period ended September 30, 2002.

Net interest income for the nine-month period ended September 30, 2003 was $11,642,000 compared to $12,063,000 for the same period in 2002. Net interest margin was 2.97% through September 30, 2003 down from 3.33% for the same nine-month period one year ago. Net interest income was down from one year ago as a result of declining margins and reduced spreads.

The provision for loan losses for the first nine months of 2003 was $623,000 compared to $163,000 last year for the same nine-month period. The increased provision in 2003 was primarily the result of loan growth and added risk in the loan portfolio due to a higher concentration of commercial loans.

Other income for the nine months ended September 30, 2003 was $2,732,000 compared to $2,510,000 for the same period last year. The increase in other income primarily resulted from an increase in cash value of life insurance and other income offset by a decline in gains on loan sales. As a result of the additional investment in cash surrender value life insurance in December of 2002, the increase in cash value of life insurance was $471,000 for the nine months ended September 30, 2003 as compared to $70,000 for the comparable period in 2002. Miscellaneous other income increased to $1,027,000 for the nine months ended September 30, 2003 as compared to $764,000 for the nine months ended September 30, 2002. The increase was primarily due to an increase in loan and ATM fees. Net realized and unrealized gains (losses) on sale of loans declined to $738,000 for the nine months ended September 30, 2003 from $1,087,000 during the same period in 2002.

Other expenses for the nine months ended September 30, 2003 were $10,032,000 compared to $9,118,000 for the same period last year, an increase of $914,000. Salaries and employee benefits increased $397,000, net occupancy expenses increased $131,000, equipment expenses increased $184,000, data processing expenses increased $144,000 and all other expenses increased $58,000 during the nine months ended September 30, 2003 over the same period in 2002. A majority of the increase was due to the addition of the new Greenwood branch, remodeling of our Brownsburg branch and improvements made to our information technology infrastructure.

Income taxes were 25% of pre-tax income for the third quarter of 2003 compared to 34% for the same period in 2002. This reduction was the result of tax strategies involving the purchase of nontaxable municipal securities and bank owned life insurance and the establishment of an investment subsidiary.


Asset Quality

The Company currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Lincoln's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies on the loans are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Lincoln had $4.7 million and $3.2 million of loans classified as special mention as of September 30, 2003 and December 31, 2002, respectively. In addition, Lincoln had $2.3 million and $2.6 million of loans classified as substandard at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003 and December 31, 2002, no loans were classified as doubtful or loss. At September 30, 2003, and December 31, 2002, respectively, non-accrual loans were $2.0 million and $1.3 million. At September 30, 2003 and December 31, 2002, respectively, accruing loans delinquent 90 days or more totaled $154,000 and $747,000. At September 30, 2003 and December 31, 2002, the allowance for loan losses was $3.4 million and $2.9 million, respectively or approximately .80% and .82% of loans, including loans held for sale, respectively.


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

Pursuant to OTS capital regulations in effect at September 30, 2003, savings associations were required to maintain a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and a total risk-based capital to risk-weighted assets ratio of 8%. At September 30, 2003, Lincoln's capital levels exceeded all applicable regulatory capital requirements in effect as of that date.

Off-balance Sheet Arrangements

As of the date of this Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; of (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.


Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of June 30, 2003 and 2002, is an analysis performed by the OTS of Lincoln's interest rate risk as measured by changes in Lincoln's net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 100 basis points.

                                  June 30, 2003
                                  -------------
                                  Net Portfolio Value                   NPV as % of PV of Assets
    Changes
    In Rates         $ Amount         $ Change           %Change        NPV Ratio           Change
    --------         --------         ---------          -------        ---------           ------
                                          (Dollars in thousands)
    +300 bp          $ 53,780         $ (8,088)           (13)%           9.79%              (93)bp
    +200 bp            58,506           (3,362)            (5)           10.46               (27)bp
    +100 bp            61,593             (274)             0            10.83                10 bp
       0 bp            61,868                                            10.73
    -100 bp            57,732           (4,135)            (7)            9.92               (81)bp



                                  June 30, 2002
                                  -------------
                                Net Portfolio Value                   NPV as % of PV of Assets
   Changes
   In Rates         $ Amount         $ Change           %Change        NPV Ratio          Change
   --------         --------         ---------          -------        ---------          ------
                                        (Dollars in thousands)
    +300 bp         $ 55,545         $ (24,490)           (31)%           11.35%          (391) bp
    +200 bp           64,521           (15,514)           (19)            12.87           (239) bp
    +100 bp           73,050            (6,985)            (9)            14.23           (102) bp
       0 bp           80,035                                              15.26
    -100 bp           79,855              (180)             0             15.06            (20) bp


Management believes at June 30, 2003 and September 30, 2003 there have been no material changes in Lincoln's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7A of the Company's Annual Report on Form 10-K for the period ended December 31, 2002.


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

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

            31(1) Certification required by 17 C.F.R. ss. 240.13a-14(a)
            31(2) Certification required by 17 C.F.R. ss. 240.13a-14(a)
            32    Certification pursuant to 18 U.S.C. Section  1350,  as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Lincoln Bancorp filed one Form 8-K report during the quarter ended September 30, 2003.
            (1) Date of report: July 16, 2003
                Items reported:   News release dated July 16, 2003 regarding the
                                  announcement of results of operations for the quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       LINCOLN BANCORP


Date: November 12, 2003                By: /s/ T. Tim Unger
                                           -------------------------------------
                                           T. Tim Unger
                                           President and Chief Executive Officer

Date: November 12, 2003                By: /s/ John M. Baer
                                           -------------------------------------
                                           John M. Baer
                                           Treasurer