Form 10-K
period 2003-12-31
LINCOLN BANCORP /IN/
filed 2004-03-30
CIK 1070259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ___ NO _X_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). YES ___   NO _X_

The  aggregate   market  value  of  the   Registrant's   voting  stock  held  by
non-affiliates, as of June 30, 2003, was $58,329,000.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of March 1, 2004, was 4,411,991 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2003, are incorporated into Part II. Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated in Part I and Part III.

                            Exhibit Index on Page E-1
                               Page 1 of 52 pages

                                LINCOLN BANCORP

                                   Form 10-K

                                     INDEX

                                                                                               Page


FORWARD LOOKING STATEMENT .............................................................          3

PART I
         Item 1.  Business ............................................................          3
         Item 2.  Properties ..........................................................         33
         Item 3.  Legal Proceedings ...................................................         33
         Item 4.  Submission of Matters to a Vote of Security Holders .................         34
         Item 4.5 Executive Officers of the Registrant ................................         34

PART II
         Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters         34
         Item 6.  Selected Financial Data .............................................         34
         Item 7.  Management's Discussion and Analysis of Financial Condition and
                           Results of Operation .......................................         34
         Item 7A. Quantitative and Qualitative Disclosures about Market Risk ..........         34
         Item 8.  Financial Statements and Supplementary Data .........................         34
         Item 9.  Changes in and Disagreements with Accountants on Accounting and
                           Financial Disclosure .......................................         35
         Item 9A. Controls and Procedures .............................................         35

PART III
         Item 10. Directors and Executive Officers of the Registrant ..................         35
         Item 11. Executive Compensation ..............................................         40
         Item 12. Security Ownership of Certain Beneficial Owners and Management and
                           Related Stockholder Matters ................................         47
         Item 13. Certain Relationships and Related Transactions ......................         48
         Item 14. Principal Accountant Fees and Services ..............................         49

PART IV
         Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ....         50

SIGNATURES ............................................................................         51

EXHIBITS ..............................................................................        E-1



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


Item 1.  Business

General

     Lincoln Bancorp (the "Holding Company") is an Indiana corporation organized in September 1998 to become a savings and loan holding company upon its acquisition of all the issued and outstanding capital stock of Lincoln Federal Savings Bank, which was renamed Lincoln Bank on September 1, 2003 ("Lincoln Bank" or the "Bank" and together with the Holding Company, the "Company"), in connection with the Bank's conversion from mutual to stock form. The Holding Company became the Bank's holding company on December 30, 1998. The principal asset of the Holding Company currently consists of 100% of the issued and outstanding shares of capital stock, $.01 par value per share, of the Bank. Lincoln Bank was originally organized in 1884 as Ladoga Federal Savings and Loan Association ("Ladoga Federal"), located in Ladoga, Indiana. In 1979, Ladoga Federal merged with Plainfield First Federal Savings and Loan Association, a federal savings and loan association located in Plainfield, Indiana which was originally organized in 1896. Following the merger, the Bank changed its name to Lincoln Federal Savings and Loan Association and, in 1984, changed its name to Lincoln Federal Savings Bank. On September 26, 2000, the Company acquired Citizens Bancorp ("Citizens"), the holding company of Citizens Savings Bank of Frankfort ("Citizens Savings"), a federally chartered savings bank. Citizens was merged into the Company and Citizens Savings was merged into the Bank. Citizens Loan and Service Corporation ("CLSC"), an Indiana corporation and wholly-owned subsidiary of Citizens Savings, continues as a subsidiary of the Bank. On March 10, 2004, Lincoln Bancorp signed a definitive agreement to acquire First Shares Bancorp, Inc., Greenwood, Indiana. First Shares Bancorp is a $176 million asset one-bank holding company and the owner of First Bank, an Indiana state-chartered commercial bank with two branches in Greenwood with additional branches in Bargersville, Franklin, Morgantown, Nashville and Trafalgar. See Consolidated Financial Statements -- Note 21. At December 31, 2003, Lincoln Bank conducted its business from nine full service offices located in Hendricks, Montgomery, Clinton, Johnson and Morgan Counties, Indiana, with its main office located in Plainfield. The Bank's principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by first mortgage liens on one- to four-family residential real estate. Lincoln Bank's deposit accounts are insured up to applicable limits required by the SAIF of the FDIC.

     Lincoln Bank offers a number of financial services, including: (i) one- to four-family residential real estate loans; (ii) commercial real estate loans;
(iii) real estate construction loans; (iv) land loans; (v) multi-family residential loans; (vi) consumer loans, including home equity loans and automobile loans; (vii) commercial loans; (viii) money market demand accounts ("MMDAs"); (ix) savings accounts; (x) checking accounts; (xi) NOW accounts;
(xii) certificates of deposit; and (xiii) financial planning.

Lending Activities

     The Bank has historically concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be a major focus of Lincoln Bank's loan origination activities, representing 47.3% of its total loan portfolio at December 31, 2003. Lincoln Bank also offers commercial real estate loans, real estate construction loans and consumer loans. To a lesser extent, Lincoln Bank also offers multi-family loans, land loans and commercial operating loans. Commercial real estate loans totaled approximately 21.1% of the Bank's total loan portfolio, and real estate construction loans totaled approximately 11.1% of Lincoln Bank's total loans as of December 31, 2003. Consumer loans were 9.9% of the loan portfolio at December 31, 2003.

     Loan Portfolio Data. The following table sets forth the composition of Lincoln Bank's loan portfolio (including loans held for sale) by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan fees and loans in process.

                                                                              At December 31,
                                         -----------------------------------------------------------------------------------------
                                                 2003                    2002                 2001                    2000
                                         -------------------      ------------------  ----------------------   -------------------
                                                    Percent                  Percent                Percent              Percent
                                          Amount    of Total      Amount     of Total  Amount       of Total   Amount    of Total
                                          ------    --------      ------     --------  ------       --------   ------    --------
                                                                            (Dollars in thousands)
TYPE OF LOAN
Real estate mortgage loans:
   One-to-four-family residential .      $215,754     47.27%     $168,054     44.59%  $214,902       59.12%   $231,157     68.44%

   Multi-family ...................         5,301      1.16         5,553      1.47      5,795        1.59       2,606       .77
   Commercial real estate .........        96,079     21.05        80,753     21.43     52,176       14.35      31,784      9.41
   Construction ...................        50,580     11.08        50,147     13.30     26,681        7.34      24,843      7.36
   Land ...........................         6,518      1.43         6,103      1.62      5,367        1.48       4,692      1.39
Commercial ........................        37,081      8.12        22,382      5.94      9,614        2.65       2,796       .83
Consumer loans:
   Home equity and second mortgages        38,747      8.49        35,234      9.35     37,724       10.38      32,572      9.64
   Other ..........................         6,374      1.40         8,655      2.30     11,227        3.09       7,287      2.16
                                         --------    ------      --------    ------   --------      ------    --------    ------
     Gross loans receivable .......      $456,434    100.00%     $376,881    100.00%  $363,486      100.00%   $337,737    100.00%
                                         ========    ======      ========    ======   ========      ======    ========    ======

TYPE OF SECURITY
   One-to-four-family
     residential real estate ......      $284,194     62.26%     $228,429    60.61%   $266,682       73.37%   $278,379    82.43%
   Multi-family real estate .......         5,301      1.16         5,553      1.47      5,795        1.59       2,606       .77
   Commercial real estate .........       116,967     25.63       105,758     28.06     64,801       17.83      41,977     12.43
   Land ...........................         6,518      1.43         6,103      1.62      5,367        1.48       4,692      1.39
   Deposits .......................           499      0.11           415      0.11        427         .12         856       .25
   Auto ...........................         4,666      1.02         6,997      1.86      9,614        2.64       5,303      1.57
   Other security .................        37,987      8.32        23,247      6.17     10,317        2.84       3,349       .99
   Unsecured ......................           302      0.07           379      0.10        483         .13         575       .17
                                         --------    ------      --------    ------   --------      ------    --------    ------
     Gross loans receivable .......      $456,434    100.00       376,881    100.00    363,486      100.00     337,737    100.00
Deduct:
Allowance for loan losses .........         3,532      0.77         2,932      0.78      2,648         .73       2,367       .70
Deferred loan fees ................          (213)    (0.05)          (63)    (0.02)      515          .14         936       .28
Loans in process ..................        15,088      3.31        17,744      4.71      5,307        1.46       8,243      2.44
                                         --------    ------      --------    ------   --------      ------    --------    ------
   Net loans receivable ...........      $438,027     95.97%     $356,268     94.53%  $355,016      97.67%    $326,191     96.58%
                                         ========    ======      ========    ======   ========      ======    ========    ======
Mortgage Loans:
   Adjustable-rate ................      $281,111     68.07%     $120,205     34.76%   103,234       30.13     119,445     36.45%
   Fixed-rate .....................       131,869     31.93       225,638     65.24    239,411       69.87     208,209     63.55
                                         --------    ------      --------    ------   --------      ------    --------    ------
     Total ........................      $412,980    100.00%     $345,843    100.00%  $342,645      100.00%   $327,654    100.00%
                                         ========    ======      ========    ======   ========      ======    ========    ======

(Table continued on following page)



(Table continued from previous page)



                                               At December 31,
                                            ---------------------
                                                    1999
                                            ---------------------
                                                         Percent
                                             Amount      of Total
                                             ------      --------

TYPE OF LOAN
Real estate mortgage loans:
   One-to-four-family residential .        $ 175,095       72.18%

   Multi-family ...................            1,029         .42
   Commercial real estate .........           16,073        6.63
   Construction ...................           18,127        7.47
   Land ...........................            3,609        1.49
Commercial ........................               91         .04
Consumer loans:
   Home equity and second mortgages           24,272       10.01
   Other ..........................            4,282        1.76
                                            --------      ------
     Gross loans receivable .......         $242,578      100.00%
                                            ========      ======

TYPE OF SECURITY
   One-to-four-family
     residential real estate ......         $209,379       86.31%
   Multi-family real estate .......            1,029         .43
   Commercial real estate .........           24,188        9.97
   Land ...........................            3,609        1.49
   Deposits .......................              675         .28
   Auto ...........................            3,006        1.24
   Other security .................              491         .20
   Unsecured ......................              201         .08
                                            --------      ------
     Gross loans receivable .......          242,578      100.00
Deduct:
Allowance for loan losses .........            1,761         .73
Deferred loan fees ................              822         .34
Loans in process ..................            6,995        2.88
                                            --------      ------
   Net loans receivable ...........         $233,000       96.05%
                                            ========      ======
Mortgage Loans:
   Adjustable-rate ................         $ 68,452       28.74%
   Fixed-rate .....................          169,753       71.26
                                            --------      ------
     Total ........................         $238,205      100.00%
                                            ========      ======



     The following table sets forth certain information at December 31, 2003, regarding the dollar amount of loans maturing in Lincoln Bank's loan portfolio based on the contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

                                                                 Due During Years Ended December 31,
                                  Balance     -------------------------------------------------------------------------
                               Outstanding at                                  2007        2009       2014      2019
                                December 31,                                    to          to         to        and
                                    2003        2004      2005      2006        2008       2013       2018    following
                               -------------- --------  --------  --------    --------   --------   --------  ---------
                                                                        (In thousands)
Real estate mortgage loans:
   One- to four-family
     residential loans ........   $215,754   $    434   $    168   $    199   $  2,218   $ 23,684   $ 82,368   $106,683
   Multi-family loans .........      5,301         --         --      1,225        844      2,982        111        139
   Commercial real estate loans     96,079      7,344      5,217      6,835     22,120     27,480     12,951     14,132
   Construction loans .........     50,580     31,451     18,437        692         --         --         --         --
   Land loans .................      6,518      2,887        968      2,146        240        209         68         --
                                  --------   --------   --------   --------   --------   --------   --------   --------
     Total real estate mortgage
       loans ..................    374,232     42,116     24,790     11,097     25,422     54,355     95,498    120,954
                                  --------   --------   --------   --------   --------   --------   --------   --------
Commercial loans ..............     37,081     15,702      2,376      3,472      7,017      6,128        826      1,560
Consumer loans:
   Installment  loans .........      5,874        445      2,098        734      2,110        432         55         --
   Loans secured by deposits ..        499        184        143         61        111         --         --         --
   Home equity loans and
     and second mortgages .....     38,748        284        190        887      2,694     30,982      2,934        777
                                  --------   --------   --------   --------   --------   --------   --------   --------
     Total consumer loans .....     45,121        913      2,431      1,682      4,915     31,414      2,989        777
                                  --------   --------   --------   --------   --------   --------   --------   --------
                       Total ..   $456,434   $ 58,731   $ 29,597   $ 16,251   $ 37,354   $ 91,897   $ 99,313   $123,291
                                  ========   ========   ========   ========   ========   ========   ========   ========


     The following table sets forth, as of December 31, 2003, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.

                                               Due After December 31, 2004
                                          --------------------------------------
                                          Fixed Rates  Variable Rates    Total
                                          -----------  --------------  ---------
                                                       (In thousands)
Real estate mortgage loans:

   One- to four-family residential loans    $171,437      $ 43,883      $215,320
   Multi-family loans ...................      2,192         3,109         5,301
   Commercial real estate loans .........     53,920        34,815        88,735
   Construction loans ...................     19,129            --        19,129
   Land loans ...........................      3,631            --         3,631
                                            --------      --------      --------
       Total real estate mortgage loans .    250,309        81,807       332,116
                                            --------      --------      --------
Commercial loans ........................         --        21,379        21,379
Consumer loans:
   Installment loans ....................      5,429            --         5,429
   Loans secured by deposits ............        315            --           315
   Home equity loans and second mortgages     10,116        28,348        38,464
                                            --------      --------      --------
        Total Consumer Loans ............     15,860        28,348        44,208
                                            --------      --------      --------
             Total Loans ................   $266,169      $131,534      $397,703
                                            ========      ========      ========


     One- to Four-Family Residential Loans. Lincoln Bank's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in its primary market area. Lincoln Bank generally does not originate one- to four-family residential mortgage loans if the ratio of the loan amount to the lesser of the current cost or appraised value of the property (the "Loan-to-Value Ratio") exceeds 90%. Lincoln Bank requires private mortgage insurance on loans with a Loan-to-Value Ratio in excess of 80%. The cost of such insurance is factored into the annual percentage rate on such loans.

     Lincoln Bank's underwriting criteria for one- to four-family residential loans include the value of the underlying collateral, such as the income, debt-to-income ratio, stability of earnings and past credit history of a potential borrower, in making credit decisions. These underwriting criteria are based upon FHLMC lending guidelines. The Bank originates fixed-rate loans which provide for the payment of principal and interest over a period of up to 30 years.

     Lincoln Bank also offers adjustable-rate mortgage ("ARM") loans pegged to the one-, three- and five-year U.S. Treasury securities yield adjusted to a constant maturity. Lincoln Bank may offer discounted initial interest rates on ARM loans, but requires that the borrower qualify for the loan at the fully-indexed rate (the index rate plus the margin). A substantial portion of the ARM loans in the Bank's portfolio at December 31, 2003 provide for maximum rate adjustments per year and over the life of the loan of 2% and 6%, respectively. Lincoln Bank's residential ARM loans are amortized over terms up to 30 years.

     Lincoln Bank occasionally makes certain fixed-rate one- to four-family residential loans with the intent of pooling these loans into FHLMC mortgage-backed securities. During 2002 Lincoln Bank securitized $18.2 million of residential loans. No loans were securitized during 2003 or 2001. At December 31, 2003, Lincoln Bank continued to hold in its investment portfolio approximately $10.2 million (amortized cost) of these securities that are backed by higher-yielding, fixed-rate mortgage loans that it originated.

     Lincoln Bank determines when it originates a one- to four-family residential loan whether it intends to hold the loan until maturity or sell it in the secondary market. Lincoln Bank generally sells on the secondary market all of the fixed-rate loans that it originates with terms more than 15 years that are written to FHLMC standards, and retains in its loan portfolio any loans that it originates that are not written to FHLMC standards. During the fourth quarter of 2002, the Bank amended its policy and stopped selling fixed-rate loans with maturity of 15 years or less. During the first and second quarter of 2003, the Bank retained some of the residential real estate loan volume with maturities greater than 15 years. This was in response to the severe decline in residential loans in the Bank's loan portfolio due to customer refinancing. Lincoln Bank retains the servicing rights on nearly all the loans that it sells.

     ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower also increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2003, approximately 20.4% of Lincoln Bank's one- to four-family residential loans had adjustable rates of interest.

     All of the one- to four-family residential mortgage loans that Lincoln Bank originates include "due-on-sale" clauses, which give Lincoln Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. However, Lincoln Bank occasionally permits assumptions of existing residential mortgage loans on a case-by-case basis.

     At December 31, 2003, approximately $215.8 million, or 47.3% of Lincoln Bank's portfolio of loans, consisted of one- to four-family residential loans. Approximately $1.5 million, or .7% of total residential loans, were included in non-performing assets as of that date.

     Commercial Real Estate and Multi-Family Loans. Lincoln Bank's commercial real estate loans are secured by churches, warehouses, office buildings, hotels and other commercial properties. Lincoln Bank generally issues commercial real estate loans as five-year balloon loans amortized over a 15- or 20-year period, with a fixed interest rate indexed primarily to a spread over the five-year swap rate. At December 31, 2003 Lincoln Bank had $46.1 million in outstanding balloon loans secured by commercial and multi-family real estate. Lincoln Bank generally requires a Loan-to-Value Ratio of at least 80% on commercial real estate loans, although it may make loans with a higher Loan-to-Value Ratio on loans secured by owner-occupied commercial real estate or by multi-family residential properties.

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

     At December 31, 2003 Lincoln Bank's largest commercial real estate borrower had a single loan outstanding in the amount of $3.1 million which was secured by a hotel located in Lebanon, Indiana. At December 31, 2003, approximately $96.1 million, or 21.1% of Lincoln Bank's total loan portfolio, consisted of commercial real estate loans. On the same date, there were no commercial real estate loans included in non-performing assets.

     At December 31, 2003, approximately $5.3 million, or 1.2% of Lincoln Bank's total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). Lincoln Bank writes multi-family loans on terms and conditions similar to its commercial real estate loans. The largest multi-family loan as of December 31, 2003 was $1.8 million and was secured by an apartment complex in Fortville, Indiana. On the same date, there were no multi-family loans included in non-performing assets.

     Multi-family loans, like commercial real estate loans, involve greater risk than do residential loans. Also, the loan-to-one-borrower limitation restricts Lincoln Bank's ability to make loans to certain developers of apartment complexes and other multi-family units.

     Construction Loans. Lincoln Bank offers construction loans to developers for the acquisition and development of residential and nonresidential real estate and to builders of one- to four-family residential properties. A significant portion of these loans are made on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer). At December 31, 2003, approximately $50.6 million, or 11.1% of Lincoln Bank's total loan portfolio, consisted of construction loans. Of these loans, approximately $13.5 million were for the acquisition and development of residential housing developments, $16.2 million financed the construction of one- to four-family residential properties and $20.9 million financed the construction of commercial real estate. As of December 31, 2003, Lincoln Bank's largest construction loan relationship had a balance of $1.4 million and was secured by a commercial building located in Plainfield, Indiana. Also on that date, $.2 million of construction loans, or .4% of total construction loans, were included in non-performing assets.

     Construction loans on residential properties where the borrower has entered into a verifiable sales contract to a non-related party to purchase the completed home may be made with a maximum Loan-to-Value Ratio of the lesser of 90% of the price stipulated in the sales contract or 80% of the appraised value of the property. With respect to residential properties constructed on a speculative basis, Lincoln Bank generally requires a Loan-to-Value Ratio of 75% of the "as completed" appraised value of the property. Although speculative loans make up a significant percentage of Lincoln Bank's construction loan portfolio, Lincoln Bank generally will finance only one speculative construction project per builder. Residential construction loans are generally written with a fixed rate of interest and for an initial term of six months. Lincoln Bank generally offers construction loans on commercial land development projects with a maximum Loan-to-Value Ratio of 75% of the appraised value of the property or 80% of the property's cost plus 80% of the cost of verifiable improvements to the property. The term of construction loans on commercial real estate properties generally do not exceed 24 months.

     Construction loans provide a comparable, and in some cases higher, yield than a conventional mortgage loan, however, they also involve a higher degree of risk. For example, if a project is not completed and the borrower defaults, Lincoln Bank may have to hire another contractor to complete the project at a higher cost. Also, a project may be completed, however, it may not be salable, which might cause the borrower to default on the loan and require Lincoln Bank take title to the project.

     Land Loans. At December 31, 2003,  approximately  $6.5 million,  or 1.4% of
Lincoln Bank's total loan portfolio, consisted of mortgage loans secured by undeveloped real estate. Lincoln Bank requires a maximum Loan-to-Value Ratio of 65% of the appraised value of the land or 90% of the cost of the undeveloped land for pre-development land acquisition loans. Lincoln Bank writes these loans for a maximum term of 12 months. At December 31, 2003, the Bank's largest land loan relationship totaled $1.7 million and was secured by a residential development located in Indianapolis, Indiana. At December 31, 2003, land loans in the amount of $11,000, or .2% of total land loans, were included in non-performing assets.

     Land loans present greater risk than conventional loans since land development borrowers who are over budget may divert the loan funds to cover cost-overruns rather than direct them toward the purpose for which such loans were made. In addition, land loans are more difficult to monitor than conventional mortgage loans. As such, a defaulting borrower could cause Lincoln Bank to take title to partially improved land that is unmarketable without further capital investment.

     Consumer Loans. Lincoln Bank's consumer loans consist of variable- and fixed-rate home equity loans; lines of credit; automobile, recreational vehicle, boat and motorcycle loans; and loans secured by deposits. Lincoln Bank generally does not make indirect consumer loans. Consumer loans generally have shorter terms and higher yields than permanent residential mortgage loans. At December 31, 2003, Lincoln Bank's consumer loans aggregated approximately $45.1 million, or 9.9% of Lincoln Bank's total loan portfolio. Included in consumer loans at December 31, 2003 were $28.3 million of variable-rate home equity lines of credit. These variable-rate loans improve Lincoln Bank's exposure to interest rate risk.

     Lincoln Bank's home equity lines of credit and fixed-term loans are generally written for up to 90% of the available equity (the appraised value of the property less any first mortgage amount). Lincoln Bank's home equity and second mortgage loans were $38.7 million, or 8.5% of total loans at December 31, 2003. Lincoln Bank generally will write automobile loans for up to 100% of the acquisition price for a new automobile and up to the NADA retail value for a used automobile. New car loans are written for terms of up to 60 months and used car loans are written for terms up to 48 months, depending on the age of the car. Loans for recreational vehicles and boats are written for no more than 80% of the purchase price or "verified value," whichever is less, for a maximum term of 120 months and 84 months, respectively. Motorcycle loans are written for no more than 75% of the purchase price or "verified value" with a term not to exceed 48 months. All of Lincoln Bank's consumer loans have a fixed rate of interest except for home equity lines of credit, which are offered at a variable rate. At December 31, 2003, consumer loans in the amount of $.2 million, or .4% of total consumer loans, were included in non-performing assets.

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

     Commercial Loans. Lincoln Bank offers commercial loans, which consist primarily of loans to businesses that are secured by assets other than real estate. As of December 31, 2003, commercial loans amounted to $37.1 million. Commercial loans generally bear greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Although commercial loans have not historically comprised a large portion of Lincoln Bank's loan portfolio, Lincoln Bank has increased the amount of loans it has made to small businesses in order to increase its rate of return and diversify its portfolio. As of December 31, 2003, $.2 million, or .5%, of Lincoln Bank's commercial loans were included in nonperforming assets.

     Origination, Purchase and Sale of Loans. Historically, Lincoln Bank has confined its loan origination activities primarily to Hendricks, Montgomery, Clinton, Johnson and Morgan Counties. Lincoln Bank may from time to time make mortgage loans secured by property located outside of Indiana. Lincoln Bank's loan originations are generated from referrals from existing customers, real estate brokers, and newspaper and periodical advertising.

     Lincoln Bank's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, the Bank evaluates the employment and credit history and information on the historical and projected income and expenses of its borrowers.

     Lincoln Bank generally requires appraisals on all real property securing its first-mortgage loans and requires title insurance and a valid lien on the mortgaged real estate. Appraisals for all real property securing first-mortgage loans are performed by independent appraisers who are state-licensed. Lincoln Bank requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan and also requires flood insurance to protect the property, which secures its interest, if the property is in a flood plain. Lincoln Bank also generally requires private mortgage insurance for all residential mortgage loans with Loan-to-Value Ratios of greater than 80%. Lincoln Bank generally requires escrow accounts for insurance premiums and taxes for residential mortgage loans that it originates.

     Lincoln Bank's underwriting standards for consumer loans are intended to protect against some of the risks inherent in making consumer loans. Borrower character, paying habits, length of employment and financial strengths are important considerations.

     Lincoln Bank occasionally purchases participation interests in loans originated by other financial institutions in order to diversify its portfolio, supplement local loan demand and to obtain more favorable yields. The participations that Lincoln Bank purchases normally represent a portion of residential or commercial real estate loans originated by other Indiana financial institutions, most of which are secured by property located in Indiana. As of December 31, 2003, Lincoln Bank had $20.7 million of loan participations in its asset portfolio.

     The Bank occasionally sells participation interests in loans it originates in order to limit the risk on a specific credit or industry type or to remain within its self-imposed lending limit to a single borrower. The self-imposed lending limit for Lincoln Bank is currently $3 million. Loans above this limit require special Board of Director approval as an exception. Regulatory guidelines allow significantly higher lending limits. As of December 31, 2003, Lincoln Bank had $1.0 million of loan participations sold.

     The following table shows loan origination and repayment activity for Lincoln Bank during the periods indicated:

                                                                       Year Ended December 31,
                                                           ----------------------------------------------
                                                              2003              2002              2001
                                                           ----------        ----------        ----------
                                                                           (In thousands)

Gross loans receivable at beginning of period ........      $ 376,881       $ 363,486       $ 337,737
Loans Originated:
     Real estate mortgage loans:
       One-to-four family loans (1) ..................        141,409         130,367          66,985
       Multi-family loans ............................             --             296           3,682
       Commercial real estate loans ..................         42,290          35,034          23,543
       Construction loans ............................         56,696          34,990          16,542
       Land loans ....................................         13,947          10,987           6,951
     Commercial loans ................................         17,401          14,546          10,373
     Consumer loans ..................................         31,849          30,569          32,735
                                                            ---------       ---------       ---------
         Total originations ..........................        303,592         256,789         160,811
                                                            ---------       ---------       ---------
Purchases (sales) of participation loans, net ........        (19,771)        (93,530)        (14,924)
Reductions:

     Repayments and other deductions .................        203,302         149,511         119,616
     Transfers from loans to real estate owned .......            966             353             522
                                                            ---------       ---------       ---------
       Total reductions ..............................        204,268         149,864         120,138
                                                            ---------       ---------       ---------
         Total gross loans receivable at end of period      $ 456,434       $ 376,881       $ 363,486
                                                            =========       =========       =========
---------------------
(1)  Includes certain home equity loans.



     Lincoln Bank's total loan originations during the year ended December 31, 2003 totaled $303.6 million, compared to $256.8 million during the year ended December 31, 2002, and $160.8 million during the year ended December 31, 2001.

     Origination and Other Fees. Lincoln Bank realizes income from late charges, checking account service charges, loan servicing fees and fees for other miscellaneous services. Late charges are generally assessed if a loan payment is not received within a specified number of days after it is due. The grace period depends on the individual loan documents. The Bank also receives a loan servicing fee of 1/4% on fixed-rate loans and 3/8% on ARM loans that it services for others.


Non-Performing and Problem Assets

     After a mortgage loan becomes 17 days past due, Lincoln Bank delivers a delinquency notice to the borrower. When loans are 30 to 60 days in default, Lincoln Bank sends additional delinquency notices and telephone calls are placed with the borrower to establish an acceptable repayment schedule. When loans become 60 days in default, Lincoln Bank again contacts the borrower to establish an acceptable repayment schedule. When a mortgage loan is 90 days delinquent, Lincoln Bank will have either entered into a workout plan with the borrower or referred the matter to its attorney for collection. Management is authorized to commence foreclosure proceedings for any loan upon making a determination that it is prudent to do so.

     Lincoln Bank reviews mortgage loans on a regular basis and places one- to four-family residential loans on a non-accrual status when they become 120 days delinquent. Other loans are placed on a non-accrual status when they become 90 days delinquent. Generally, when loans are placed on a non-accrual status, unpaid accrued interest is written off.

     Non-performing Assets. At December 31, 2003, $2.7 million, or .46%, of Lincoln Bank's total assets, were non-performing (loans past due 90 days or more and non-accruing loans) compared to $2.3 million, or .43%, of its total assets at December 31, 2002. At December 31, 2003, residential loans accounted for $1,473,000 of Lincoln Bank's non-performing assets, construction loans accounted for none of its non-performing assets, land loans accounted for $11,000 of its non-performing assets, commercial loans accounted for $238,000 of its non-performing assets, and consumer loans accounted for $181,000 of non-performing assets. Lincoln Bank had real estate owned ("REO") properties in the amount of $825,000 as of December 31, 2003.

     The table below sets forth the amounts and categories of Lincoln Bank's non-performing assets (non-performing loans, foreclosed real estate and troubled debt restructurings) for the last five years. It is Lincoln Bank's policy that earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days. Lincoln Bank deems any delinquent loan that is 90 days or more past due to be a non-performing asset. Additionally, loans less than 90 days past due may be nonperforming if they are not accruing interest.


                                                              At December 31,
                                         ---------------------------------------------------------
                                           2003         2002        2001        2000        1999
                                         --------     --------    --------    --------    --------
                                                           (Dollars in thousands)
Non-performing assets:
   Non-performing loans .............      $1,903       $2,043       $1,297       $2,263       $1,105
   Troubled debt restructurings .....          --           --           --           --           --
                                           ------       ------       ------       ------       ------
     Total non-performing loans .....       1,903        2,043        1,297        2,263        1,105
   Foreclosed real estate ...........         825          213          356          103           42
                                           ------       ------       ------       ------       ------
   Total non-performing assets ......      $2,728       $2,256       $1,653       $2,366       $1,147
                                           ======       ======       ======       ======       ======
Non-performing loans to total loans .         .43%         .57%         .36%         .69%         .47%
Non-performing assets to total assets         .46%         .43%         .34%         .47%         .28%


     Interest income of $55,000 for the year ended December 31, 2003, was recognized on the non-performing loans summarized above. Interest income of $126,000 for the year ended December 31, 2003, would have been recognized under the original loan terms of these loans.

     At December 31, 2003, Lincoln Bank held loans delinquent from 30 to 89 days totaling $3.1 million. As of that date, Lincoln Bank was not aware of any other loans in which borrowers were experiencing financial difficulties and was not aware of any assets that would need to be disclosed as non-performing assets.

     Delinquent Loans. The following table sets forth certain information at December 31, 2003, 2002 and 2001, relating to delinquencies in Lincoln Bank's portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.

                                       At December 31, 2003                               At December 31, 2002
                         ------------------------------------------------   ---------------------------------------------
                              30-89 Days              90 Days or More             30-89 Days           90 Days or More
                         ---------------------     ----------------------   ---------------------   ---------------------
                                     Principal                  Principal              Principal               Principal
                          Number      Balance       Number       Balance     Number     Balance      Number     Balance
                         of Loans    of Loans      of Loans     of Loans    of Loans    of Loans    of Loans    of Loans
                         --------    ---------     --------    ---------    --------    ---------   --------    ---------
                                                               (Dollars in thousands)
Residential
   mortgage loans ..          46       $1,727           27       $1,416          94      $4,474          27      $1,394
Commercial
   real estate loans           5          866           --           --           6         608          --          --
Multi-family
   mortgage loans ..          --           --           --           --          --          --          --          --
Construction loans .          --           --           --           --           4       3,651           1          54
Land loans .........          --           --            1           11          --          --           2         206
Commercial loan ....           5          116            1          238           7         455           1          59
Consumer loans .....          25          385            8          181          49         499          18         330
                          ------       ------       ------       ------      ------      ------      ------      ------
     Total .........          81       $3,094           37       $1,846         160      $9,687          49      $2,043
                          ======       ======       ======       ======      ======      ======      ======      ======
Delinquent loans to
   total loans .....                                               1.12%                                           3.29%
                                                                   ====                                            ====

                                       At December 31, 2001
                          ---------------------------------------------
                               30-89 Days            90 Days or More
                          ---------------------   ---------------------
                                     Principal               Principal
                          Number      Balance     Number      Balance
                          of Loans    of Loans    of Loans    of Loans
                          --------    ---------   --------    ---------

Residential
   mortgage loans ..           73      $3,358          22      $1,074
Commercial
   real estate loans            3         873          --          --
Multi-family
   mortgage loans ..           --          --          --          --
Construction loans .            2         671           1         150
Land loans .........            3         932          --          --
Commercial loan ....            3         404          --          --
Consumer loans .....           31         570           5          73
                           ------      ------      ------      ------
     Total .........          115      $6,808          28      $1,297
                           ======      ======      ======      ======
Delinquent loans to
   total loans .....                                             2.28%
                                                               ======



     Classified Assets. Federal regulations and Lincoln Bank's Asset Classification Policy provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

     Lincoln Bank regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Lincoln Bank's classified assets are made up entirely of non-performing assets.


Allowance for Loan Losses

     The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The allowance for loan losses is determined in conjunction with Lincoln Bank's review and evaluation of current economic conditions (including those of its lending area), changes in the character and size of its loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, Lincoln Bank's allowance for loan losses is adequate to absorb probable losses inherent in the loan portfolio at December 31, 2003. However, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect its loan portfolio. For more discussion on the allowance for loan losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Annual Report.

     Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the past five fiscal years ended December 31, 2003.

                                                                     Year Ended December 31,
                                              ----------------------------------------------------------------------
                                                 2003          2002           2001            2000           1999
                                              ----------    ----------     ----------      ----------     ----------
                                                                    (Dollars in thousands)

Balance at beginning of period ..........      $ 2,932        $ 2,648        $ 2,367        $ 1,761        $ 1,512
Transfer from Citizens merger ...........           --             --             --            343             --
Charge-offs:
   One- to four-family residential
     mortgage loans .....................          (22)            --            (60)            (5)           (79)
   Commercial real estate mortgage loans            --             --             --             --             --
   Construction loans ...................           --             --             --             --             --
   Commercial loans .....................          (20)            --             --             --             --
   Consumer loans .......................         (202)           (77)          (266)          (139)           (62)
                                               -------        -------        -------        -------        -------
     Total charge-offs ..................         (244)           (77)          (326)          (144)          (141)
                                               -------        -------        -------        -------        -------
Recoveries:

   One- to four-family residential
     mortgage loans .....................           22             22             18             79             --
   Commercial real estate mortgage loans             3              3              4              4              4
   Construction loans ...................           --             --             --             --             --
   Commercial loans .....................           --             --             --             --             --
   Consumer loans .......................           66             34             97             41              2
                                               -------        -------        -------        -------        -------
     Total recoveries ...................           91             59            119            124              6
                                               -------        -------        -------        -------        -------
   Net charge-offs ......................         (153)           (18)          (207)           (20)        (135))
                                               -------        -------        -------        -------        -------
Provision for losses on loans ...........          753            302            488            283            384
                                               -------        -------        -------        -------        -------
   Balance end of period ................      $ 3,532        $ 2,932        $ 2,648        $ 2,367        $ 1,761
                                               =======        =======        =======        =======        =======
Allowance for loan losses as a percent of
   total loans outstanding ..............          .80%           .82%           .74%           .72%           .75%
Ratio of net charge-offs to average
   loans outstanding ....................          .04%           --%            .06%           --%            .06%



     Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of Lincoln Bank's allowance for loan losses at the dates indicated.

                                                                           At December 31,
                                        ---------------------------------------------------------------------------------------
                                              2003                  2002                   2001                     2000
                                        -----------------     -----------------      -----------------       ------------------
                                                  Percent               Percent                Percent                  Percent
                                                 of loans              of loans               of loans                 of loans
                                                  in each               in each                in each                  in each
                                                 category              category               category                 category
                                                 to total              to total                 total                  to total
                                        Amount     loans      Amount     loans       Amount     loans        Amount      loans
                                        ------   --------     ------   --------      ------    --------      ------    ---------
                                                                        (Dollars in thousands)
Balance at end of period applicable to:
   Real estate mortgage loans:
     One- to four-family residential    $  717    47.27%      $  624    44.59%$        674      59.12%       $  856     68.44%
     Multi-family                           53     1.16           58     1.47           58       1.59            26       .77
Commercial                                 999    21.05          838    21.43          707      14.35           420      9.41
Construction loans                         526    11.08          338    13.30          261       7.34           201      7.36
     Land loans                             89     1.43           63     1.62           68       1.48            73      1.39
   Commercial loans                        385     8.12          235     5.94          122       2.65            29       .83
   Consumer loans                          619     9.89          771    11.65          758      13.47           642     11.80
   Unallocated                             144       --            5       --           --         --           120        --
                                        ------   ------       ------   ------        ------    ------        ------    ------
Total                                   $3,532   100.00%      $2,932   100.00%       $2,648    100.00%       $2,367    100.00%
                                        ======   ======       ======   ======        ======    ======        ======    ======

                                             At December, 31,
                                            -----------------
                                                   1999
                                            -----------------
                                                      Percent
                                                     of loans
                                                      in each
                                                     category
                                                     to total
                                            Amount     loans
                                            ------   --------
                                          (Dollars in thousands)
Balance at end of period applicable to:
   Real estate mortgage loans:
     One- to four-family residential        $  718     72.18%
     Multi-family                               10       .42
Commercial                                     241      6.63
Construction loans                             230      7.47
     Land loans                                 54      1.49
   Commercial loans                              1       .04
   Consumer loans                              436     11.77
   Unallocated                                  70        --
                                            ------    ------
Total                                       $1,761    100.00%
                                            ======    ======

Investments

     Investments. The Company has adopted an investment policy that authorizes investments in U.S. Treasury securities, securities guaranteed by the Government National Mortgage Association ("GNMA"), securities issued by agencies of the U.S. Government, mortgage-backed securities issued by the FHLMC or the Federal National Mortgage Association ("FNMA") and in highly-rated mortgage-backed securities, collateralized mortgage obligations and investment-grade corporate debt securities. This policy permits the Company's management to react quickly to market conditions. Most of the securities in its portfolio are considered available-for-sale. At December 31, 2003, the Company's investment portfolio consisted of investments in mortgage-backed securities, corporate securities, federal agency securities, municipal securities, FHLB stock, an investment in Pedcor Investments - 1987 - I, L.P., an investment in Bloomington Housing Associates, L.P., and an investment in an insurance company. See "-Investments in Multi-Family, Low- and Moderate-Income Housing Projects" and "Service Corporation Subsidiary." At December 31, 2003, approximately $107.1 million, or 18.1%, of the Company's total assets consisted of such investments. The Company also had $12.9 million in interest-earning deposits with the FHLB-Indianapolis and other financial institutions as of that date. As of that date, the Company also had pledged as collateral investment securities with a carrying value of $26.9 million, all of which are mortgage-backed securities and agency notes.

     Investment Securities. The following table sets forth the amortized cost and the market value of the Company's investment portfolio at the dates indicated.

                                                                        At December 31,
                                                ------------------------------------------------------------------
                                                        2003                 2002                   2001
                                                -------------------   -------------------   ----------------------
                                                Amortized    Market   Amortized    Market   Amortized      Market
                                                  Cost        Value      Cost      Value      Cost         Value
                                                ---------   -------   ---------   --------  ---------     --------
                                                                         (In thousands)
Investment securities available for sale:
   Federal agencies                            $  45,403    $45,450    $ 24,053  $  24,505  $  16,191     $16,162
   Mortgage-backed securities                     21,761     22,339      44,971     46,705     58,259      59,017
   Corporate debt obligations                     20,595     19,786      23,906     22,444     23,251      22,428
   Marketable equity securities                      252        354         252        318        252         252
         Municipal securities                      6,138      6,208       5,574      5,628         --          --
                                                --------    -------    --------  ---------  ---------     -------
     Total investment securities

          available for sale                      94,149     94,137      98,756     99,600     97,953      97,859
Investment securities held to maturity:
   Municipals                                      1,745      1,745       1,780      1,780      1,800       1,800
                                                --------    -------    --------  ---------  ---------     -------
     Total investment securities                  95,894     95,882     100,536    101,380     99,753      99,659
Investment in limited partnerships                 1,250         (1)      1,388         (1)     1,535          (1)
Investment in insurance company                      650         (1)        650         (1)       650          (1)
FHLB stock (2)                                     9,270      9,270       8,160      8,160      7,734       7,734
                                                --------               --------             ---------
   Total investments                            $107,064               $110,734              $109,672
                                                ========               ========              ========
----------------------
(1)  Market values are not available
(2)  Market  value is based on the price at which the stock may be resold to the
     FHLB of Indianapolis.

     The following table sets forth the amount of investment securities (excluding mortgage-backed securities and marketable equity securities) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2003.

                                                         Amount at December 31, 2003 which matures in
                                          Less Than              One Year                Five to                After
                                          One Year             to Five Years            Ten Years             Ten Years
                                    --------------------    --------------------  --------------------  ---------------------
                                    Amortized    Average    Amortized    Average  Amortized    Average  Amortized     Average
                                       Cost       Yield        Cost       Yield      Cost       Yield     Cost         Yield
                                    ---------    -------    ---------    -------  ---------    -------  ---------     --------
                                                                      (Dollars in thousands)
Federal agency securities --
   available for sale ..........     $11,160      2.59%      $24,241      2.01%     $    --       --%    $10,002       6.41%
Corporate securities --
   available for sale ..........       2,053      2.34         5,251      2.42           --       --      13,291       1.86
Municipals -- held to maturity .          50      4.42           320      4.86          685     5.44         690       5.91
Municipals -- available for sale       1,473      2.30         4,665      2.13           --       --          --         --
                                     -------      ----       -------      ----      -------     ----     -------       ----
                                     $14,736      2.53%      $34,477      2.12%     $   685     5.44%    $23,983       3.87%
                                     =======      ====       =======      ====      =======     ====     =======       ====

     At December 31, 2003, the Company had no corporate investments which exceeded 10% of its equity capital.

     Mortgage-backed Securities. The following table sets forth the composition of the Company's mortgage-backed securities portfolio at December 31, 2003 and 2002.

                                                   December 31, 2003                 December 31, 2002
                                          -------------------------------     -------------------------------
                                          Amortized    Percent     Market     Amortized    Percent     Market
                                            Cost       of Total     Value        Cost      of Total     Value
                                          ---------    --------    ------     ----------   --------    ------
                                                                (Dollars in thousands)
Federal Home Loan
   Mortgage Corporation                     $14,808     68.0%      $15,272      $22,837     50.8%      $23,975
Government National
   Mortgage Association                       1,822      8.4         1,925        4,376      9.7         4,583
Collateralized mortgage
   obligations                                5,131     23.6         5,142       17,758     39.5        18,147
                                            -------    -----       -------      -------    -----       -------
Total mortgage-backed securities            $21,761    100.0%      $22,339      $44,971    100.0%      $46,705
                                            =======    =====       =======      =======    =====       =======


     At December 31, 2003, mortgage-backed securities having an amortized cost of $2,885,000 mature in five to ten years and have a weighted average yield of 6.48% and mortgage-backed securities having an amortized cost of $14,234,000 mature after ten years and have a weighted average yield of 5.85%.

     At December 31, 2002, mortgage-backed securities having an amortized cost of $3,000,000 mature in five to ten years and have a weighted average yield of 6.84% and mortgage-backed securities having an amortized cost of $41,971,000 mature after ten years and have a weighted average yield of 6.27%.

     The following table sets forth the changes in the Company's mortgage-backed securities portfolio for the years ended December 31, 2003, 2002 and 2001.

                                                                            For the Year Ended December 31,

                                                                       2003              2002              2001
                                                                    ----------        ----------        ----------
                                                                                (Dollars in thousands)

Beginning balance ........................................          $ 46,705           $ 59,017           $ 66,418
Securitization of loans ..................................                --             18,222                 --
Purchases ................................................             7,963              5,047              9,695
Monthly repayments .......................................           (31,158)           (36,417)           (18,554)
Proceeds from sales ......................................                --                 --                 --
Net accretion (amortization) .............................               (15)              (140)                46
Gains on sales ...........................................                --                 --                 --
Change in unrealized gain on securities available for sale            (1,156)               976              1,412
                                                                    --------           --------           --------
Ending balance ...........................................          $ 22,339           $ 46,705           $ 59,017
                                                                    ========           ========           ========

     Investments in Multi-Family, Low- and Moderate-Income Housing Projects. Lincoln Bank has an investment in Pedcor Investments - 1987 - I, L.P. ("Pedcor"), an Indiana limited partnership that was organized to construct, own and operate a 208-unit apartment complex in Indianapolis, Indiana (the "Pedcor Project"). The Pedcor Project, which is operated as a multi-family, low- and moderate-income housing project, has been completed and is performing as planned. At the inception of the Pedcor Project in August 1988, Lincoln Bank committed to invest $2.7 million in Pedcor. In January 1998, the final payment pursuant to this commitment had been made and no additional funds are required for the Pedcor Project.

     Lincoln Bank holds a separate investment in a multi-family, low- and moderate-income housing project through its wholly-owned subsidiary, LF Service Corp. ("LF"). LF has invested in Bloomington Housing Associates, L.P. ("BHA"), which is an Indiana limited partnership that was organized to construct, own and operate a 130-unit apartment complex in Bloomington, Indiana (the "BHA Project"). Development of the BHA Project has been completed and the project is performing as planned. LF has invested approximately $4.9 million in BHA since the inception of the Bloomington Project in August 1992.

     A low- and moderate-income housing project qualifies for certain federal income tax credits if (i) it is a residential rental property, (ii) the units are used on a nontransient basis, and (iii) 20% or more of the units in the project are occupied by tenants whose incomes are 50% or less of the area median gross income, adjusted for family size, or alternatively, at least 40% of the units in the project are occupied by tenants whose incomes are 60% or less of the area median gross income. Qualified low income housing projects generally must comply with these and other rules for fifteen years, beginning with the first year the project qualified for the tax credit, or some or all of the tax credit together with interest may be recaptured. The tax credit is subject to the limitations on the use of general business credit, but no basis reduction is required for any portion of the tax credit claimed. As of December 31, 2003, 92.6% of the units in the Pedcor Project and the Bloomington Project were occupied and each project complied with the low income occupancy requirements described above.

     Lincoln Bank has received tax credits of $355,000 from the operation of the Bloomington Project for the year ended December 31, 2003. The tax credits from the BHA project will be available through 2007. Although Lincoln Bank has reduced income tax expense by the full amount of the tax credit available each year, it has not been able to fully utilize available tax credits to reduce income taxes payable because it may not use tax credits that would reduce its regular corporate tax liability below its alternative minimum tax liability. Lincoln Bank may carry forward unused tax credits for a period of fifteen years and management believes that it will be able to utilize available tax credits. Additionally, Pedcor and BHA have incurred operating losses in the early years of their operations primarily due to accelerated depreciation of assets. Lincoln Bank has accounted for its investment in Pedcor, and LF has accounted for Lincoln Bank's investment in BHA, on the equity method. Accordingly, Lincoln Bank and LF have each recorded their share of these losses as reductions to their investments in Pedcor and BHA, respectively. At December 31, 2003, Lincoln Bank had no remaining investment on the books for Pedcor, and LF's investment in BHA was $1,250,000.


Sources of Funds

     General. Deposits have traditionally been the Company's primary source of funds for use in lending and investment activities. In addition to deposits, the Company derives funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings, income on earning assets and borrowings. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the FHLB of Indianapolis have been used to compensate for reductions in deposits or deposit inflows at less than projected levels.

     Deposits. The Company attracts deposits principally from within Hendricks, Montgomery, Clinton, Johnson and Morgan Counties through the offering of a broad selection of deposit instruments, including passbook accounts, NOW accounts, variable rate money market accounts, fixed-term certificates of deposit, individual retirement accounts and savings accounts. The Company does not actively solicit or advertise for deposits outside of Hendricks, Montgomery, Clinton, Johnson and Morgan Counties, and substantially all of the Company's depositors are residents of those counties. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposits and the interest rate. The Company may sometimes accept brokered deposits and bids for public deposits and it held $25.5 million and $6.5 million of such funds, or 7.9% and 2.0% of its total deposits, at December 31, 2003. The Company periodically runs specials on certificates of deposit with specific maturities.

     The Company establishes the interest rates paid, maturity terms, service fees and withdrawal penalties on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals, and applicable regulations. The Company relies, in part, on customer service and long-standing relationships with customers to attract and retain its deposits. The Company also closely prices its deposits to the rates offered by its competitors.

     Approximately 49.0% of the Company's deposits consist of certificates of deposit, which generally have higher interest rates than other deposit products that it offers. Certificates of deposit have increased 3.6% during the year ended December 31, 2003. Money market savings accounts represent 24.9% of the Company's deposits and have grown 49.1% during the year ended December 31, 2003. Non-interest bearing demand accounts have grown $3.9 million, or 29.2%, during the year ended December 31, 2003. The Company offers special rates on certificates of deposit with maturities that fit its asset and liability strategies.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that the Company offers has allowed it to compete effectively in obtaining funds and to respond with flexibility to changes in consumer demand. The Company has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Company manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, management believes that the Company's savings accounts, NOW and MMDAs are relatively stable sources of deposits. However, the ability to attract and maintain certificates of deposit, and the rates the Company pays on these deposits, have been and will continue to be significantly affected by market conditions.

     An analysis of the Company's deposit accounts by type and maturity at December 31, 2003, is as follows:

                                               Minimum       Balance at                     Weighted
                                               Opening      December 31,          % of      Average
Type of Account                                Balance          2003            deposits      Rate
                                              ---------      ----------         --------    ---------
                                                               (Dollars in thousands)
Withdrawable:
   Savings accounts ...................       $     25       $ 33,405            10.38%       0.70%
   Money market .......................          1,000         80,179            24.91        1.03
   NOW accounts .......................            200         33,343            10.36        0.65
   Non-interest bearing demand accounts             50         17,176             5.34       --
                                                             --------           ------
     Total withdrawable ...............                       164,103            50.99        0.78
                                                             --------           ------

Certificates (original terms):
   3 months or less ...................          1,000            973              .30         .86
   6 months ...........................          1,000          4,266             1.33        1.02
   12 months ..........................          1,000         12,357             3.84        1.26
   18 months ..........................          1,000         10,216             3.17        1.77
   24 months ..........................          1,000         37,126            11.54        3.12
   30 months ..........................          1,000         16,820             5.23        2.56
   36 months ..........................          1,000         14,007             4.35        3.91
   48 months ..........................          1,000         11,094             3.45        4.89
   60 months ..........................          1,000         18,902             5.87        4.90
Public fund and brokered certificates .                        31,975             9.93        1.38
                                                             --------           ------
Total certificates ....................                       157,736            49.01        2.81
                                                             --------           ------
Total deposits ........................                      $321,839          100.00%       1.77%
                                                             ========          ======


     The following table sets forth by various interest rate categories the composition of the Company's time deposits at the dates indicated:

                                            At December 31,
                           ------------------------------------------------
                               2003              2002             2001
                           ------------      ------------     -------------
                                             (In Thousands)

Less than 2.00%              $  59,371        $  26,989         $     249
2.00 to 2.99%                   35,409           34,303             7,915
3.00 to 3.99%                   29,734           35,170            30,529
4.00 to 4.99%                   12,992           25,908            41,641
5.00 to 5.99%                   17,237           23,863            32,795
6.00 to 6.99%                    2,988            5,886            29,408
7.00 to 7.99%                        5               79               360
                              --------         --------          --------
         Total                $157,736         $152,198          $142,897
                              ========         ========          ========

     The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 2003. Matured certificates, which have not been renewed as of December 31, 2003, have been allocated based upon certain rollover assumptions.

                            Amounts at December 31, 2003 Maturing In
                     --------------------------------------------------------
                     One Year          Two            Three      Greater Than
                      or Less         Years           Years       Three Years
                     ---------      ---------        --------    ------------
                                           (In thousands)

Less than 2.00%        $51,679        $  3,499        $  4,193        $    --
2.00 to 2.99%            8,865          22,340           3,560            644
3.00 to 3.99%           21,822           3,959             238          3,715
4.00 to 4.99%            5,525           2,561           1,959          2,947
5.00 to 5.99%            7,871             766           7,662            938
6.00 to 6.99%            1,029           1,156             803             --
7.00 to 7.99%               --              --               5             --
                       -------         -------         -------         ------
         Total         $96,791         $34,281         $18,420         $8,244
                       =======         =======         =======         ======


     The  following   table   indicates  the  amount  of  the  Company's   other
certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2003.

                                                At December 31, 2003
                                                --------------------
Maturity Period                                     (In thousands)
   Three months or less ........................       $27,245
   Greater than three months through six months          6,216
   Greater than six months through twelve months         4,953
   Over twelve months ..........................        12,161
                                                       -------
               Total ...........................       $50,575

                                                                           DEPOSIT ACTIVITY
                                    Balance               Increase      Balance                Increase      Balance
                                      at                 (Decrease)       at                  (Decrease)       at
                                  December 31,    % of      from     December 31,     % of       from      December 31,    % of
                                     2003       Deposits    2002          2002       Deposits    2001         2001        Deposits
                                  ------------  --------  ---------  ------------    --------  ---------   ------------   --------
                                                                       (Dollars in thousands)
Withdrawable:
   Savings accounts ..........     $ 33,405       10.38%  $     49      $ 33,356       12.34%   $   590      $ 32,766       13.00%
   Money market accounts .....       80,179       24.91     26,404        53,775       19.89      2,876        50,899       20.19
   NOW accounts ..............       33,343       10.36     15,594        17,749        6.56      1,434        16,315        6.47
   Noninterest-bearing
     demand accounts .........       17,176        5.34      3,887        13,289        4.92      4,060         9,229        3.66
                                   --------      ------   --------      --------      ------   --------      --------      ------
     Total withdrawable ......      164,103       50.99     45,934       118,169       43.71      8,960       109,209       43.32
                                   --------      ------   --------      --------      ------   --------      --------      ------

Certificates (original terms):
   91 days ...................          973         .30        170           803         .30       (560)        1,363         .54
   6 months ..................        4,266        1.33     (1,793)        6,059        2.24     (1,388)        7,447        2.95
   12 months .................       12,357        3.84     (4,249)       16,606        6.14     (5,394)       22,000        8.73
   18 months .................       10,216        3.17     (1,709)       11,925        4.41    (13,089)       25,014        9.92
   24 months .................       37,126       11.54      3,734        33,392       12.35     13,599        19,793        7.85
   30 months .................       16,820        5.23     (3,691)       20,511        7.59     (5,066)       25,577       10.14
   36 months .................       14,007        4.35       (866)       14,873        5.50     (5,595)       20,468        8.12
   48 months .................       11,094        3.45        471        10,623        3.93      2,412         8,211        3.26
   60 months .................       18,902        5.87      1,697        17,205        6.36      8,515         8,690        3.45
Public fund and brokered
   certificates ..............       31,975        9.93     11,774        20,201        7.47     15,867         4,334        1.72
                                   --------      ------   --------      --------      ------   --------      --------      ------
Total certificates ...........      157,736       49.01      5,538       152,198       56.29      9,301       142,897       56.68
                                   --------      ------   --------      --------      ------   --------      --------      ------
Total deposits ...............     $321,839      100.00%  $ 51,472      $270,367      100.00%  $ 18,261      $252,106      100.00%
                                   ========      ======   ========      ========      ======   ========      ========      ======


     Total deposits at December 31, 2003 were approximately $321.8 million, compared to approximately $270.4 million at December 31, 2002. The Company's deposit base depends somewhat upon the manufacturing sector of Hendricks, Montgomery, Clinton, Johnson and Morgan Counties. Although the manufacturing sector in these counties is relatively diversified and does not significantly depend upon any industry, a loss of a material portion of the manufacturing workforce could adversely affect the Company's ability to attract deposits due to the loss of personal income attributable to the lost manufacturing jobs and the attendant loss in service industry jobs.

     In the unlikely event of the Bank's liquidation, all claims of creditors (including those of deposit account holders, to the extent of their deposit balances) would be paid first followed by distribution of the liquidation account to certain deposit account holders, with any assets remaining thereafter distributed to the Holding Company as the sole shareholder of Lincoln Bank.

     Borrowings. Lincoln Bank focuses on generating high quality loans and then seeking the best source of funding from deposits, investments or borrowings. At December 31, 2003, Lincoln Bank had borrowings in the amount of $184.7 million from the FHLB of Indianapolis which bear fixed and variable interest rates and which are due at various dates through 2013. Lincoln Bank is required to maintain eligible loans and investment securities in its portfolio of at least 145% and 115%, respectively, of outstanding advances as collateral for advances from the FHLB of Indianapolis. As an additional funding source, Lincoln Bank has also sold securities under repurchase agreements. Lincoln Bank had no outstanding securities sold under repurchase agreement at December 31, 2003. The Company does not anticipate any difficulty in obtaining advances and other borrowings appropriate to meet its requirements in the future.


     The following table presents certain information relating to Lincoln Bank's borrowings at or for the years ended December 31, 2003, 2002 and 2001.

                                                                At or for the Year
                                                                Ended December 31,
                                                      ------------------------------------
                                                        2003          2002         2001
                                                      --------      --------      --------
                                                             (Dollars in thousands)
Outstanding at end of period
   Securities sold under repurchase
     agreements ................................      $     --      $     --      $ 15,000
   FHLB advances ...............................       184,693       163,010       133,121
Average balance outstanding for period
   Securities sold under repurchase
     agreements ................................            --        11,425        14,921
   FHLB advances ...............................       170,343       138,941       128,656
Maximum amount outstanding at any
   month-end during the period
   Securities sold under repurchase agreements .            --        15,000        15,000
   FHLB advances ...............................       184,695       163,010       138,687
Weighted average interest rate during the period
   Securities sold under repurchase agreements .            --          5.94          5.82
   FHLB advances ...............................          4.74          5.09          5.32
Weighted average interest rate
   at end of period
   Securities sold under repurchase agreements .            --            --          5.65
   FHLB advances ...............................          4.38          4.69          5.13
Note payable to BHA ............................      $     --      $    248      $    737


Service Corporation Subsidiaries

     OTS regulations permit federal savings banks to invest in the capital stock, obligations or other specified types of securities of subsidiaries (referred to as "service corporations") and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 2% of the bank's assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner-city development purposes. In addition, federal regulations permit banks to make specified types of loans to such subsidiaries (other than special purpose finance subsidiaries) in which the bank owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the bank's regulatory capital if the bank's regulatory capital is in compliance with applicable regulations. A savings bank that acquires a non-savings bank or association subsidiary, or that elects to conduct a new activity within a subsidiary, must give the FDIC and the OTS at least 30 days' advance written notice. The FDIC may, after consultation with the OTS, prohibit specified activities if it determines such activities pose a serious threat to the SAIF. Moreover, a savings bank must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries).

     Lincoln Bank currently owns three subsidiaries, LF Service Corp. ("LF"), Citizens Loan and Service Corporation ("CLSC") and LF Portfolio Services ("Portfolio"). LF's assets consist of an investment in Family Financial Life Insurance Company ("Family Financial") and in BHA. See "- Investments in Low- and Moderate-Income Housing Projects." LF received regulatory approval in February 1998 to invest in Family Financial, an Indiana stock insurance company. In May 1998, LF acquired a 16.7% interest in Family Financial for $650,000. Fifty percent of the common stock of Family Financial is held by Consortium Partners, a Louisiana general partnership.

     Family Financial primarily engages in retail sales of mortgage and credit insurance products in connection with loans originated by Lincoln Bank's constituent shareholder financial institutions. Products offered by Family Financial include group and individual term mortgage life insurance, group mortgage disability insurance, group accidental death insurance, group credit life insurance, and group credit accident and disability insurance policies. Family Financial also markets a variety of tax-deferred annuity contracts which are wholly reinsured by other insurance companies. LF expects to receive (1) dividends paid on Family Financial shares owned directly by it, (2) a pro rata allocation of dividends received on shares held by Consortium Partners, which are divided among the partners based on the actuarially determined value of Family Financial's various lines of insurance generated by customers of these partners, and (3) commissions on sales of insurance products made to customers. For the period ended December 31, 2003, Lincoln Bank received dividends of $17,000 from Family Financial.

     CLSC primarily engages in the purchase and development of tracts of undeveloped land. Because CLSC engages in activities that are not permissible for a national bank, OTS regulations prohibit Lincoln Bank from including its investment in CLSC in its calculation of regulatory capital. CLSC purchases undeveloped land, constructs improvements and infrastructure on the land, and then sells lots to builders, who construct homes for sale to home buyers. CLSC ordinarily receives payment when title is transferred.

     Portfolio is a Delaware corporation domiciled in Nevada. Portfolio holds and manages a significant portion of Lincoln Bank's investment portfolio. As of December 31, 2003, Portfolio had investments available for sale and interest-bearing deposits of $97.1 million, total assets of $97.7 million, and during the fiscal year ended December 31, 2003, had net income of $2.4 million.

Employees

     As of December 31, 2003, the Company employed 128 persons on a full-time basis and 18 on a part-time basis. None of the Company's employees are represented by a collective bargaining group and management considers employee relations to be good.

     Employee benefits for the Company's full-time employees include, among other things, an employee stock ownership plan, a Pentegra Group (formerly known as Financial Institutions Retirement Fund) defined benefit pension plan, which is a noncontributory, multiple-employer comprehensive pension plan (the"Pension Plan"), and hospitalization/major medical insurance, long-term disability insurance, life insurance, and participation in the Lincoln Bank 401(k) Plan, which is administered by Pentegra Group.

     The Company considers its employee benefits to be competitive with those offered by other financial institutions and major employers in its area. See "Executive Compensation and Related Transactions of Lincoln Bank."


                                  COMPETITION

     Lincoln Bank originates most of its loans to and accepts most of its deposits from residents of Hendricks, Montgomery, Clinton, Johnson and Morgan Counties, Indiana. Lincoln Bank is subject to competition from various financial institutions, including state and national banks, state and federal savings banks and associations, credit unions, and certain nonbanking consumer lenders that provide similar services in those counties with significantly larger resources than are available to Lincoln Bank. Lincoln Bank also competes with money market funds with respect to deposit accounts and with insurance companies with respect to individual retirement accounts.

     The primary factors influencing competition for deposits are interest rates, service and convenience of office locations. Lincoln Bank competes for loan originations primarily through the efficiency and quality of the services that it provides borrowers and through interest rates and loan fees charged. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that management cannot readily predict.


                                   REGULATION

General

     As a  federally  chartered,  SAIF-insured  savings  bank,  Lincoln  Bank is subject to extensive regulation by the OTS and the FDIC. For example, Lincoln Bank must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines Lincoln Bank's books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. A savings association must pay a semi-annual assessment to the OTS based upon a marginal assessment rate that decreases as the asset size of the savings association increases, and which includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution's size, condition, and the complexity of its operations. During 2003, Lincoln Bank's latest semi-annual assessment was $58,000.

     Lincoln Bank is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuances or retirements of Lincoln Bank's securities, and limitations upon other aspects of banking operations. In addition, Lincoln Bank's activities and operations are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation, antitrust laws and regulations protecting the confidentiality of consumer financial information.

Savings and Loan Holding Company Regulation

     The Holding Company is regulated as a "non-diversified savings and loan holding company" within the meaning of the Home Owners' Loan Act, as amended (the "HOLA"), and subject to regulatory oversight of the Director of the OTS. As such, the Holding Company is registered with the OTS and is thereby subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, Lincoln Bank is subject to certain restrictions in its dealings with the Holding Company and with other companies affiliated with the Holding Company.

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

     Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and Lincoln Bank were a bank. See "-Qualified Thrift Lender." At December 31, 2003, Lincoln Bank's asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

     If the Holding Company were to acquire control of another savings association other than through a merger or other business combination with Lincoln Bank, the Holding Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of the Holding Company and any of Lincoln Bank's subsidiaries (other than Lincoln Bank or other subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association, (iv) holding or managing properties used or occupied by a subsidiary savings association, (v) acting as trustee under deeds of trust, (vi) those activities in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987, or (vii) those activities authorized by the Federal Reserve Board (the "FRB") as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS before a multiple savings and loan holding company may engage in such activities.

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


Federal Home Loan Bank System

     Lincoln Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member financial institutions. At December 31, 2003, Lincoln Bank's investment in stock of the FHLB of Indianapolis was $9.3 million. For the fiscal year ended December 31, 2003, the FHLB of Indianapolis paid approximately $459,000 in dividends to Lincoln Bank.

     All 12 FHLB's are required to provide funds to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low- and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations could adversely affect the value of FHLB stock in the future. A reduction in the value of such stock may result in a corresponding reduction in Lincoln Bank's capital.

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


Insurance of Deposits

     Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks and the SAIF for savings associations such as Lincoln Bank and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund.

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

     In addition to the assessment for deposit insurance, savings institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation ("FICO"), which is a federally-chartered corporation that was organized to provide some of the financing to resolve the thrift crisis in the 1980s. During 1998, FICO payments for SAIF members approximated 6.10 basis points, while BIF members paid 1.22 basis points. By law, payments on FICO obligations have been shared equally between BIF members and SAIF members since January 1, 2000. Legislation is pending before Congress that would increase the deposit insurance assessments paid by all financial institutions, including Lincoln Bank.

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

Savings Association Regulatory Capital

     Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. The OTS requires a core capital level of 3% of total adjusted assets for savings associations that receive the highest rating for safety and soundness, and 4% to 5% for all other savings associations. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt, less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 2003, Lincoln Bank was in compliance with all capital requirements imposed by law.

     The OTS has revised its standards regarding the management of interest rate risk to include summary guidelines to assist savings associations in determining their exposures to interest rate risk. If an association is not in compliance with the capital requirements, the OTS is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers' compensation. In addition, the OTS and the FDIC generally are authorized to take enforcement actions against a savings association that fails to meet its capital requirements. These actions may include restricting the operating activities of the association, imposing a capital directive, cease and desist order, or civil money penalties, or imposing harsher measures such as appointing a receiver or conservator or forcing the association to merge into another institution.


Prompt Corrective Regulatory Action

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2003, Lincoln Bank was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

     The regulation exempts certain savings associations from filing either a notice or an application with the OTS before making any capital distribution and requires a savings association to file an application for approval of a proposed capital distribution with the OTS if the association is not eligible for expedited treatment under OTS's application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years (the "retained net income standard"). Based on Lincoln Bank's retained net income standard at December 31, 2003, Lincoln Bank would be required to file an application with the OTS before making any capital distributions. A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS or the FDIC.

     The regulation requires a savings association to file a notice of a proposed capital distribution in lieu of an application if the association or the proposed capital distribution do not meet the conditions described above, and: (1) the savings association will not be at least well capitalized (as defined under the OTS prompt corrective action regulations) following the capital distribution; (2) the capital distribution would reduce the amount of, or retire any part of the savings association's common or preferred stock, or retire any part of debt instruments such as notes or debentures included in the association's capital under the OTS capital regulation; or (3) the savings association is a subsidiary of a savings and loan holding company. Because Lincoln Bank is a subsidiary of a savings and loan holding company, this latter provision requires, at a minimum, that Lincoln Bank file a notice with the OTS 30 days before making any capital distributions to the Holding Company.

     In addition to these regulatory restrictions, Lincoln Bank's Plan of Conversion imposes additional limitations on the amount of capital distributions it may make to the Holding Company. The Plan of Conversion requires Lincoln Bank to establish and maintain a liquidation account for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders and prohibits Lincoln Bank from making capital distributions to the Holding Company if its net worth would be reduced below the amount required for the liquidation account.


Limitations on Rates Paid for Deposits

     Regulations promulgated by the FDIC pursuant to FedICIA place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in the institution's normal market area. Under these regulations, "well-capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of "well-capitalized," "adequately-capitalized" and "undercapitalized" will be the same as the definition adopted by the agencies to implement the corrective action provisions of FedICIA. Management does not believe that these regulations will have a materially adverse effect on Lincoln Bank's current operations.

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


Loans to One Borrower

     Under OTS regulations, Lincoln Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. Lincoln Bank has established an "in-house" lending limit of $3 million to a single or related group of borrowers, which is significantly lower than the regulatory lending limit described above. Any loan that exceeds this "in-house" lending limit up to the regulatory lending limit must first be approved by Lincoln Bank's board of directors. Lincoln Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its regulatory lending limits at December 31, 2003. Management does not believe that the loans-to-one-borrower limits will have a significant impact on Lincoln Bank's business operations or earnings.

Qualified Thrift Lender

     Savings associations must meet a QTL test that requires the association to maintain an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise to qualify as a QTL. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 2003, Lincoln Bank was in compliance with its QTL requirement, with approximately 71.0% of its assets invested in QTIs.

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

     The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test in Section 7701(a)(19) of the Code or the asset composition test of Section 7701(c) of the Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state-chartered associations or their holding companies in the state where the acquiring association or holding company is located. Moreover, Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana.

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

Transactions with Affiliates

     Lincoln Bank is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which limits credit transactions between a bank or savings association and its executive officers and its affiliates. These provisions also prescribe terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restrict the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.


Federal Securities Law

     The shares of Common Stock of the Holding Company have been registered with the SEC under the 1934 Act and, as a result, the Holding Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the SEC thereunder. After three years following Lincoln Bank's conversion to stock form, if the Holding Company has fewer than 300 shareholders, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

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


Fair Credit Reporting Act Amendment

     The Fair and Accurate Credit Transactions Act of 2003 (the "FACT Act") was signed into law by President Bush on December 4, 2003. The FACT Act amends the Fair Credit Reporting Act and makes permanent certain federal preemptions that form the basis for a national credit reporting system. The FACT Act is also intended to (i) address identity theft, (ii) increase access to credit information, (iii) enhance the accuracy of credit reporting, (iv) facilitate the opt-out by consumers from certain marketing solicitations, (v) protect medical information, and (vi) promote financial literacy. The statute will affect credit reporting agencies (commonly referred to as "credit bureaus"), financial institutions, other users of credit reports and those who furnish information to credit bureaus. The Bank does not anticipate that this legislation will have a significant adverse effect on its business.

Community Reinvestment Act Matters

     Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") be disclosed. The disclosure includes both a four-unit descriptive rating -- outstanding, satisfactory, needs to improve, and substantial noncompliance -- and a written evaluation of an institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the CRA and its record of lending to first-time home buyers. The OTS has designated Lincoln Bank's record of meeting community credit needs as satisfactory.


Predatory Lending

     The Federal Reserve Board issued a regulation that became effective on October 1, 2002 that is aimed at curbing "predatory lending." The term "predatory lending" encompasses a variety of practices, but the term generally is used to refer to abusive lending practices involving fraud, deception or unfairness. Predatory lending typically involves one or more of the following:
(i) making unaffordable loans based on the assets of the borrower rather than on the borrower's ability to repay an obligation ("asset-based lending"); (ii) inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced ("loan flipping"); or (iii) engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower. The Federal Reserve Board's new regulation, which amends Regulation Z, broadens the scope of loans subject to the protections of the Home Ownership and Equity Protection Act of 1994 ("HOEPA"). Among other things, the regulation brings within the scope of HOEPA first-lien mortgage loans with interest rates that are at least 8 percentage points above Treasury securities having a comparable maturity. In addition, the regulation requires that the cost of optional insurance and similar debt protection products paid by a borrower at closing be included in calculating the finance charge paid by the borrower. HOEPA coverage is triggered if such finance charges exceed 8 percent of the total loan. Finally, the regulation restricts creditors from engaging in repeated refinancings of their own HOEPA loans over a short time period when the transactions are not in the borrower's interest. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid. The Bank is unable at this time to determine the impact that these new regulations, or any similar state predatory lending regulations, may have on its financial condition or results of operation.


USA Patriot Act of 2001

     On October 26, 2001, President Bush signed the USA Patriot Act of 2001. The Patriot Act is intended is to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws. On April 30, 2003, the Treasury Department issued final regulations requiring institutions to incorporate into their written money laundering plans a board-approved customer identification program implementing reasonable procedures for: (i) verifying the identity of any person seeking to open an account, to the extent reasonable and practicable;
(ii) maintaining records of the information used to verify the person's identity; and (iii) determining whether the person appears on any list of known or suspected terrorists or terrorist organizations. The Bank does not anticipate that these requirements will materially affect its operations.

                                    TAXATION

Federal Taxation

     Historically, savings associations, such as Lincoln Bank, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, no savings association may use the percentage of taxable income method of computing its allowable bad debt deduction for tax purposes. Instead, all savings associations are required to compute their allowable deduction using the experience method. The pre-1988 reserve, for which no deferred taxes have been recorded, need not be recaptured into income unless (i) the savings association no longer qualifies as a bank under the Code, or (ii) the savings association pays out excess dividends or distributions. Although Lincoln Bank does have some reserves from before 1988, Lincoln Bank is not required to recapture these reserves.

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

     For federal income tax purposes, the Company has been reporting its income and expenses on the accrual method of accounting. The Company's federal income tax returns were audited in 2000 and no adjustments were made.

State Taxation

     The Company is subject to Indiana's Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "apportioned adjusted gross income." "Apportioned adjusted gross income," for purposes of FIT, begins with taxable income as defined by Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

     The Company's state income tax returns have not been audited in recent years.

Item 2.   Properties.

     The following table provides certain information with respect to Lincoln Bank's offices as of December 31, 2003:

                                                                                     Net Book
                                                                                     Value of
                                                                                     Property,       Approximate
Description                            Owned or       Year           Total          Furniture &         Square
and Address                             Leased       Opened         Deposits          Fixtures          Footage
------------------------------         --------      ------         --------        -----------      -----------
                                                             (Dollars in Thousands)

1121 East Main Street                   Owned         1970         $116,300            $1,461            9,925
Plainfield, IN 46168

134 South Washington Street             Owned         1962           50,655               386            9,340
Crawfordsville, IN 47933

1900 East Wabash Street                 Owned         1974           30,626               267            2,670
Frankfort, IN 46041

60 South Main  Street                   Owned         2000           32,072               779           11,750
Frankfort, IN 46041

975 East Main Street                    Owned         1981           38,457               568            2,890
Brownsburg, IN 46112

7648 East U.S. Highway 36               Owned         1999           23,716               869            2,800
Avon, IN  46123

590 S. State Road 67                    Leased        1999            8,259               187            1,500
Mooresville, IN 46158

648 Treybourne Drive                    Owned         2000           18,715               939            2,550
Greenwood, IN 46142

18 Providence Drive                     Owned         2002            3,084             1,173            2,800
Greenwood, IN  46143


     Lincoln Bank owns computer and data processing equipment which it uses for transaction processing, loan origination, and accounting. The net book value of Lincoln Bank's electronic data processing equipment was approximately $324,000 at December 31, 2003.

     Lincoln Bank currently operates ten automatic teller machines ("ATMs"), with one ATM located at its main office and each of its branch offices and one stand alone ATM. Lincoln Bank's ATMs participate in the Star(R) network.

     Lincoln Bank has also contracted for the data processing and reporting services of Aurum Technologies, located in Plano, Texas. The cost of these data processing services is approximately $65,000 per month.

     Lincoln Bank has contracted for items processing with DCM, Inc. The cost of these processing services is approximately $12,000 per month.

Item 3.  Legal Proceedings.

     Although the Holding Company and Lincoln Bank are involved, from time to time, in various legal proceedings in the normal course of business, there are no material legal proceedings to which they presently are a party or to which any of the Holding Company's or Lincoln Bank's property is subject.


Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Company's shareholders during the quarter ended December 31, 2003.


Item 4.5.  Executive Officers of the Registrant.

     The executive officers of the Holding Company are identified below. The executive officers are elected annually by the Holding Company's Board of Directors and the Bank's Board of Directors.

     T. Tim Unger (age 63) has been Chairman of the Board, President and Chief Executive Officer of the Holding Company since December 1998. Mr. Unger also serves as the President and Chief Executive Officer of the Bank since January 1996. Mr. Unger has served the banking industry since 1966.

     John M. Baer (age 55) has served as the Holding Company's Secretary and Treasurer since December 1998 and as Lincoln Bank's Senior Vice President, Chief Financial Officer, Secretary and Treasurer since June 1997. From October 1989 through June 1996 he served as Senior Vice President and Chief Financial Officer of Bank One, Merrillville, NA, in Merrillville, Indiana. Mr. Baer has served the banking industry since 1978.

     Paul S. Siebenmorgen (age 54) has served as the Holding Company's Vice President since January 2002 and as the Bank's Senior Vice President and Chief Lending Officer since May 2000. Prior to joining the Company, Mr. Siebenmorgen served as Executive Vice President of Lakeland Financial Corporation and Lake City Bank.

     Rebecca J. Morgan (age 53) has served as the Holding Company's Vice President since January 2002 and as the Bank's Senior Vice president and Retail Sales Manager since June 1999. Prior to joining the Company, Ms. Morgan was Senior Vice President and a Retail Sales Manager for First of America Bank.


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

     The information required by this item is contained in the material under the heading "Shareholder Information" on page 47 of the Holding Company's 2003 Shareholder Annual Report (the "Shareholder Annual Report"), which is incorporated herein by this reference.


Item 6.  Selected Financial Data.

     The information required by this item is contained in the material under the heading "Selected Consolidated Financial Data of Lincoln Bancorp and Subsidiary" on pages 3 and 4 of the Shareholder Annual Report, which is incorporated herein by this reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     The information required by this item is contained on pages 4 through 21 of the Shareholder Annual Report, which is incorporated herein by this reference.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

     The information required by this item is contained on pages 19 through 21 of the Shareholder Annual Report, which is incorporated herein by this reference.

Item 8.  Financial Statements and Supplementary Data.

     The Holding Company's Consolidated Financial Statements and Notes thereto contained on pages 23 through 45 in the Shareholder Annual Report are incorporated herein by reference. The Company's unaudited quarterly results of operations contained on page 19 in the Shareholder Annual Report are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.


Item 9A.  Controls and Procedures.

     Evaluation of disclosure controls and procedures. An evaluation was carried out under the supervision and with the participation of the Holding Company's management, including its Chief Executive Officer and Treasurer, of the effectiveness of the Holding Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fourth quarter of the 2003 fiscal year covered by this report. Based on their evaluation, the Holding Company's Chief Executive Officer and Treasurer have concluded that the Holding Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Holding Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     The Holding Company's management, including its Chief Executive Officer and Treasurer, also have concluded that during the Holding Company's fiscal quarter ended December 31, 2003, there have been no significant changes in the Holding Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Executive Officers and Directors

     Information concerning the Holding Company's executive officers is included in Item 4.5 in Part I of this Annual Report on Form 10-K, which is incorporated herein by reference.

     The Board of Directors currently consists of eight members. All of the directors except T. Tim Unger meet the standards for independence of Board members set forth in the Listing Standards for the National Association of Securities Dealers. The By-Laws provide that the Board of Directors is to be divided into three classes as nearly equal in number as possible. The members of each class are to be elected for a term of three years and until their successors are elected and qualified. One class of directors is to be elected annually. Directors must have their primary domicile in Clinton, Hendricks or Montgomery Counties, Indiana, must have had a loan or deposit relationship with the Bank for a continuous period of nine months prior to their nomination to the Board (or in the case of directors in office on September 10, 1998, prior to that date), and non-employee directors must have served as a member of a civic or community organization based in Clinton, Hendricks or Montgomery Counties, Indiana for at least a continuous period of 12 months during the five years prior to their nomination to the Board.

     The following table sets forth certain information regarding the directors of the Holding Company and the number and percent of shares of Common Stock beneficially owned by the directors on March 1, 2004. Unless otherwise indicated, each director has sole investment and/or voting power with respect to the shares shown as beneficially owned by him. No director is related to any other director or executive officer of the Holding Company by blood, marriage, or adoption. The table also sets forth the number of shares of Holding Company Common Stock beneficially owned by certain executive officers of the Holding Company, and by all directors and executive officers of the Holding Company as a group.

                                                                   Director       Common Stock
                              Expiration of    Director of the      of the        Beneficially
                                Term as            Holding           Bank          Owned as of         Percentage
Name                            Director        Company Since        Since        March 1, 2004        of Class(1)
-------------------------    -------------     ---------------    -----------   -----------------     -------------
Directors
W. Thomas Harmon                  2007              1998             1982           79,950 (2)              1.8%
Jerry R. Holifield                2007              1998             1992           52,020 (3)              1.2%
John C. Milholland                2007              1998             1988           74,293 (4)              1.7%
Lester N. Bergum, Jr.             2006              1998             1996           49,331 (5)              1.1%
Dennis W. Dawes                   2006              1999             1999           18,000 (6)               .4%
David E. Mansfield                2005              1998             1997           41,537 (7)               .9%
T. Tim Unger                      2005              1998             1996          262,598 (8)              5.8%
John L. Wyatt                     2005              1998             1992           57,587 (9)              1.3%

Executive Officers
John M. Baer
   Secretary, Treasurer
   and Chief Financial Officer                                                     107,772 (10)             2.4%
Paul S. Siebenmorgen                                                                33,516 (11)              .8%
   Vice President
Rebecca J. Morgan                                                                   29,074 (12)              .7%
   Vice President

All directors and
executive officers
as a group (11 persons)                                                            805,678 (13)            16.9%
---------------------------

(1) Based upon information furnished by the respective directors. Under applicable regulations, shares are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares the power to vote or dispose of the shares, whether or not he or she has any economic power with respect to the shares. Includes shares beneficially owned by members of the immediate families of the directors residing in their homes.
(2) Includes 2,103 shares held under the Lincoln Bank Recognition and Retention Plan (the "RRP") and options for 21,024 shares granted under the Lincoln Bank Stock Option Plan (the "Option Plan"). Does not include options for 5,260 shares granted under the Option Plan which are not exercisable within 60 days of March 1, 2004.
(3) Includes 15,000 shares held jointly by Mr. Holifield and his spouse, 2,103 shares held under the RRP, and options for 21,024 shares granted under the Option Plan. Does not include options for 5,260 shares granted under the Option Plan which are not exercisable within 60 days of March 1, 2004.
(4) Includes 4,204 shares held jointly by Mr. Milholland and his spouse, 2,103 shares held under the RRP, and options for 21,024 shares granted under the Option Plan. Does not include options for 5,260 shares granted under the Option Plan which are not exercisable within 60 days of March 1, 2004.
(5) Includes 13,814 shares held jointly by Mr. Bergum and his spouse, 2,103 shares held under the RRP, and options for 21,024 shares granted under the Option Plan. Does not include options for 5,260 shares granted to Mr. Bergum under the Option Plan which are not exercisable within 60 days of March 1, 2004.
(6) Includes options for 12,000 shares granted under the Option Plan and 4,000 shares held under the RRP. Does not include options for 3,000 shares granted to Mr. Dawes under the Option Plan which are not exercisable within 60 days of March 1, 2004.
(7) Includes 18,410 shares held jointly by Mr. Mansfield and his spouse, 2,103 shares held under the RRP and options for 21,024 shares granted under the Option Plan. Does not include options for 5,260 shares granted under the Option Plan which are not exercisable within 60 days of March 1, 2004.
(8) Includes 44,859 shares held jointly by Mr. Unger and his spouse, 11,215 shares held under the RRP, options for 140,184 shares granted under the Option Plan, and 13,840 shares allocated to Mr. Unger's account under the ESOP as of December 31, 2003. Does not include options for 35,047 shares granted under the Option Plan which are not exercisable within 60 days of March 1, 2004.
(9) Includes 21,474 shares held jointly by Mr. Wyatt with his spouse, 2,103 shares held under the RRP, and options for 20,624 shares granted under the Option Plan. Does not include options for 5,260 shares granted under the Option Plan which are not exercisable within 60 days of March 1, 2004.
(10) Includes 15,891 shares held jointly by Mr. Baer and his spouse, 7,009 shares held under the RRP, options for 40,000 shares granted under the Option Plan, and 11,472 shares allocated to Mr. Baer's account under the ESOP as of December 31, 2003. Does not include 20,092 shares granted under the Option Plan which are not exercisable within 60 days of March 1, 2004.
(11) Includes 1,870 shares held jointly by Mr. Siebenmorgen and his spouse, 6,000 shares held under the RRP, options for 12,000 shares granted under the Option Plan, and 4,646 shares allocated to Mr. Siebenmorgen's account under the ESOP as of December 31, 2003. Does not include options for 8,000 shares granted under the Option Plan which are not exercisable within 60 days of March 1, 2004.
(12) Includes 6,870 shares held jointly by Mrs. Morgan and her spouse, 2,600 shares held under the RRP, options for 12,800 shares granted under the Option Plan, and 6,804 shares allocated to Mrs. Morgan's account under the ESOP as of December 31, 2003. Does not include options for 3,200 shares granted under the Option Plan which are not exercisable within 60 days of March 1, 2004.
(13) Includes 43,442 shares held under the RRP, options for 342,728 shares granted under the Option Plan, and 36,762 shares allocated to the accounts of such persons under the ESOP as of December 31, 2003. Does not include options for 100,899 shares granted under the Option Plan which are not exercisable within 60 days of March 1, 2004.

     Presented below is certain information concerning the directors:

     Lester N. Bergum, Jr. (age 55) is an attorney and partner with the firm of Robison, Robison Bergum & Johnson in Frankfort, Indiana, where he has practiced since 1974. He has also served since 1989 as president of Title Insurance Services, Inc., a title agency located in Frankfort, Indiana.

     Dennis W. Dawes (age 58) has served as President and Treasurer of Hendricks Regional Health, President of Hendricks Regional Health Foundation, and Vice Chairman of Suburban Health Organization in Danville, Indiana, since 1974.

     W. Thomas Harmon (age 64) has served as the co-owner, Vice President, Treasurer and Secretary of Crawfordsville Town & Country Homecenter, Inc. in Crawfordsville, Indiana, since 1978. Mr. Harmon is also a co-owner and officer of RGW, Inc., in Crawfordsville, a company that develops real estate subdivisions and manages apartment rental properties, a position he has held since 1965.

     Jerry Holifield (age 62) became Chairman of the Board of the Bank in December, 1999 and has been the School Superintendent of the Plainfield Community School Corporation since 1991.

     David E. Mansfield (age 61) has served as Vice President of Excel Group in Greenwood, Indiana (sales and servicing of petroleum equipment) since 2003; theretofore he served as an Administrative Supervisor for Marathon Oil Company since 1973.

     John C. Milholland (age 67) is a retired school administrator and real estate broker. He served as Principal of Frankfort Senior High School in Frankfort, Indiana from 1989 until 2001.

     T. Tim Unger (age 63) has been President, Chief Executive Officer and Chairman of the Board of the Holding Company since 1998, and President and Chief Executive Officer of the Bank since January, 1996. Previously, Mr. Unger served as President and Chief Executive Officer of Summit Bank of Clinton County from 1989 through 1995.

     John L. Wyatt, CLU (age 67) is a Senior Agent for Northwestern Mutual Financial Network where he has been employed since 1960.

     The Bank also has a director emeritus program pursuant to which our former directors may continue to serve as advisors to the Board of Directors upon their retirement or resignation from the Board. Currently, Fred W. Carter, Edward E. Whalen and Wayne E. Kessler serve as directors emeritus of the Bank.

The Board of Directors and its Committees

     During the fiscal year ended December 31, 2003, the Board of Directors of the Holding Company met or acted by written consent 14 times. No director attended fewer than 75% of the aggregate total number of meetings during the last fiscal year of the Board of Directors of the Holding Company held while he served as director and of meetings of committees which he served during that fiscal year. The Board of Directors of the Holding Company has an Audit/Compliance Committee, a Compensation Committee, a Stock Compensation Committee and an Executive/Governance/Nominating Committee, among its other Board Committees. All committee members are appointed by the Board of Directors.

     The Audit/Compliance Committee, the members of which are W. Thomas Harmon, Dennis W. Dawes, David E. Mansfield and Jerry R. Holifield, recommends the appointment of the Holding Company's independent accountants, and meets with them to outline the scope and review the results of such audit. It also approves internal audit reports, compliance reviews and training schedules. The Audit/Compliance Committee met five times during the fiscal year ended December 31, 2003.

     The Stock Compensation Committee administers the Option Plan and the RRP. The Stock Compensation Committee met or acted by written consent one time during fiscal 2003. The Holding Company's Compensation Committee establishes compensation for the Holding Company's executive officers. It met one time at the Bank level during fiscal 2003. It was established at the Holding Company level in 2004. The members of these Committees are Messrs. Harmon, Holifield, Mansfield and Milholland. All of these Committee members met the standards for independence for compensation committee members set forth in the Listing Standards of the National Association of Securities Dealers.

     The Executive/Governance/Nominating Committee selects the individuals who will run for election to the Holding Company's Board of Directors each year. Its members for this year's nominations were Dennis W. Dawes, Lester N. Bergum, Jr., and John L. Wyatt. It met twice during 2003. All of these members meet the standards for independence for nominating committee members set forth in the Listing Standards of the National Association of Securities Dealers. The Executive/Governance/ Nominating Committee does not have a separate charter but it has Duties and Responsibilities that are available at www.lincolnbank.biz.

     Although the Nominating Committee will consider nominees recommended by shareholders, it has not actively solicited recommendations for nominees from shareholders nor has it established procedures for this purpose, as it will address nomination on a case by case basis. When considering a potential candidate for membership on the Holding Company's Board of Directors, the Executive/Governance/Nominating Committee considers skills in writing and finance, business judgment, management skills, crisis response abilities, industry knowledge, leadership and strategy/vision. The Executive/Governance/Nominating Committee will also consider the qualification requirements for Directors in the Holding Company's By-laws. The Executive/Governance/Nominating Committee does not have specific minimum qualifications that must be met by an Executive/Governance/Nominating Committee-recommended candidate other than those prescribed by the By-laws and it has no specific process for identifying such candidates. There are no differences in the manner in which the Executive/Governance/Nominating Committee evaluates a candidate that is recommended for nomination for membership on the Holding Company's Board of Directors by a shareholder. The Executive/Governance/Nominating Committee has not received any recommendations from any of the Holding Company's shareholders in connection with the Annual Meeting.

     Article III, Section 12 of the Holding Company's By-Laws provides that shareholders entitled to vote for the election of directors may name nominees for election to the Board of Directors but there are certain requirements that must be satisfied in order to do so. Among other things, written notice of a proposed nomination must be received by the Secretary of the Holding Company not less than 120 days prior to the Annual Meeting; provided, however, that in the event that less than 130 days' notice or public disclosure of the date of the meeting is given or made to shareholders (which notice or public disclosure includes the date of the Annual Meeting specified in the Holding Company's By-Laws if the Annual Meeting is held on such date), notice must be received not later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made.

     The Holding Company has adopted a policy for its shareholders to send written communications to the Holding Company's directors. Under this policy, shareholders may send written communications in a letter by first-class mail addressed to any director at the Holding Company's main office. The Holding Company has also adopted a policy that strongly encourages its directors to attend each Annual Meeting of shareholders. All of the Holding Company's directors attended the Annual Meeting of shareholders on April 22, 2003.


     Audit/Compliance Committee Report, Charter, and Independence

     Audit/Compliance Committee Report. The Audit/Compliance Committee reports as follows with respect to the audit of the Holding Company's financial statements for the fiscal year ended December 31, 2003, included in the Holding Company's Shareholder Annual Report ("2003 Audited Financial Statements"):

          The Committee has reviewed and discussed the Holding Company's 2003 Audited Financial Statements with the Holding Company's management.

          The Committee has discussed with its independent auditors, BKD, LLP, the matters required to be discussed by Statement on Auditing Standards 61, which include, among other items, matters related to the conduct of the audit of the Holding Company's financial statements.

          The Committee has received written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1 (which relates to the auditor's independence from the Holding Company and its related entities) and has discussed with the auditors the auditors' independence from the Holding Company. The Committee considered whether the provision of services by its independent auditors, other than audit services including reviews of Forms 10-Q, is compatible with maintaining the auditors' independence.

          Based on review and discussions of the Holding Company's 2003 Audited Financial Statements with management and with the independent auditors, the Audit/Compliance Committee recommended to the Board of Directors that the Holding Company's 2003 Audited Financial Statements be included in the
     Holding Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

          This  Report  is  respectfully   submitted  by  the   Audit/Compliance
     Committee of the Holding Company's Board of Directors.

                       Audit/Compliance Committee Members
                       ----------------------------------
                                W. Thomas Harmon
                                 Dennis W. Dawes
                               David E. Mansfield
                               Jerry R. Holifield

     Audit/Compliance Committee Charter. The Board of Directors has adopted a written charter for the Audit/Compliance Committee. The Board of Directors reviews and approves changes to the Audit/Compliance Committee Charter annually. A copy of that Charter is attached hereto as Exhibit A.

     Independence of Audit/Compliance Committee Members. The Holding Company's Audit/Compliance Committee is comprised of Messrs. Harmon, Dawes, Mansfield and Holifield. Each of these members meets the requirements for independence set forth in the Listing Standards of the National Association of Securities Dealers. The Holding Company does not have a director on its Audit Committee who is a "financial expert" as that term is defined in Item 401(h)(2) of Regulation S-K promulgated under the Securities Exchange Act of 1934. The Holding Company's Board of Directors has selected directors to serve on the Audit Committee based on the Board's determination that they are fully qualified to supervise the Holding Company's independent auditors, to monitor the Holding Company's internal accounting operations, and to take steps resulting in financial disclosures that fairly present the Holding Company's financial condition and results of operations.

     Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires that the Holding Company's officers and directors and persons who own more than 10% of the Holding Company's Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Holding Company with copies of all Section 16(a) forms that they file.

     Based solely on its review of the copies of such forms received by it, and/or written representations from certain reporting persons that no Forms 5 were required for those persons, the Holding Company believes that during the fiscal year ended December 31, 2003, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners with respect to
Section 16(a) of the 1934 Act were satisfied in a timely manner.


     Code of Ethics

     The Holding Company has adopted a Code of Ethics that applies to all employees, including the principal executive, financial and accounting officers and to all directors. A copy of the Code of Ethics is attached to this Annual Report on Form10-K as Exhibit 14.

Item 11. Executive Compensation.

     Management  Remuneration  and Related  Transactions

          Remuneration of Named Executive Officers

     During the fiscal year ended December 31, 2003, no cash compensation was paid directly by the Holding Company to any of its executive officers. Each of such officers was compensated by the Bank.

     The following tables set forth information as to annual, long term and other compensation for services in all capacities to the President and Chief Executive Officer of the Holding Company, the Chief Financial Officer, Secretary/Treasurer and Vice Presidents for the last three fiscal years or the fiscal years during which they served as executive officers (the "Named Executive Officers"). There were no other executive officers of the Holding Company who earned over $100,000 in salary and bonuses during the fiscal year ended December 31, 2003.

                                        Summary Compensation Table

                                                              Annual Compensation

                                                                                Long Term Compensation
                                         Annual Compensation                            Awards
                                  --------------------------------------   ---------------------------------------
                                                             Other                                      All
                                                             Annual         Restricted   Securities     Other
Name and                Fiscal                               Compen-          Stock      Underlying    Compen-
Principal Position       Year     Salary ($)(1)  Bonus ($)  sation($)(2)     Awards($)   Options(#)   sation($)(3)
----------------------  -------   -------------  ---------  ------------    ----------   ----------   ------------
T. Tim Unger,            2003       $205,000      $10,250        --               --           --        $8,670
   President and Chief   2002       $194,000      $38,800        --               --           --        $8,189
   Executive Officer     2001       $185,000      $37,000        --               --           --        $8,010
John M. Baer, Chief      2003       $124,441      $ 4,148        --               --           --        $3,717
   Financial Officer,    2002       $119,655      $17,948        --               --           --        $3,576
   Secretary and         2001       $115,609      $17,341        --               --           --        $3,456
   Treasurer
Rebecca J. Morgan        2003       $ 99,038      $ 3,301        --               --           --        $2,843
   Vice President        2002       $ 95,000      $14,250        --               --           --        $2,596
Paul S. Siebenmorgen     2003       $121,095      $ 4,037        --               --           --        $3,617
   Vice President        2002       $117,000      $17,550        --               --           --        $3,496

------------------
(1) Mr. Unger does not receive any directors fees. Includes amounts deferred pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code") under the Bank's 401(k) Plan.
(2) The Named Executive Officers received certain perquisites, but the incremental cost of providing such perquisites did not exceed the lesser of $50,000 or 10% of their salary and bonus.
(3) All Other Compensation includes the Bank's matching contributions under its 401(k) Plan and, in Mr. Unger's case, insurance premiums paid by the Bank for a policy on his life with his wife as beneficiary.


     The following table includes the number of shares covered by exercisable and unexercisable stock options held by the Named Executive Officers as of December 31, 2003. Also reported are the values for "in-the-money" options
(options whose exercise price is lower than the market value of the shares at fiscal year end) which represent the spread between the exercise price of any such existing stock options and the fiscal year-end market price of the stock.

                               Outstanding Stock Option Grants and Value Realized as of 12/31/03

                                               Number of                           Value of Unexercised
                                         Securities Underlying                         In-the-Money
                                          Unexercised Options                           Options at
                                         at Fiscal Year End (#)                   Fiscal Year End ($) (1)
                                ----------------------------------------  ---------------------------------------
Name                              Exercisable       Unexercisable(2)        Exercisable       Unexercisable(2)
----                              -----------       ----------------        -----------       ----------------
T. Tim Unger                        140,184               35,047             $1,044,371             $261,100
John M. Baer                         40,000               20,092             $  298,000             $149,685
Rebecca J. Morgan                    12,800                3,200             $   95,360             $ 23,840
Paul S. Siebenmorgen                 12,000                8,000             $   82,650             $ 55,100

------------------------------
(1) Amounts reflecting gains on outstanding options are based on the closing price per share for the shares on December 30, 2003, which was $19.95 per share.
(2) The shares represented could not be acquired by the Named Executive Officers as of December 31, 2003.

     No stock options were granted to or exercised by the Named Executive Officers during fiscal 2003.

     Employment Contract

     The Bank entered into a three-year employment contract with Mr. Unger and a two-year contract with Mr. Baer, Mrs. Morgan, and Mr. Siebenmorgen (the "Executives"). The contracts extend annually for an additional one-year term to maintain their three- or two-year terms if the Bank's Board of Directors determines to so extend them, unless notice not to extend is properly given by either party to the contract. The Executives receive their current salary under the contract with the Bank, subject to increases approved by the Board of Directors. The contracts also provide, among other things, for participation in other fringe benefits and benefit plans available to the Bank's employees. The Executives may terminate their employment upon 60 days' written notice to the Bank. The Bank may discharge the Executives for cause (as defined in the contract) at any time or in certain specified events. If the Bank terminates an Executive's employment for other than cause or if an Executive terminates his own employment for cause (as defined in the contract), the Executive will receive his base compensation under the contract for an additional three years if the termination follows a change of control in the Holding Company, and for the balance of the contract if the termination does not follow a change in control. In addition, during such period, the Executive will continue to participate in the Bank's group insurance plans and retirement plans, or receive comparable benefits. Moreover, within a period of three months after such termination following a change of control, the Executive will have the right to cause the Bank to purchase any stock options he holds for a price equal to the fair market value (as defined in the contract) of the shares subject to such options minus their option price. If the payments provided for in the contract, together with any other payments made to the Executive by the Bank, are deemed to be payments in violation of the "golden parachute" rules of the Code, such payments will be reduced to the largest amount which would not cause the Bank to lose a tax deduction for such payments under those rules. As of the date hereof, the cash compensation which would be paid under the contract to each Executive if the contract were terminated after a change of control of the Holding Company, without cause by the Bank or for cause by the Executive, would be $639,000 for Mr. Unger, $386,400 for Mr. Baer, $315,000 for Mrs. Morgan, and $376,005 for Mr. Siebenmorgen. For purposes of these employment contracts, a change of control of the Holding Company is generally an acquisition of control, as defined in regulations issued under the Change in Bank Control Act and the Savings and Loan Holding Company Act.

     The employment contracts protect the Bank's confidential business information and protect the Bank from competition by the Executives should they voluntarily terminate their employment without cause or be terminated by the Bank for cause.


     Compensation of Directors

     Non-employee directors of the Holding Company receive director fees of $3,520 per year. The Bank pays its non-employee directors an annual retainer of $12,300 plus $480 for each regular meeting attended and $240 for each committee meeting attended, with a maximum of $2,580 in annual committee fees. The Bank's directors emeritus receive a $1,000 annual retainer. Total fees paid to directors and directors emeritus for the year ended December 31, 2003 were $166,240.

     The Bank's directors and directors emeritus may, pursuant to a deferred compensation agreement, defer payment of some or all of their directors fees, bonuses or other compensation into a retirement account. Under this agreement, deferred directors fees are to be distributed either in a lump-sum payment or in equal annual or monthly installments over any period of from five to ten years. The lump sum or first installment is payable to the director, at the director's discretion, on the first day of the calendar year immediately following the year in which he ceases to be a director, or in the year in which the director attains that age specified by the retirement income test of the Social Security Act. Any additional installments will be paid on the first day of each succeeding year thereafter. At present, the following directors participate in the deferred compensation plan: Lester N. Bergum, Jr., W. Thomas Harmon and John
C. Milholland.

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

     The Pension Plan provides for monthly or lump sum retirement benefits determined as a percentage of the employee's average salary times his years of service. Salary includes base annual salary as of each January 1, exclusive of overtime, bonuses, fees and other special payments. Early retirement, disability, and death benefits are also payable under the Pension Plan, depending upon the participant's age and years of service. The Bank recorded expenses totaling $260,996 for the Pension Plan during the fiscal year ended December 31, 2003.

     The estimated base annual retirement benefits presented on a straight-line basis payable at normal retirement age (65) under the Pension Plan to persons in specified salary and years of service classifications are as follows (benefits noted in the table are not subject to any offset).

      Career                                          Years of Service
      Average        -------------------------------------------------------------------------------------------
   Compensation           15           20           25           30            35           40           45
  --------------     ------------ ------------ ------------ ------------  ------------ ------------ ------------
      $120,000          27,000        36,000       45,000       54,000       63,000       72,000       81,000
       140,000          31,500        42,000       52,500       63,000       73,500       84,000       94,500
       160,000          36,000        48,000       60,000       72,000       84,000       96,000      108,000
       180,000          40,500        54,000       67,500       81,000       94,500      108,000      121,500
       200,000          45,000        60,000       75,000       90,000      105,000      120,000      135,000
       220,000          49,500        66,000       82,500       99,000      115,500      132,000      148,500
       240,000          54,000        72,000       90,000      108,000      126,000      144,000      162,000


     Benefits are currently subject to maximum Code limitations of $160,000 per year. The years of service credited under the Pension Plan as of December 31, 2003, to the Named Executive Officers are as follows:

       Name of Executive Officer                       Years of Service
       -------------------------                       ----------------
             T. Tim Unger                                      8
             John M. Baer                                      7
           Rebecca J. Morgan                                   5
          Paul S. Siebenmorgen                                 4

     Joint Report of the Compensation Committee and the Stock Compensation Committee

     The Compensation Committee of the Bank's Board of Directors was comprised during fiscal 2003 of Messrs. Harmon, Holifield, Mansfield and Milholland. During fiscal 2004 this Compensation Committee was established at the Holding Company level. The Committee reviews payroll costs, establishes policies and objectives relating to compensation, and approves the salaries of all employees, including executive officers. All decisions by the Compensation Committee relating to salaries of the Holding Company's executive officers are approved by the full Board of Directors of the Bank. In fiscal 2003, there were no modifications to Compensation Committee actions and recommendations made by the full Board of Directors. In approving the salaries of executive officers, the Committee has access to and reviews compensation data for comparable financial institutions in the Midwest. Moreover, from time to time the Compensation
Committee reviews information provided to it by independent compensation consultants in making its decisions.

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

     Mr. Unger was the Holding Company's Chief Executive Officer throughout fiscal 2003. Mr. Unger received a base salary of $194,000 in 2002 and $205,000 in 2003.

     Annual Incentive Bonuses. Under the Holding Company's Annual Incentive Plan, all qualifying employees of the Holding Company receive a cash bonus for any fiscal year in which the Holding Company achieves certain goals, as established by the Board of Directors, in the areas of growth, profit, quality and productivity as they relate to earnings per share and return on equity. Individual bonuses are equal to a percentage of the employee's base salary, which percentage varies with the extent to which the Holding Company exceeds these goals for the fiscal year.

     The Holding Company believes that this program provides an excellent link between the value created for shareholders and the incentives paid to executives, since executives may not receive bonuses unless the above-mentioned goals are achieved and since the level of those bonuses will increase with greater achievement of those goals.

     Mr. Unger's bonus for fiscal 2003 was $10,250 compared to $38,800 for fiscal 2002.

     Stock Options. The Option Plan is intended to align executive and shareholder long-term interests by creating a strong and direct link between executive pay and shareholder return, and enabling executives to acquire a significant ownership position in the Holding Company's Common Stock. Stock options are granted at the prevailing market price and will only have a value to the executives if the stock price increases. The Stock Compensation Committee has determined and will determine the number of option grants to make to executive officers based on the practices of comparable financial institutions as well as the executive's level of responsibility and contributions to the Holding Company.

     RRP. The RRP is intended to provide directors and officers with an ownership interest in the Holding Company in a manner designed to encourage them to continue their service with the Holding Company. In fiscal 1999, the Bank contributed funds to the RRP to enable the RRP to acquire 280,370 shares of Common Stock. Of these shares, 245,124 have been awarded to the Holding Company's directors and officers, and vest gradually over a five-year period at a rate of 20% of the shares awarded at the end of each 12-month period of service by the director or officer with the Holding Company. In fiscal 1999, Mr. Unger received an award of 56,074 shares, 44,859 of which have vested as of the date hereof. This gradual vesting of a director's or officer's interest in the shares awarded under the RRP is intended to create a long-term incentive for the director or officer to continue his service with the Holding Company.

     Finally, the Committee notes that Section 162(m) of the Code, in certain circumstances, limits to $1 million the deductibility of compensation, including stock-based compensation, paid to top executives by public companies. None of the compensation paid to the executive officers named in the compensation table on page seven for fiscal 2003 exceeded the threshold for deductibility under section 162(m).

     The Compensation Committee and the Stock Compensation Committee believe that linking executive compensation to corporate performance results in a better alignment of compensation with corporate goals and the interests of the Holding Company's shareholders. As performance goals are met or exceeded, most probably resulting in increased value to shareholders, executives are rewarded commensurately. The Committee believes that compensation levels during fiscal 2003 for executives and for the chief executive officer adequately reflect the Holding Company's compensation goals and policies.

      Compensation Committee Members       Stock Compensation Committee Members
      ------------------------------       ------------------------------------
              W. Thomas Harmon                        W. Thomas Harmon
             Jerry R. Holifield                      Jerry R. Holifield
             David E. Mansfield                      David E. Mansfield
             John C. Milholland                      John C. Milholland

     Performance Graph

     The following graph shows the performance of the Holding Company's Common Stock since December 31, 1998, in comparison to the NASDAQ Combined Bank Index, KBW Bank Index and the SNL Thrift Index.


(chart omitted)
                            Relative Return* Analysis
                                    1999-2003

                                                          Nasdaq
                                                         Combined      SNL
                                                            Bank      Thrift
                                      LNCB        BKX      Index      Index
                                     ------     -------  ---------    ------
   12/31/98                           100%        100%      100%      100%
   03/31/99                            96%        105%       95%      100%
   06/30/99                           114%        112%      102%       99%
   09/30/99                           109%         94%       92%       86%
   12/31/99                            97%         97%       93%       80%
   03/31/00                            91%        100%       84%       77%
   06/30/00                            92%         92%       83%       80%
   09/30/00                           110%        112%       99%      102%
   12/31/00                           118%        114%      108%      124%
   03/31/01                           122%        108%      105%      125%
   06/30/01                           130%        115%      117%      137%
   09/30/01                           142%        100%      115%      135%
   12/31/01                           164%        109%      119%      130%
   03/31/02                           160%        114%      130%      143%
   06/30/02                           159%        106%      134%      159%
   09/30/02                           172%         89%      123%      139%
   12/31/02                           153%         96%      125%      152%
   03/31/03                           156%         91%      122%      155%
   06/30/03                           167%        110%      138%      179%
   09/30/03                           177%        113%      146%      189%
   12/31/03                           183%        126%      164%      210%


*    $100  invested  on  12/31/98 in Stock or Index
     Including  Reinvestment  of Dividends
     Fiscal Year Ending December 31

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Equity Compensation Plan Information

     The following table provides information, as of December 31, 2003, regarding the securities authorized for issuance under the Company's equity compensation plans.

                                                                                          Number of securities
                                     Number of                                           remaining available for
                                 securities to be            Weighted-average             future issuance under
                               issued upon exercise          exercise price of          equity compensation plans
                              of outstanding options,      outstanding options,           (excluding securities
                                warrants and rights         warrants and rights         reflected in column (a))
Plan Category                           (a)                        (b)                             (c)
-------------------------     -----------------------      --------------------         --------------------------
Equity compensation
    plans approved by
    security holders                 545,695 (1)                  $12.55                        114,330
                                      60,554 (2)                                                 35,246
Equity compensation
    plans not approved
    by security holders                   --                          --                             --
                                     -------                      -------                       -------
       Total                         606,249                      $12.55 (3)                    149,576
                                     =======                      ======                        =======

-----------------------
(1)  The Lincoln Bancorp Stock Option Plan.
(2) The Lincoln Bancorp Recognition and Retention Plan and Trust ("RRP"). Column (a) includes 60,554 shares granted to management that have not yet vested.
(3) The total in column (b) includes only the weighted-average price of stock options, as the restricted shares awarded under the RRP have no exercise price.


     Voting Securities and Principal Holders Thereof

     On March 1, 2004, there were 4,411,991 shares of the Common Stock issued and outstanding, and the Holding Company had no other class of equity securities outstanding. The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of March 1, 2004, by each person who is known by the Holding Company to own beneficially 5% or more of the Common Stock. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares.

                                       Number of Shares
Name and Address                       of Common Stock               Percent
of Beneficial Owner(1)                Beneficially Owned             of Class
----------------------                ------------------             --------
HomeFederal Bank, as Trustee
501 Washington Street
Columbus, Indiana 47201                      553,833 (2)               12.5%

T. Tim Unger
P.O. Box 510
1121 East Main Street
Plainfield, Indiana  46168                   262,598 (3)               5.8%
---------------------------
(1) The information in this chart is based on Schedule 13G Reports filed by the above-listed person with the Securities and Exchange Commission (the "SEC") containing information concerning shares held by it. It does not reflect any changes in those shareholdings which may have occurred since the date of such filings.
(2) These shares are held by the Trustee of the Lincoln Bancorp Employee Stock Ownership Plan and Trust (the "ESOP"). The Employees participating in that Plan are entitled to instruct the Trustee how to vote shares held in their accounts under the Plan. Unallocated shares held in a suspense account under the Plan are required under the Plan terms to be voted by the Trustee in the same proportion as allocated shares are voted.
(3) Includes 44,859 shares held jointly by Mr. Unger and his spouse, 11,215 shares held under the Lincoln Bank Recognition and Retention Plan and Trust (the "RRP"), options for 140,184 shares granted under the Lincoln Bancorp Stock Option Plan (the "Option Plan"), and 13,840 shares allocated to Mr. Unger's account under the ESOP as of December 31, 2003. Does not include options for 35,047 shares granted under the Option Plan which are not exercisable within 60 days of March 1, 2004.


     Information on the security ownership of management is incorporated herein by reference to Item 10 above.


Item 13. Certain Relationships and Related Transactions.

     Transactions With Certain Related Persons

     The Bank follows a policy of offering to its directors, officers, and employees real estate mortgage loans secured by their principal residence as well as other loans. Current law authorizes the Bank to make loans or extensions of credit to its executive officers, directors, and principal shareholders on the same terms that are available with respect to loans made to all of its employees. At present, the Bank offers loans to its executive officers, directors, principal shareholders and employees with an interest rate that is ..5% lower than the rate generally available to the public, but otherwise with substantially the same terms as those prevailing for comparable transactions, except that in order to receive the .5% discount, monthly payments must be automatically deducted from the employee's checking account. All loans to directors and executive officers must be approved in advance by a majority of the disinterested members of the Board of Directors. Loans to directors, executive officers and their associates totaled approximately $1,372,000, or 1.7% of equity capital at December 31, 2003.

     The law firm Robison Robison Bergum & Johnson, based in Frankfort, Indiana, of which Lester N. Bergum, Jr., a director of the Holding Company is a partner, serves as counsel to the Bank in connection with loan foreclosures, title searches, collection services, and related matters in Frankfort, Clinton County, Indiana. The Bank expects to continue using the services of the law firm for such matters in the current fiscal year.

Item 14. Principal Accountant Fees and Servicer.

     BKD, LLP has served as auditors for the Bank since November 30, 1975, and for the Holding Company since its formation in 1998. The Holding Company believes that a representative of BKD, LLP will be present at the Annual Meeting with the opportunity to make a statement if he or she so desires. He or she will also be available to respond to any appropriate questions shareholders may have. The Board of Directors of the Holding Company has selected BKD, LLP to audit its books, records and accounts for the fiscal year ended December 31, 2004.


     Accountant's Fees

     Audit Fees. The firm of BKD, LLP ("BKD") served as our independent public accountants for each of our last two fiscal years ended December 31, 2002 and 2003. The aggregate fees billed by BKD for the audit of our financial statements included in our annual report on Form 10-K and for the review of our financial statements included in our quarterly reports on Form 10-Q for our fiscal years ended December 31, 2002 and 2003, were $83,726 and $68,087, respectively.

     Audit-Related   Fees.   BKD  did  not  perform  any   assurance   or  other
audit-related  services for us for 2003 or 2002.

     Tax Fees. The aggregate fees billed in each of fiscal 2002 and 2003 for professional services rendered by BKD for tax compliance, tax advice or tax planning were $60,700 and $12,625, respectively.

     All Other Fees. Fees billed in fiscal 2002 or 2003 for professional services rendered by BKD, except as disclosed above, were $33,571 and $34,125, respectively.

     Board of Directors Pre-Approval. Our Board of Directors/Audit Committee formally adopted resolutions pre-approving our engagement of BKD to act as our independent auditor for the last two fiscal years ended December 31, 2003. The Audit Committee has not adopted pre-approval policies and procedures in accordance with paragraph (c) (7) (I) of Rule 2-01 of Regulation S-X, because it anticipates that in the future the engagement of BKD will be made by the Audit Committee and all non-audit and audit services to be rendered by BKD will be pre-approved by the Audit Committee. Our independent auditors performed all work described above with their respective full-time, permanent employees.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

          (1)  Financial Statements:

          (2)  Financial Statement Schedules:

          (3)  Exhibits:

               The  exhibits  listed in the  Exhibit  Index  are  filed  with or incorporated herein by reference.

               Independent Accountants' Report..................................           See Shareholder Annual Report
                                                                                                Page 22

               Consolidated Balance Sheets at December 31, 2003
                        and 2002................................................           See Shareholder Annual Report
                                                                                                Page 23
               Consolidated Statements of Income for the Years
                        Ended December 31, 2003, 2002 and 2001..................           See Shareholder Annual Report
                                                                                                Page 24
               Consolidated Statements of Comprehensive Income
                        for the Years Ended December 31, 2003, 2002
                        and 2001................................................           See Shareholder Annual Report
                                                                                                Page 25
               Consolidated Statements of Changes in Shareholders'
                        Equity for the Years Ended December 31, 2003,
                        2002 and 2001...........................................           See Shareholder Annual Report
                                                                                                Page 26

               Consolidated Statements of Cash Flows for the Years
                        Ended December 31, 2003, 2002 and 2001..................           See Shareholder Annual Report
                                                                                                Page 27

               Notes to Consolidated Financial Statements.......................           See Shareholder Annual Report
                                                                                                Page 28-45

     (b)  Reports on Form 8-K.

          The Holding Company filed a Current Report on Form 8-K on October 24, 2003, to furnish the earnings release it issued on that date announcing its results of operations for the quarter ended September 30, 2003.

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

                                          LINCOLN BANCORP

Date: March 30, 2004                      By:/s/ T. Tim Unger
                                             ----------------------------------
                                             T. Tim Unger, President and
                                             Chief Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 30th day of March 2004.



     Signatures                     Title                    Date
     ------------------------------ ----------------------   -------------------

(1)  Principal Executive Officer:                           )
                                                            )
                                                            )
     /s/ T. Tim Unger                                       )
     ------------------------------                         )
     T. Tim Unger                   President and           )
                                    Chief Executive Officer )
                                                            )
                                                            )
(2)  Principal Financial and Accounting                     )
     Officer:                                               )
                                                            )
                                                            )
     /s/ John M. Baer               Secretary and Treasurer )
     ------------------------------                         )
     John M. Baer                                           )    March 30, 2004
                                                            )
                                                            )
                                                            )
(3)      The Board of Directors:                            )
                                                            )
                                                            )
     /s/ Lester N. Bergum, Jr.      Director                )
     ------------------------------                         )
     Lester N. Bergum, Jr.                                  )
                                                            )
                                                            )
     /s/ Dennis W. Dawes            Director                )
     ------------------------------                         )
     Dennis W. Dawes                                        )
                                                            )

                                                            )
     /s/ W. Thomas Harmon           Director                )
     ------------------------------                         )
     W. Thomas Harmon                                       )
                                                            )
                                                            )
     /s/ Jerry R. Holifield         Director                )
     ------------------------------                         )
     Jerry R. Holifield                                     )
                                                            )
                                                            )
     /s/ David E. Mansfield         Director                )
     ------------------------------                         )
     David E. Mansfield                                     )
                                                            )
                                                            )    March 30, 2004
     /s/ John C. Milholland         Director                )
     ------------------------------                         )
     John C. Milholland                                     )
                                                            )
                                                            )
     /s/ T. Tim Unger               Director                )
     ------------------------------                         )
     T. Tim Unger                                           )
                                                            )
                                                            )
     /s/ John L. Wyatt              Director                )
     ------------------------------                         )
     John L. Wyatt                                          )
                                                            )

                                 EXHIBIT INDEX

Exhibit No.    Description

  3 (1) Registrant's Articles of Incorporation (incorporated by reference to Exhibit (1)to the Registrant's Registration Statement on Form S-1 filed with the Commission on September 14, 1998 (the "S-1 Registration Statement")).

    (2)        Registrant's  Code  of  By-Laws  (incorporated  by  reference  to
               Exhibit 3(2) to the Pre-Effective No. 1 to the Form S-1 Registration Statement filed with the Commission on November 2, 1998 (the "Amendment No. 1 to Form S-1")).

 10 (2)*       Lincoln Bancorp Stock Option Plan  (incorporated  by reference to
               Exhibit  10(2) to the S-1  Registration  Statement).

    (3) Lincoln Federal Savings Bank Recognition and Retention Plan and Trust (incorporated by reference to Exhibit 10(3) to the S-1 Registration Statement).

    (4)* Employment Agreement between Lincoln Federal Savings Bank and T. Tim Unger (incorporated by reference to Exhibit 10(4) to the S-1 Registration Statement).

    (5) Lincoln Federal Savings Bank Employee Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 10(5) to the S-1 Registration Statement).

    (6) ESOP Loan Commitment by Lincoln Bancorp and Exempt Loan and Share Purchase Agreement, effective as of July 1, 1998, between Trust under Lincoln Bancorp Exempt Stock Ownership Plan and Trust Agreement and Lincoln Bancorp (incorporated by reference to Exhibit 10(6) to the Amendment No. 1 to Form S-1).

    (7)* Unfunded Deferred Compensation Plan for the Directors of Lincoln Federal Savings Bank (as Amended and Restated Effective January 1, 1999) (incorporated by reference to Exhibit 10(7) to the Registrant's Registration Statement on Form S-4 filed with the Commission on June 21, 2000 (the "S-4 Registration Statement")).

    (8)* Lincoln Federal Savings Bank Deferred Director Supplemental Retirement Plan (Effective December 1, 1997) (incorporated by reference to Exhibit 10(8) to the S-1 Registration Statement).

    (9)        First  Amendment to the Lincoln  Federal  Savings  Bank  Employee
               Stock  Ownership  Plan  and  Trust  Agreement   (incorporated  by
               reference to Exhibit 10(a) to the S-4 Registration Statement).

   (10)        Second  Amendment to the Lincoln  Federal  Savings Bank  Employee
               Stock  Ownership  Plan  and  Trust  Agreement   (incorporated  by
               reference to Exhibit 10(10) to the S-4 Registration Statement).

   (11)* Employment Agreement, between Lincoln Federal Savings Bank and John M. Baer (incorporated by reference to Exhibit 10(11) to the 2000 Annual Report on Form 10-K filed with the Commission on April 2, 2001 (the "2000 10-K")).

   (12)* Employment Agreement, dated January 16, 2001, between Lincoln Federal Savings Bank and Rebecca M. Morgan (incorporated by reference to Exhibit 10(12) to the 2000 10-K).

   (13)* Employment Agreement, dated January 20, 2004, between Lincoln Bank and Paul S. Siebenmorgen.

 13            2003 Shareholder Annual Report

 14            Ethics Policy

 21 Subsidiaries of Registrant (incorporated by reference to Exhibit 21 to the 2002 Annual Report on Form 10-K filed with the Commission on March 31, 2003).

 23            Consent of Independent Accountants

 31 (1)        Certification

 31 (2)        Certification

 32            Certification


* Compensation plans or arrangements in which directors or executive officers are eligible to participate.