Form 10-Q
period 2004-03-31
LINCOLN BANCORP /IN/
filed 2004-05-17
CIK 1070259

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004 OR

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

The number of shares of the Registrant's common stock, without par value, outstanding as of March 31, 2004 was 4,418,391.

                         LINCOLN BANCORP AND SUBSIDIARY
                                    FORM 10-Q

                                      INDEX

                                                                        Page No.

FORWARD LOOKING STATEMENT                                                    3

PART I.  FINANCIAL INFORMATION                                               4

Item 1.  Financial Statements                                                4

             Consolidated Condensed Balance Sheets                           4

             Consolidated Condensed Statements of Income                     5

             Consolidated Condensed Statements of Comprehensive Income       6

             Consolidated Condensed Statement of Shareholders' Equity        7

             Consolidated Condensed Statements of Cash Flows                 8

             Notes to Unaudited Consolidated Condensed Financial Statements  9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                         10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         15

Item 4.  Controls and Procedures                                            15

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings                                             16
Item 2.       Changes in Securities, Use of Proceeds and
                Issuer Purchases of Equity Securities                       16
Item 3.       Defaults Upon Senior Securities                               16
Item 4.       Submission of Matters to a Vote of Security Holders           16
Item 5.       Other Information                                             16
Item 6.       Exhibits and Reports on Form 8-K                              16

SIGNATURES                                                                  17

CERTIFICATIONS                                                              18

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

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                                    LINCOLN BANCORP AND SUBSIDIARY
                                                 Consolidated Condensed Balance Sheets

                                                                                     March 31,           December 31,
                                                                                        2004                 2003
                                                                                --------------------- --------------------
                                                                                      (Unaudited)
  Assets
       Cash and due from banks                                                  $     2,120,195       $     1,946,033
       Short-term interest-bearing demand deposits in other banks                     4,541,517            14,829,890
                                                                                --------------------- --------------------
           Cash and cash equivalents                                                  6,661,712            16,793,923
       Investment securities
           Available for sale                                                        88,649,866            94,136,926
           Held to maturity (market value $1,720,000 and $1,745,000)                  1,720,000             1,745,000
                                                                                --------------------- --------------------
                Total investment securities                                          90,369,866            95,881,926
       Loans held for sale                                                            1,577,250               354,900
       Loans, net of allowance for loan losses of $3,675,074 and $3,532,000         440,345,471           437,671,971
       Premises and equipment                                                         8,079,245             7,647,150
       Investments in limited partnerships                                            1,216,777             1,249,777
       Federal Home Loan Bank stock                                                   9,386,400             9,270,200
       Interest receivable                                                            2,277,734             2,441,270
       Goodwill                                                                       1,563,594             1,563,594
       Cash surrender value life insurance                                           12,643,563            12,506,227
       Other assets                                                                   6,235,601             6,304,312
                                                                                --------------------- --------------------
           Total assets                                                         $   580,357,213         $ 591,685,250
                                                                                ===================== ====================

  Liabilities
       Deposits
           Noninterest-bearing                                                  $    17,590,573         $  17,175,958
           Interest-bearing                                                         304,081,674           304,663,176
                                                                                --------------------- --------------------
                Total deposits                                                      321,672,247           321,839,134
       Borrowings                                                                   171,701,165           184,692,618
       Interest payable                                                                 890,394               913,705
       Other liabilities                                                              5,736,846             5,013,042
                                                                                --------------------- --------------------
           Total liabilities                                                        500,000,652           512,458,499
                                                                                --------------------- --------------------

  Commitments and Contingencies

  Shareholders' Equity
       Common stock, without par value
           Authorized - 20,000,000 shares
           Issued and outstanding - 4,418,391 and 4,411,891 shares                   43,464,636            43,383,386
       Retained earnings                                                             40,893,371            40,526,766
       Accumulated other comprehensive income (loss)                                    430,697               (8,118)
       Unearned recognition and retention plan (RRP) shares                            (759,413)            (918,983)
       Unearned employee stock ownership plan (ESOP) shares                          (3,672,730)          (3,756,300)
                                                                                --------------------- --------------------
           Total shareholders' equity                                                80,356,561            79,226,751
                                                                                --------------------- --------------------

           Total liabilities and shareholders' equity                           $   580,357,213         $ 591,685,250
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



                                                    LINCOLN BANCORP AND SUBSIDIARY
                                              Consolidated Condensed Statements of Income
                                                              (Unaudited)

                                                                                                  Three Months Ended
                                                                                                       March 31
                                                                                         ------------------ -------------------
                                                                                               2004                2003
                                                                                         ------------------ -------------------
Interest Income
     Loans, including fees                                                               $  6,669,171       $  6,154,725
     Investment securities                                                                    692,707          1,114,643
     Deposits with financial institutions                                                      17,046             51,140
     Dividend income                                                                          116,960            104,235
                                                                                         ------------------ -------------------
         Total interest and dividend income                                                 7,495,884          7,424,743
                                                                                         ------------------ -------------------

Interest Expense
     Deposits                                                                               1,433,185          1,614,008
     Federal Home Loan Bank advances                                                        2,034,194          1,971,144
                                                                                         ------------------ -------------------
         Total interest expense                                                             3,467,379          3,585,152
                                                                                         ------------------ -------------------

Net Interest Income                                                                         4,028,505          3,839,591
     Provision  for loan losses                                                               200,172            164,531
                                                                                         ------------------ -------------------
Net Interest Income After Provision for Loan Losses                                         3,828,333          3,675,060
                                                                                         ------------------ -------------------

Other Income
     Service charges on deposit accounts                                                      213,956            199,559
     Net realized and unrealized gains on loans                                                70,366            251,136
     Net realized losses on sales of available-for-sale securities                                 --            (25,718)
     Equity in losses of limited partnerships                                                 (33,000)           (36,000)
     Point of sale income                                                                      86,689             72,357
     Loan servicing fees                                                                       82,901            106,504
     Increase in cash value of life insurance                                                 137,336            169,309
     Other income                                                                             113,238            125,038
                                                                                         ------------------ -------------------
         Total other income                                                                   671,486            862,185
                                                                                         ------------------ -------------------

Other Expenses
     Salaries and employee benefits                                                         1,853,601          1,769,682
     Net occupancy expenses                                                                   237,103            216,458
     Equipment expenses                                                                       185,787            239,377
     Advertising and business development                                                     102,997            109,758
     Data processing fees                                                                     360,719            325,714
     Professional fees                                                                        114,952            113,552
     Director and committee fees                                                               79,679             70,202
     Other expenses                                                                           506,234            515,426
                                                                                         ------------------ -------------------
         Total other expenses                                                               3,441,072          3,360,169
                                                                                         ------------------ -------------------

Income Before Income Tax                                                                    1,058,747          1,177,076
     Income tax expense                                                                       246,999            274,110
                                                                                         ------------------ ------------------

Net Income                                                                               $    811,748       $    902,966
                                                                                         ================== ===================

Basic earnings per share                                                                 $        .21       $        .23
Diluted earnings per share                                                                        .20                .22
Dividends per share                                                                               .13                .12


See notes to consolidated condensed financial statements.


                                                    LINCOLN BANCORP AND SUBSIDIARY
                                       Consolidated Condensed Statements of Comprehensive Income
                                                              (Unaudited)



                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                -------------------------------------
                                                                                      2004               2003
                                                                                ------------------ ------------------

  Net Income                                                                         $ 811,748           $902,966
  Other comprehensive income, net of tax
        Unrealized gains (losses) on securities available for sale
            Unrealized holding gains (losses) arising during the period, net
            of tax expense (benefit) of $226,147 and $(102,859)                        438,815           (195,169)
            Less:  Reclassification adjustment for losses included in net
            income, net of tax benefit of $8,744                                            --            (16,974)
                                                                                ------------------ ------------------
                                                                                       438,815           (178,195)
                                                                                ------------------ ------------------
   Comprehensive income                                                             $1,250,563          $ 724,771
                                                                                ================== ==================


See notes to consolidated condensed financial statements.


                                                    LINCOLN BANCORP AND SUBSIDIARY
                                       Consolidated Condensed Statement of Shareholders' Equity
                                               For the Three Months Ended March 31, 2004
                                                              (Unaudited)

                                       Common Stock                       Accumulated
                               ---------------------------                   Other                       Unearned
                                  Shares                     Retained    Comprehensive    Unearned         ESOP
                                Outstanding      Amount      Earnings    Income (Loss)  Compensation      Shares         Total
                               -------------- ------------ --------------------------- --------------- ------------- ---------------

Balances, January 1, 2004         4,411,891   $ 43,383,386 $ 40,526,766    $ (8,118)     $ (918,983)   $(3,756,300)   $79,226,751

  Net income for the period                                     811,748                                                   811,748
  Unrealized gains on
    securities, net of
    reclassification
    adjustment                                                              438,815                                       438,815
  Stock options exercised             6,500         81,250                                                                 81,250
  ESOP shares earned                                             86,996                                     83,570        170,566
  Amortization of unearned
    compensation expense                                         (6,580)                    159,570                       152,990
  Cash dividends ($.13 per
    share)                                                     (525,559)                                                 (525,559)
                               -------------- ------------ --------------------------- --------------- ------------- ---------------

Balances, March 31, 2004          4,418,391   $ 43,464,636 $ 40,893,371    $430,697      $ (759,413)   $(3,672,730)   $80,356,561
                               ============== ============ =========================== =============== ============= ===============


See notes to consolidated condensed financial statements.

                                                    LINCOLN BANCORP AND SUBSIDIARY
                                            Consolidated Condensed Statements of Cash Flows
                                                              (Unaudited)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                         -------------------- -------------------
                                                                                               2004                2003
                                                                                         -------------------- -------------------
  Operating Activities
       Net income                                                                        $     811,748        $     902,966
       Adjustments to reconcile net income to net cash provided
         by (used in) operating activities
         Provision for loan losses                                                             200,172              164,531
         Investment securities accretion, net                                                  (57,703)              39,565
         Loans originated for sale in the secondary market                                  (5,785,900)          (5,862,619)
         Proceeds from sale of loans in the secondary market                                 4,611,948            8,859,153
         Gain on sale of loans                                                                 (70,366)            (251,136)
         Amortization of net loan origination fees                                             (71,035)            (179,419)
         Depreciation and amortization                                                         179,047              184,602
         Amortization of unearned compensation expense                                         152,990              162,580
         ESOP shares earned                                                                    170,566              149,238
         Net change in:
           Interest receivable                                                                 163,536               53,101
           Interest payable                                                                    (23,311)             (30,924)
         Other adjustments                                                                    (268,850)            (585,210)
                                                                                         -------------------- -------------------
                Net cash provided by operating activities                                       12,842            3,606,428
                                                                                         -------------------- -------------------

  Investing Activities
       Purchases of securities available for sale                                           (17,468,470)        (18,983,123)
       Proceeds from sales of securities available for sale                                         --            1,043,661
       Proceeds from maturities of securities available for sale                            23,678,176           16,409,049
       Proceeds from maturities of securities held to maturity                                  25,000               10,000
       Net change in loans                                                                  (2,950,367)         (26,951,205)
       Purchases of property and equipment                                                    (611,142)            (188,203)
       Proceeds from sale of foreclosed  real estate                                           116,000                   --
                                                                                         -------------------- -------------------
                Net cash provided by (used in) investing activities                          2,789,197          (28,659,821)
                                                                                         -------------------- -------------------

  Financing Activities
       Net change in
          Noninterest-bearing, interest-bearing demand,
          money market and savings deposits                                                  5,136,503           18,790,866
          Certificates of deposit                                                           (5,303,390)          (2,029,430)
       Proceeds from borrowings                                                              8,000,000           15,000,000
       Repayment of borrowings                                                             (21,000,000)         (10,248,501)
       Dividends paid                                                                         (524,714)            (511,937)
       Exercise of stock options                                                                81,250               85,182
       Purchase of common stock                                                                     --           (4,307,258)
       Net change in advances by borrowers for taxes and insurance                             676,101              687,691
                                                                                         -------------------- -------------------
                Net cash provided by (used in) financing activities                        (12,934,250)          17,466,613
                                                                                         -------------------- -------------------

  Net Change in Cash and Cash Equivalents                                                  (10,132,211)          (7,586,780)

  Cash and Cash Equivalents, Beginning of Period                                            16,793,923           27,298,093
                                                                                         -------------------- -------------------

  Cash and Cash Equivalents, End of Period                                               $   6,661,712        $  19,711,313
                                                                                         ==================== ===================

  Additional Cash Flows and Supplementary Information
       Interest paid                                                                     $   3,490,690        $   3,616,076
       Income tax paid                                                                                              250,000
       Loan balances transferred to foreclosed real estate                                     166,652              203,192


  See notes to consolidated condensed financial statements.

                         LINCOLN BANCORP AND SUBSIDIARY
         Notes to Unaudited Consolidated Condensed Financial Statements

Note 1:  Basis of Presentation

The consolidated financial statements include the accounts of Lincoln Bancorp (the "Company"), its wholly owned subsidiary, Lincoln Bank, a federally chartered savings bank ("Lincoln" or the "Bank"), and Lincoln's wholly owned subsidiaries, LF Service Corporation ("LF Service") and Citizens Loan and Service Corporation ("CLSC"), both Indiana corporations, and LF Portfolio Services, Inc. ("LF Portfolio"), a Delaware corporation. A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 2003 Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at March 31, 2004, and for the three months ended March 31, 2004 and 2003, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the three-month period ended March 31, 2004, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date.

Note 2:  Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

                                              Three Months Ended                         Three Months Ended
                                                March 31, 2004                             March 31, 2003
                                                --------------                             --------------
                                                     Weighted           Per                        Weighted       Per
                                                      Average          Share                       Average       Share
                                         Income       Shares           Amount        Income         Shares       Amount
                                        --------     --------          ------        ------        --------      ------
     Basic earnings per share
       Income available to
       common shareholders              $ 811,748    3,950,280         $ .21        $ 902,966      3,987,113       $ .23
                                                                       =====                                       =====

     Effect of dilutive RRP
     awards and stock options                          159,954                                       141,962
                                        ----------   ----------                     ---------      ----------
     Diluted earnings per share
       Income available to
       common shareholders and
       assumed conversions
                                        $ 811,748   4,110,234          $ .20         $ 902,966     4,129,075       $ .22
                                        =========   =========          ======        =========     =========       ======

Note 3:  Stock Options

The Company has a stock-based employee compensation plan, which is described more fully in Notes to Financial Statements included in the December 31, 2003 Annual Report to shareholders. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                                           Three Months Ended    Three Months Ended March
                                                                             March 31, 2004              31, 2003
                                                                        ----------------------------------------------------

           Net income, as reported                                               $ 811,748                $ 902,966
           Less:  Total stock-based employee compensation cost
              determined under the fair value based method, net of
              income taxes                                                           9,104                   36,257
                                                                        ----------------------------------------------------

           Pro forma net income                                                  $ 802,644                $ 866,709
                                                                        ====================================================

           Earnings per share:
               Basic - as reported                                                 $   .21                  $   .23
               Basic - pro forma                                                   $   .20                  $   .22
               Diluted - as reported                                               $   .20                  $   .22
               Diluted - pro forma                                                 $   .20                  $   .21

Note 4:  Business Combination

On March 10, 2004, the Company signed a definitive agreement to acquire First Shares Bancorp, Inc., Greenwood, Indiana (First Shares). Under the terms of the agreement, the Company will exchange either .75 shares of the Company's common stock or $14.80 in cash for each share of First Shares' common stock. However, 50 percent of the aggregate consideration must be paid in shares of the Company's stock, and there may be pro rata allocations of cash or stock made to the shareholders of First Shares to ensure that this requirement is satisfied. The transaction is subject to approval by the shareholders of the Company and First Shares as well as regulatory authorities. As of December 31, 2003, First Shares had total assets and equity of $175,788,000 and $9,033,000, respectively.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company was organized in September 1998. On December 30, 1998, it acquired the common stock of Lincoln upon the conversion of Lincoln from a federal mutual savings bank to a federal stock savings bank.

Lincoln Bank was originally organized in 1884 as Ladoga Federal Savings and Loan Association, located in Ladoga, Indiana. In 1979 Ladoga Federal merged with Plainfield First Federal Savings and Loan Association, a federal savings and loan association located in Plainfield, Indiana which was originally organized in 1896. Following the merger, the Bank changed its name to Lincoln Federal Savings and Loan Association and, in 1984, adopted the name, Lincoln Federal Savings Bank. On September 26, 2000, the Company acquired Citizens Bancorp
("Citizens"), the holding company of Citizens Savings Bank of Frankfort ("Citizens Savings"), a federally chartered savings bank. Citizens was merged into the Company and Citizens Savings was merged into the Bank. Citizens Loan and Service Corporation ("CLSC"), a wholly-owned subsidiary of Citizens Savings, continues as a subsidiary of Lincoln. Lincoln currently conducts its business from nine full-service offices located in Hendricks, Montgomery, Clinton, Johnson and Morgan Counties, Indiana, with its main office located in Plainfield. On September 1, 2003, the Bank adopted the name, Lincoln Bank.

Lincoln offers a variety of lending, deposit and other financial services to its retail and commercial customers. The Bank's principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by first mortgage liens on one- to four-family residential real estate. Lincoln's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. Lincoln offers a number of financial services, which includes: (i) one-to four-family residential real estate loans; (ii) commercial real estate loans; (iii) real estate construction loans; (iv) land loans; (v) multi-family residential loans; (vi) consumer loans, including home equity loans and automobile loans; (vii) commercial loans; (viii) money market demand accounts; (ix) savings accounts; (x) checking accounts; (xi) NOW accounts; (xii) certificates of deposit; and (xiii) financial planning.

Lincoln currently owns three subsidiaries. First, LF Service, whose assets consist of an investment in Family Financial Life Insurance Company ("Family Financial") and in Bloomington Housing Associates, L.P. ("BHA"). Family Financial is an Indiana stock insurance company that primarily engages in retail sales of mortgage and credit insurance products in connection with loans originated by its shareholder financial institutions. BHA is an Indiana limited partnership that was organized to construct, own and operate a 130-unit apartment complex in Bloomington, Indiana (the "BHA Project"). Development of the BHA Project has been completed and the project is performing as planned. Second, CLSC, which primarily engages in the purchase and development of tracts of undeveloped land. Because CLSC engages in activities that are not permissible for a national bank, OTS regulations prohibit Lincoln from including its investment in CLSC in its calculation of regulatory capital. CLSC purchases undeveloped land, constructs improvements and infrastructure on the land, and then sells lots to builders, who construct homes for sale to home buyers. Third, LF Portfolio, which is located in Nevada and holds and manages a significant portion of Lincoln's investment portfolio.

Lincoln's results of operations depend primarily upon the level of net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and costs incurred with respect to interest-bearing liabilities, primarily deposits and borrowings.
Results of operations also depend upon the level of Lincoln's non-interest income, including fee income and service charges and the level of its non-interest expenses, including general and administrative expenses.

Critical Accounting Policies

Note 1 to the consolidated financial statements contains a summary of the Company's significant accounting policies presented on pages 28 through 31 of the Annual Report to Shareholders for the year ended December 31, 2003, which was filed on Form 10-K with the Securities and Exchange Commission on March 30, 2004. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of mortgage servicing rights, and the valuation of intangible assets.

Allowance for loan losses

The allowance for loan losses represents management's estimate of probable losses inherent in the Company's loan portfolios. In determining the appropriate amount of the allowance for loan losses, management makes numerous assumptions, estimates and assessments.

The Company's strategy for credit risk management includes conservative, centralized credit policies, and uniform underwriting criteria for all loans as well as an overall credit limit for each customer significantly below legal lending limits. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit quality reviews and quarterly management reviews of large credit exposures and loans experiencing deterioration of credit quality. A standard credit scoring system is used to assess credit risks during the loan approval process of all consumer loans while commercial loans are individually reviewed by a credit analyst with formal presentations to the Bank's Loan Committee.

The Company's allowance consists of two components: probable losses estimated from individual reviews of specific loans and probable losses estimated from historical loss rates. Also, probable losses resulting from economic or other deterioration above and beyond what is reflected in the first two components of the allowance are considered.

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or fair value of the underlying collateral. The Company evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Estimated loss rates are applied to other commercial loans not subject to specific reserve allocations

Homogenous loans, such as consumer installment and residential mortgage loans are not individually risk graded. Rather, standard credit scoring systems are used to assess credit risks. Reserves are established for each category of loans based on the expected net charge-offs for one year. Loss rates are based on the average net charge-off estimated by loan category.

An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or categories of loans. Allowances on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions.

The Company's primary market area for lending is central Indiana. When evaluating the adequacy of allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Company's customers.

The Company has not substantively changed any aspect to its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

Mortgage servicing rights

The Company recognizes the rights to service sold mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the amounts recorded in the consolidated income statement.

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

Financial Condition

Assets totaled $580.4 million at March 31, 2004, a decrease from December 31, 2003 of $11.3 million. The decline in assets occurred in cash and interest bearing deposits in other banks, down $10.1 million, and investment securities available for sale, down $5.5 million. This decline was partially offset by an increase in net loans, including loans held for sale, up $3.9 million. Commercial loans increased by $7.8 million while residential loans decreased by $3.8 million.

Total deposits were $321.7 million at March 31, 2004, virtually unchanged from the $321.8 million at December 31, 2003. Growth occurred in money market deposits, up $5.0 million, and savings deposits, up $1.5 million. This growth was offset by lower balances in checking, down $1.4 million, and certificates of deposit, down $5.3 million. Federal Home Loan Bank advances declined $13.0 million from December 31, 2003 to March 31, 2004.

Shareholders' Equity increased $1.1 million from December 31, 2003 to March 31, 2004. The increase was a result of net income of $812,000, an increase in unrealized gains on investment securities available for sale of $439,000, stock options exercised of $81,000, Employee Stock Ownership Plan shares earned of $171,000 and unearned compensation amortization of $153,000. These increases were partially offset by cash dividends of $526,000.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2004 and
2003

Net income for the first quarter ended March 31, 2004 was $812,000, or $.21 for basic and $.20 for diluted earnings per share. This compared to net income for the comparable period in 2003 of $903,000, or $.23 for basic and $.22 diluted earnings per share. Return on assets was .55% and return on equity was 4.04% for the first quarter of 2004 compared to .68% and 4.50%, respectively, for the same period last year.

Interest income for the first quarter of 2004 was $7,496,000 compared to $7,425,000 for the same period in 2003. The increase was a result of an increase in the average balance of interest-earning assets from period to period offset by a decrease in the average yield on interest-earning assets. Interest expense for the first quarter of 2004 was $3,467,000 compared to $3,585,000 for the same period in 2003. The decrease was a result of a decrease in the average costs of interest-bearing liabilities partially offset by an increase in the average balance of interest-bearing liabilities from period to period. Net interest income for the first quarter of 2004 was $4,029,000 compared to $3,840,000 for the same period in 2003. Net interest margin was 2.88% for the three-month period ended March 31, 2004 compared to 3.07% for the same period in 2003. The average yield on earning assets declined 58 basis points in the first quarter 2004 compared to the same period in 2003 while the average cost of interest-bearing liabilities declined 50 basis points for the same period. This decreased spread from 2.59% at March 31, 2003 to 2.51% at March 31, 2004, or 8 basis points.

The Bank's provision for loan losses for the first quarter of 2004 was $200,000 compared to $165,000 for the same period in 2003. The increased provision in 2004 was primarily the result of an increase in the loan portfolio. Nonperforming loans to total loans at March 31, 2004 increased slightly to .44% from .43% at December 31, 2003. Nonperforming assets to total assets were .49% at March 31, 2004 compared to .46% at December 31, 2003. The allowance for loan losses as a percent of loans at March 31, 2004 was .82% compared .80% at December 31, 2003.

Other income for the three months ended March 31, 2004 was $671,000 compared to $862,000 for the same quarter of 2003. The decrease in other income was primarily related to the decrease in net realized and unrealized gains on sale of loans. Net realized and unrealized gains on sale of loans were $70,000 in the first quarter of 2004 compared to $251,000 during the same period of 2003. The decrease in gain on sale of loans was the result of selling fewer loans and at a lower price than during the first quarter of 2004 compared to the same quarter in 2003. Proceeds from loan sales were $4,612,000 for the first quarter of 2004 compared to $8,859,000 for the first quarter of 2003. The decline in loan sales was a product of a decline in refinancing activity and a policy change made in 2003 to retain certain types of residential loan production that had previously been sold in the secondary market. The decision to sell or retain loans is evaluated regularly depending on the Bank's interest rate sensitivity and excess investable funds.

Other expenses were $3,441,000 for the three months ended March 31, 2004 compared to $3,360,000 for the same three months of 2003. The primary increase was in salaries and employee benefits, which increased $84,000 during the first quarter of 2004 compared to the same period in 2003.

Income tax expense was approximately 23% of pretax income for the first quarter of 2004 and 2003.

Asset Quality

The Company currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Lincoln's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies on the loans are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Lincoln had $7.9 million and $5.2 million of loans classified as special mention as of March 31, 2004 and December 31, 2003, respectively. In addition, Lincoln had $3.9 million and $2.5 million of loans classified as substandard at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004 and December 31, 2003, no loans were classified as doubtful or loss. At March 31, 2004, and December 31, 2003, respectively, non-accrual loans were $1.7 million and $1.6 million. At March 31, 2004 and December 31, 2003, respectively, accruing loans delinquent 90 days or more totaled $253,000 and $272,000. At March 31, 2004 and December 31, 2003, the allowance for loan losses was $3.7 million and $3.5 million, respectively or approximately .82% and .80% of loans, including loans held for sale, respectively.

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

Pursuant to OTS capital regulations in effect at March 31, 2004, savings associations were required to maintain a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and a total risk-based capital to risk-weighted assets ratio of 8%. At March 31, 2004, Lincoln's capital levels exceeded all applicable regulatory capital requirements in effect as of that date.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of December 31, 2003 and 2002, is an analysis performed by the OTS of Lincoln's interest rate risk as measured by changes in Lincoln's net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 100 basis points.

                                                      December 31, 2003
                                                      -----------------
                                  Net Portfolio Value                       NPV as % of PV of Assets
    Changes
    In Rates         $ Amount         $ Change           %Change            NPV Ratio           Change
    --------         --------         --------           -------            ---------           ------
                                          (Dollars in thousands)
    +300 bp           $56,836         $(15,957)           (22)%               9.77%           (208) bp
    +200 bp            64,353           (8,441)           (12)               10.84            (102) bp
    +100 bp            69,694           (3,099)            (4)               11.53             (32) bp
       0 bp            72,794                                                11.85
    -100 bp            71,494           (1,300)            (2)               11.52             (34) bp

                                                      December 31, 2002
                                                      -----------------
                                Net Portfolio Value                       NPV as % of PV of Assets
    Changes
    In Rates         $ Amount         $ Change           %Change            NPV Ratio          Change
    --------         --------         --------           -------            ---------           ------
                                        (Dollars in thousands)
    +300 bp           $68,068          $(6,156)            (8)%              13.23%            (51) bp
    +200 bp            72,441           (1,783)            (2)               13.81               7  bp
    +100 bp            75,504            1,280              2                14.14              40  bp
       0 bp            74,224                                                13.74
    -100 bp            69,200           (5,024)            (7)               12.71            (103) bp

Management believes at March 31, 2004 there have been no material changes in Lincoln's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7A of the Company's Annual Report on Form 10-K for the period ended December 31, 2003.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          The Company announced a stock repurchase program on April 23, 2003, and up to 127,963 additional shares may be repurchased under that program. No shares were repurchased during the quarter ended March 31, 2004. The repurchase program does not have an expiration date.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Submission of Matters to Vote of Security Holders.

          No matter was submitted to a vote of the Company's shareholders during the first quarter of 2004.

Item 5. Other Information.

          None.

Item 6. Exhibits and Reports on Form 8-K.

          (a) Exhibits

               31(1) Certification required by 17 C.F.R. ss. 240.13a-14(a)

               31(2) Certification required by 17 C.F.R. ss. 240.13a-14(a)

               32 Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Lincoln Bancorp filed two Current Reports on Form 8-K during the quarter ended March 31, 2004:

               (1)  Date of report: January 22, 2004

                    Items reported:     News  release  dated  January  20,  2004
                                        regarding the announcement of results of operations for the quarter and year ended December 31, 2004.

               (2)  Date of report: March 11, 2004

                    Items reported:     The  Company  filed a current  report on
                                        Form 8-K  disclosing  the merger between
                                        Lincoln   Bancorp   and   First   Shares
                                        Bancorp, Inc., the Agreement and Plan of
                                        Reorganization attached to which is as exhibit thereto.

                                   SIGNATURES

                    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LINCOLN BANCORP

Date:         May 17, 2004             By: /s/ T. Tim Unger
                                          --------------------------------------
                                          T. Tim Unger
                                          President and Chief Executive Officer

Date:         May 17, 2004             By: /s/ John M. Baer
                                          --------------------------------------
                                          John M. Baer
                                          Treasurer