Form 10-Q
period 2004-06-30
LINCOLN BANCORP /IN/
filed 2004-08-16
CIK 1070259

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004 OR

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

The number of shares of the Registrant's common stock, without par value, outstanding as of June 30, 2004 was 4,430,391.

                         LINCOLN BANCORP AND SUBSIDIARY
                                    FORM 10-Q

                                      INDEX

                                                                        Page No.

FORWARD LOOKING STATEMENT                                                     3

PART I.  FINANCIAL INFORMATION                                                4

Item 1.  Financial Statements                                                 4

             Consolidated Condensed Balance Sheets                            4

             Consolidated Condensed Statements of Income                      5

             Consolidated Condensed Statements of Comprehensive Income        6

             Consolidated Condensed Statement of Shareholders' Equity         7

             Consolidated Condensed Statements of Cash Flows                  8

             Notes to Unaudited Consolidated Condensed Financial Statements   9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                          11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          16

Item 4.  Controls and Procedures                                             16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   17
Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of
            Equity Securities                                                17
Item 3.  Defaults Upon Senior Securities                                     17
Item 4.  Submission of Matters to a Vote of Security Holders                 17
Item 5.  Other Information                                                   17
Item 6.  Exhibits and Reports on Form 8-K                                    17

SIGNATURES                                                                   18

CERTIFICATIONS                                                               19

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


PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         LINCOLN BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets


                                                                                      June 30,           December 31,
                                                                                        2004                 2003
                                                                                --------------------- --------------------
                                                                                      (Unaudited)
  Assets
       Cash and due from banks                                                  $     2,473,782         $   1,946,033
       Short-term interest-bearing demand deposits in other banks                     3,649,430            14,829,890
                                                                                --------------------- --------------------
           Cash and cash equivalents                                                  6,123,212            16,793,923
       Investment securities
           Available for sale                                                       103,407,030            94,136,926
           Held to maturity (market value $1,720,000 and $1,745,000)                  1,720,000             1,745,000
                                                                                --------------------- --------------------
                Total investment securities                                         105,127,030            95,881,926
       Loans held for sale                                                            2,186,730               354,900
       Loans, net of allowance for loan losses of $3,834,405 and $3,532,475         425,477,401           437,671,971
       Premises and equipment                                                         8,256,571             7,647,150
       Investments in limited partnerships                                            1,183,777             1,249,777
       Federal Home Loan Bank stock                                                   9,491,000             9,270,200
       Interest receivable                                                            2,402,132             2,441,270
       Goodwill                                                                       1,563,594             1,563,594
       Cash surrender value life insurance                                           12,759,614            12,506,227
       Other assets                                                                   6,598,578             6,304,312
                                                                                --------------------- --------------------

           Total assets                                                         $   581,169,639         $ 591,685,250
                                                                                ===================== ====================

  Liabilities
       Deposits
           Noninterest-bearing                                                  $    18,439,891         $  17,175,958
           Interest-bearing                                                         299,185,441           304,663,176
                                                                                --------------------- --------------------
                Total deposits                                                      317,625,332           321,839,134
       Borrowings                                                                   176,009,712           184,692,618
       Interest payable                                                                 842,754               913,705
       Other liabilities                                                              6,138,256             5,013,042
                                                                                --------------------- --------------------
           Total liabilities                                                        500,616,054           512,458,499
                                                                                --------------------- --------------------

  Commitments and Contingencies

  Shareholders' Equity
       Common stock, without par value
           Authorized - 20,000,000 shares
           Issued and outstanding - 4,430,391 and 4,411,891 shares                   43,621,386            43,383,386
       Retained earnings                                                             41,366,394            40,526,766
       Accumulated other comprehensive loss                                            (200,683)               (8,118)
       Unearned recognition and retention plan (RRP) shares                            (644,352)             (918,983)
       Unearned employee stock ownership plan (ESOP) shares                          (3,589,160)           (3,756,300)
                                                                                --------------------- --------------------
           Total shareholders' equity                                                80,553,585            79,226,751
                                                                                --------------------- --------------------

           Total liabilities and shareholders' equity                           $   581,169,639         $ 591,685,250
                                                                                ===================== ====================

  See notes to consolidated condensed financial statements.



                         LINCOLN BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                                    Three Months Ended                     Six Months Ended
                                                                           June 30,                             June 30,
                                                             ------------------ ------------------ ----------------- ---------------
                                                                   2004               2003               2004              2003
                                                             ------------------ ------------------ ----------------- ---------------
Interest Income
     Loans, including fees                                       $ 6,622,058        $ 6,422,227        $13,291,230     $12,576,952
     Investment securities                                           602,618            981,075          1,295,325       2,095,718
     Deposits with financial institutions                              9,030             56,361             26,076         107,501
     Dividend income                                                  94,256            118,045            211,216         222,280
                                                             ------------------ ------------------ ----------------- ---------------
         Total interest and dividend income                        7,327,962          7,577,708         14,823,847      15,002,451
                                                             ------------------ ------------------ ----------------- ---------------

Interest Expense
     Deposits                                                      1,393,652          1,674,231          2,826,837       3,288,239
     Federal Home Loan Bank advances                               2,029,895          2,007,812          4,064,089       3,978,956
                                                             ------------------ ------------------ ----------------- ---------------
         Total interest expense                                    3,423,547          3,682,043          6,890,926       7,267,195
                                                             ------------------ ------------------ ----------------- ---------------

Net Interest Income                                                3,904,415          3,895,665          7,932,921       7,735,256
     Provision  for loan losses                                      223,281            269,632            423,453         434,163
                                                             ------------------ ------------------ ----------------- ---------------
Net Interest Income After Provision for Loan Losses                3,681,134          3,626,033          7,509,468       7,301,093
                                                             ------------------ ------------------ ----------------- ---------------

Other Income
     Service charges on deposit accounts                             305,034            208,122            518,990         407,681
     Net realized and unrealized gains on loans                       68,041            411,953            138,407         663,089
     Net realized losses on sales of available-for-sale
         securities                                                       --             (9,106)                --         (34,824)
     Point of sale income                                            102,575             81,159            189,264         153,516
     Loan servicing fees                                              81,805             98,576            164,706         205,081
     Increase in cash value of life insurance                        116,051            160,164            253,387         329,463
     Equity in losses of limited partnerships                        (33,000)           (36,000)           (66,000)        (72,000)
     Other income                                                    159,918            210,571            273,156         335,618
                                                             ------------------ ------------------ ----------------- ---------------
         Total other income                                          800,424          1,125,439          1,471,910       1,987,624
                                                             ------------------ ------------------ ----------------- ---------------

Other Expenses
     Salaries and employee benefits                                1,641,923          1,674,548          3,495,524       3,444,230
     Net occupancy expenses                                          230,435            196,802            467,538         413,260
     Equipment expenses                                              222,263            240,740            408,051         480,117
     Advertising and business development                            132,225             99,699            235,222         209,457
     Data processing fees                                            375,737            324,837            736,455         650,551
     Professional fees                                               119,634             87,565            234,587         201,117
     Director and committee fees                                      10,712             66,172             90,390         136,374
     Other expenses                                                  487,775            663,248            994,009       1,178,674
                                                             ------------------ ------------------ ----------------- ---------------
         Total other expenses                                      3,220,704          3,353,611          6,661,776       6,713,780
                                                             ------------------ ------------------ ----------------- ---------------

Income Before Income Tax                                           1,260,855          1,397,861          2,319,602       2,574,937
     Income tax expense                                              324,656            360,757            571,655         634,867
                                                             ------------------ ------------------ ----------------- ---------------

Net Income                                                       $   936,199        $ 1,037,104        $ 1,747,947     $ 1,940,070
                                                             ================== ================== ================= ===============

Basic earnings per share                                         $       .24        $       .27        $       .44     $       .49
Diluted earnings per share                                               .23                .26                .43             .47
Dividends per share                                                      .13                .12                .26             .24




                         LINCOLN BANCORP AND SUBSIDIARY
            Consolidated Condensed Statements of Comprehensive Income
                                   (Unaudited)



                                                                   Three Months Ended            Six Months Ended
                                                                        June 30,                     June 30,
                                                              --------------------------    --------------------------
                                                                  2004           2003           2004          2003
                                                              ------------   -----------    -----------    -----------

Net Income                                                    $   936,199    $ 1,037,104    $ 1,747,947    $ 1,940,070
Other comprehensive income, net of tax
      Unrealized losses on securities available for sale

          Unrealized holding losses arising during the
          period, net of tax benefit of $325,263, $163,726,
          $99,135, and $266,585                                  (631,380)      (308,577)      (192,565)      (503,746)

          Less:  Reclassification adjustment for losses
          included in net income, net of tax benefit of $0,
          $3,096, $0 and $11,840                                       --         (6,010)            --        (22,984)
                                                              -----------    -----------    -----------    -----------

                                                                 (631,380)      (302,567)      (192,565)      (480,762)
                                                              -----------    -----------    -----------    -----------


 Comprehensive income                                         $   304,819    $   734,537    $ 1,555,382    $ 1,459,308
                                                              ===========    ===========    ===========    ===========



See notes to consolidated condensed financial statements.



                         LINCOLN BANCORP AND SUBSIDIARY
            Consolidated Condensed Statement of Shareholders' Equity
                     For the Six Months Ended June 30, 2004
                                   (Unaudited)




                                       Common Stock                     Accumulated
                               --------------------------                  Other                         Unearned
                                  Shares                   Retained    Comprehensive      Unearned         ESOP
                                Outstanding     Amount     Earnings        Loss         Compensation      Shares         Total
                               -------------- ----------- -----------  -------------    ------------     ---------     -----------

Balances, January 1, 2004        4,411,891   $43,383,386  $40,526,766     $  (8,118)      $(918,983)    $(3,756,300)   $79,226,751

  Net income for the period                                 1,747,947                                                    1,747,947
  Unrealized losses on
    securities, net of
    reclassification
    adjustment                                                             (192,565)                                      (192,565)
  Stock options exercised           18,500       238,000                                                                   238,000
  ESOP shares earned                                          155,105                                       167,140        322,245
  Amortization of unearned
    compensation expense                                      (10,746)                      274,631                        263,885
  Cash dividends ($.26
     per share)                                            (1,052,678)                                                  (1,052,678)

                               -----------   -----------  -----------     ---------      ----------     -----------    -----------

Balances, June 30, 2004          4,430,391   $43,621,386  $41,366,394     $(200,683)     $ (644,352)    $(3,589,160)   $80,553,585
                               ===========   ===========  ===========     =========      ==========     ===========    ===========




See notes to consolidated condensed financial statements.




                         LINCOLN BANCORP AND SUBSIDIARY
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                         -------------------- -------------------
                                                                                               2004                2003
                                                                                         -------------------- -------------------
  Operating Activities
       Net income                                                                        $   1,747,947        $   1,940,070
       Adjustments to reconcile net income to net cash provided
        by (used in) operatingactivities
         Provision for loan losses                                                             423,453              434,163
         Investment securities accretion, net                                                  145,594              107,075
         Investment securities losses                                                               --               34,824
         Loans originated for sale in the secondary market                                 (10,494,480)         (25,168,691)
         Proceeds from sale of loans in the secondary market                                 8,759,295           21,853,037
         Gain on sale of loans                                                                (138,407)            (663,089)
         Amortization of net loan origination fees                                            (130,138)            (352,469)
         Depreciation and amortization                                                         369,267              373,091
         Amortization of unearned compensation expense                                         263,885              311,076
         ESOP shares earned                                                                    322,245              304,709
         Net change in:
           Interest receivable                                                                  39,138             (202,887)
           Interest payable                                                                    (70,951)             (71,008)
         Other adjustments                                                                      45,483             (168,556)
                                                                                         -------------------- -------------------
                Net cash provided by (used in) operating activities                          1,282,331           (1,268,655)
                                                                                         -------------------- -------------------

  Investing Activities
       Purchases of securities available for sale                                          (34,776,645)         (28,976,092)
       Proceeds from sales of securities available for sale                                         --            1,952,511
       Proceeds from maturities of securities available for sale                            52,042,457           32,156,276
       Proceeds from maturities of securities held to maturity                                  25,000               10,000
       Net change in loans                                                                 (15,643,150)         (46,799,928)
       Purchases of property and equipment                                                    (980,206)            (407,670)
       Purchases of Federal Home Loan Bank stock                                                    --             (865,600)
       Proceeds from sale of foreclosed real estate                                            493,218               25,659
       Other investing activities                                                                1,365                   --
                                                                                         -------------------- -------------------
                Net cash provided by (used in) investing activities                          1,162,039          (42,904,844)
                                                                                         -------------------- -------------------

  Financing Activities
       Net change in
          Noninterest-bearing, interest-bearing demand, money market and savings
             deposits                                                                       (2,366,972)          31,623,955
          Certificates of deposit                                                           (1,846,830)          (6,575,637)
       Proceeds from FHLB advances                                                          51,800,000           20,000,000
       Repayment of FHLB advances                                                          (60,500,000)         (10,000,000)
       Payment on note payable to limited partnership                                               --             (248,501)
       Dividends paid                                                                       (1,050,273)            (996,925)
       Exercise of stock options                                                               238,000              268,152
       Purchase of common stock                                                                     --           (4,920,913)
       Net change in advances by borrowers for taxes and insurance                             610,994            1,028,690
                                                                                         -------------------- -------------------
                Net cash provided by (used in) financing activities                        (13,115,081)          30,178,821
                                                                                         -------------------- -------------------

  Net Change in Cash and Cash Equivalents                                                  (10,670,711)         (13,994,678)

  Cash and Cash Equivalents, Beginning of Period                                            16,793,923           27,298,093
                                                                                         -------------------- -------------------

  Cash and Cash Equivalents, End of Period                                               $   6,123,212        $  13,303,415
                                                                                         ==================== ===================

  Additional Cash Flows and Supplementary Information
       Interest paid                                                                     $   6,961,877        $   7,338,203
       Income tax paid                                                                         472,000              820,000
       Loan balances transferred to foreclosed real estate                                     499,100              275,536
       Securitization of loans                                                              27,068,072                   --

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

The interim consolidated financial statements at June 30, 2004, and for the three and six months ended June 30, 2004 and 2003, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the three-month and six-month periods ended June 30, 2004, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Company as of that date.


Note 2:  Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.


                                              Three Months Ended                              Three Months Ended
                                                June 30, 2004                                   June 30, 2003
                                                -------------                                   -------------
                                                   Weighted          Per                           Weighted        Per
                                                    Average         Share                           Average       Share
                                         Income      Shares         Amount            Income         Shares       Amount
                                         ------      ------         ------            ------         ------       ------
     Basic earnings per share
       Income available to
       common shareholders               $936,199   3,970,084           $.24       $ 1,037,104      3,910,399       $ .27
                                                                   =========                                    =========

     Effect of dilutive RRP
     awards and stock options                         122,720                                         148,136
                                   --------------------------                      --------------------------
     Diluted earnings per share
       Income available to
       common shareholders and
       assumed conversions
                                         $936,199   4,092,804           $.23       $ 1,037,104      4,058,535       $ .26
                                   =========================================       ========================================




                                               Six Months Ended                               Six Months Ended
                                                June 30, 2004                                   June 30, 2003
                                                -------------                                   -------------
                                                   Weighted          Per                           Weighted        Per
                                                    Average         Share                           Average       Share
                                         Income      Shares         Amount            Income         Shares       Amount
                                         ------      ------         ------            ------         ------       ------
     Basic earnings per share
       Income available to
       common shareholders             $1,747,947   3,960,111          $ .44       $ 1,940,070      3,948,503       $ .49
                                                                   =========                                    =========

     Effect of dilutive RRP
     awards and stock options                         141,337                                         145,050
                                   ---------------------------                     --------------------------
     Diluted earnings per share
       Income available to
       common shareholders and
       assumed conversions
                                       $1,747,947   4,101,448          $ .43        $1,940,070      4,093,553       $ .47
                                   =========================================       ========================================



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





                                                                 Three Months   Three Months     Six Months     Six Months
                                                                     Ended          Ended           Ended         Ended
                                                                 June 30, 2004  June 30, 2003   June 30, 2004  June 30, 2003
                                                                ------------------------------------------------------------

           Net income, as reported                                  $ 936,199   $ 1,037,104      $ 1,747,947   $ 1,940,070
           Less:  Total stock-based employee compensation
              cost determined under the fair value based
              method, net of income taxes                               7,224        36,257           16,328        72,515
                                                                ------------------------------------------------------------

           Pro forma net income                                     $ 928,975   $ 1,000,847      $ 1,731,619  $  1,867,555
                                                                ============================================================

           Earnings per share:
               Basic - as reported                                     $  .24        $  .27           $  .44       $   .49
               Basic - pro forma                                          .23           .26              .44           .47
               Diluted - as reported                                      .23           .26              .43           .47
               Diluted - pro forma                                        .23           .25              .42           .46


Note 4:  Business Combination

On August 2, 2004, the Company announced the completion of the acquisition of First Shares Bancorp, Inc., Greenwood, Indiana (First Shares), the holding company of First Bank, an Indiana commercial bank. Under the terms of the agreement, shareholders of First Shares could elect to receive in exchange for a share of First Shares common stock either .75 shares of the Company's common stock or $14.80 in cash; provided that an aggregate of 878,685 shares of Company stock were to be issued in the acquisition. As a result of the various shareholder elections made, all shareholders who elected only cash and all shareholders who failed to make a proper election by the July 14, 2004 deadline will receive $14.80 for each share of First Shares they own. Because more shareholders elected stock than were permitted in the transaction, shareholders electing Company stock will receive for each share of First Shares common stock approximately .55 shares of Company common stock and approximately $4.00 in cash, based on a stock exchange pro ration factor of .7293141, an exchange ratio of .75 and a cash payment of $14.80. Cash will be paid for fractional shares in an amount determined by multiplying the fractional interest by $19.73.

In the aggregate, the Company issued 878,685 shares of common stock in the transaction and paid cash in the aggregate of approximately $17.3 million. The cash consideration was derived from borrowings by Lincoln Bank that were paid to the Company in the form of dividend distributions and borrowings by the Company under its line of credit.

In addition, options for 31,500 shares of First Shares common stock were purchased at the closing of the transaction by the Company for an aggregate of $329,490 in cash. Moreover, options for an aggregate of 93,186 Company shares with an average option price per share of $7.42 were exchanged for options for 124,250 shares of First Shares common stock with an average option price of $5.56 per share.

On August 2, 2004, First Bank merged into Lincoln Bank. The transaction was approved by the shareholders of the Company and First Shares as well as regulatory authorities. Total assets of Lincoln after the merger are approximately $815 million.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company was organized in September 1998. On December 30, 1998, it acquired the common stock of Lincoln upon the conversion of Lincoln from a federal mutual savings bank to a federal stock savings bank.

Lincoln Bank was originally organized in 1884 as Ladoga Federal Savings and Loan Association, located in Ladoga, Indiana. In 1979 Ladoga Federal merged with Plainfield First Federal Savings and Loan Association, a federal savings and loan association located in Plainfield, Indiana which was originally organized in 1896. Following the merger, the Bank changed its name to Lincoln Federal Savings and Loan Association and, in 1984, adopted the name, Lincoln Federal Savings Bank. On September 26, 2000, the Company acquired Citizens Bancorp
("Citizens"), the holding company of Citizens Savings Bank of Frankfort ("Citizens Savings"), a federally chartered savings bank. Citizens was merged into the Company and Citizens Savings was merged into the Bank. Citizens Loan and Service Corporation ("CLSC"), a wholly-owned subsidiary of Citizens Savings, continues as a subsidiary of Lincoln. Lincoln currently conducts its business from nine full-service offices located in Hendricks, Montgomery, Clinton, Johnson and Morgan Counties, Indiana, with its main office located in Plainfield. On September 1, 2003, the Bank adopted the name Lincoln Bank.

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

Lincoln currently owns three subsidiaries. First, LF Service, whose assets consist of an investment in Family Financial Holdings, Inc. ("Family Financial") and in Bloomington Housing Associates, L.P. ("BHA"). Family Financial primarily engages in retail sales of insurance products in connection with loans originated by its shareholder financial institutions. BHA is an Indiana limited partnership that was organized to construct, own and operate a 130-unit apartment complex in Bloomington, Indiana (the "BHA Project"). Development of the BHA Project was completed in 1993 and the project is performing as planned. Second, CLSC, which primarily engages in the purchase and development of tracts of undeveloped land. Because CLSC engages in activities that are not permissible for a national bank, OTS regulations prohibit Lincoln from including its investment in CLSC in its calculation of regulatory capital. CLSC purchases undeveloped land, constructs improvements and infrastructure on the land, and then sells lots for residential home construction. Third, LF Portfolio, which is located in Nevada, holds and manages a significant portion of Lincoln's investment portfolio.

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


Financial Condition

Assets totaled $581.2 million at June 30, 2004, a decrease from December 31, 2003 of $10.5 million. This decline occurred in cash and interest-bearing deposits at other banks, down $10.7 million from yearend 2003. Additionally net loans declined by $10.4 million and investment securities available for sale increased $9.3 million. This was the result of the securitization of $27.0 million of mortgage loans into investment securities and their transfer to the Bank's investment portfolio offset by growth in other loan categories and maturity of other investment securities. Excess cash was used to pay Federal Home Loan Bank advances down $8.7 million.

Deposits totaled $317.6 million at June 30, 2004, a decrease of $4.2 million from December 31, 2003. No major changes occurred in any deposit category from December 31, 2003 to June 30, 2004. Federal Home Loan Bank advances decreased $8.7 million to $176.0 million as a result of the payoff of advances utilizing excess cash.

Shareholders' equity increased $1.3 million from December 31, 2003 to June 30, 2004. The increase was a result of net income of $1.7 million, stock options exercised of $238,000, Employee Stock Ownership Plan shares earned of $322,000 and unearned compensation amortization of $264,000. These increases were partially offset by cash dividends of $1.1 million and an increase in unrealized losses on investment securities available for sale of $193,000.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2004 and
2003

Net income for the second quarter ended June 30, 2004 was $936,000, or $.24 for basic and $.23 for diluted earnings per share. This compared to net income for the comparable period in 2003 of $1,037,000, or $.27 for basic and $.26 for diluted earnings per share. Return on assets was .64% and return on equity was 4.62% for the second quarter of 2004 compared to .75% and 5.25%, respectively, for the same period last year.

Net interest income for the second quarter of 2004 was $3,904,000 compared to $3,895,000 for the same period in 2003. Net interest margin was 2.79% for the three-month period ended June 30, 2004 compared to 2.96% for the same period in 2003. The average yield on earning assets decreased .52% for the second quarter of 2004 compared to the same period in 2003. The average cost of interest-bearing liabilities decreased .42% from the second quarter of 2003 to the second quarter of 2004. This decreased spread from 2.50% for the 2003 period to 2.40% for the 2004 period, or .10%.

The Bank's provision for loan losses for the second quarter 2004 was $223,000 compared to $269,000 for the same period in 2003. Non-performing loans to total loans at June 30, 2004 were .95% compared to .43% at December 31, 2003, while non-performing assets to total assets were .85% at June 30, 2004 compared to ..46% at December 31, 2003. The increase in non-performing loans at June 30, 2004, was the result of loans to two large commercial real estate borrowers being placed in nonaccrual status. In addition, the securitization of mortgage loans discussed above removed $27.0 million of performing loans from the loan portfolio resulting in a higher concentration of non-performing loans. The loans to the two commercial real estate borrowers total $3.5 million and are well secured. Only one loan in the amount of $149,000 was past due more than ninety days. We do not anticipate a loss in principal on the loans. Additional reserves
were   provided  in  the   allowance   for  loan  losses  for  the  increase  in
non-performing loans, however, this was partially offset by a reduction in reserves for residential mortgages due to the securitization of mortgages discussed above. The allowance for loan losses as a percentage of loans at June 30, 2004 was .89% compared to .80% at December 31, 2003.

Other income for the three months ended June 30, 2004 was $801,000 compared to $1,126,000 for the same quarter of 2003. The decrease in other income was primarily related to the decrease in net realized and unrealized gains on sale of loans. Net realized and unrealized gains on sale of loans were $68,000, down from $412,000 during the same period in 2003. The decrease in gain on sale of loans was the result of selling fewer loans and at a lower price than during the second quarter of 2004 compared to the same quarter in 2003. Proceeds from loan sales were $4,147,000 for the second quarter of 2004 compared to $12,994,000 for the second quarter of 2003. The decline in loan sales was a product of a decline in refinancing activity and a policy change made in 2003 to retain certain types of residential loan production that had previously been sold in the secondary market. The decision to sell or retain loans is evaluated regularly depending on the Bank's interest rate sensitivity and excess investable funds.

Other expenses were $3,221,000 for the three months ended June 30, 2004 compared to $3,354,000 for the same three month period of 2003, a decrease of $133,000.

Income tax expense was approximately 26% of pretax income for the second quarter of 2004 and 2003.


Comparison of Operating Results for the Six Months Ended June 30, 2004 and 2003

Net income for the six-month period ended June 30, 2004 was $1,748,000, or $.44 for basic and $.43 for diluted earnings per share. This compared to $1,940,000 or $.49 for basic and $.47 for diluted earnings per share for the same period of 2003. Return on average assets was .59% and return on average equity was 4.33% compared to .72% and 4.87%, respectively, for same period ended June 30, 2003.

Net interest income year-to-date through June 30, 2004 was $7,933,000 compared to $7,735,000 for the same period in 2003. Net interest margin was 2.83% through June 30, 2004 down from 3.01% for the same six-month period one year ago. Net interest income was down from one year age as a result of declining margins and reduced spreads.

The provision for the first six months of 2004 was $423,000 compared to $434,000 last year for the same six-month period.

Other income for the six months ended June 30, 2004 was $1,472,000 compared to $1,988,000 during the same period in 2003. The decline in other income was primarily the result of $525,000 less net realized and unrealized gains on sale of loans down from $663,000 during the six-month period ended June 30, 2003 to $138,000 for the same period in 2004. As stated previously, the decrease in gain on sale of loans was the result of selling fewer loans and at a lower price than during 2004 compared to same period in 2003. Proceeds from loan sales were $8,759,000 during the first six months of 2004 as compared to $21,853,000 during the comparable 2003 period.

Other expenses for the six months ended June 30, 2004 were $6,662,000 compared to $6,714,000 for the same period last year.

Income tax expense was approximately 25% of pretax income for the six months ended June 30, 2004 and 2003.


Asset Quality

The Company currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Lincoln's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies on the loans are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Lincoln had $9.7 million and $5.2 million of loans classified as special mention as of June 30, 2004 and December 31, 2003, respectively. In addition, Lincoln had $4.1 million and $2.5 million of loans classified as substandard at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004 and December 31, 2003, no loans were classified as doubtful or loss. At June 30, 2004, and December 31, 2003, respectively, non-accrual loans were $4.0 million and $1.6 million. At June 30, 2004 and December 31, 2003, respectively, accruing loans delinquent 90 days or more totaled $57,000 and $272,000. At June 30, 2004 and December 31, 2003, the allowance for loan losses was $3.8 million and $3.5 million, respectively or approximately .89% and .80% of loans, including loans held for sale, respectively.


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

Pursuant to OTS capital regulations in effect at June 30, 2004, savings associations were required to maintain a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and a total risk-based capital to risk-weighted assets ratio of 8%. At June 30, 2004, Lincoln's capital levels exceeded all applicable regulatory capital requirements in effect as of that date.


Recent Development

On August 2, 2004, the Company announced the completion of the acquisition of First Shares Bancorp, Inc., and of First Bank, as discussed in Note 4 to the Financial Statements.


Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of March 31, 2004 and 2003, is an analysis performed by the OTS of Lincoln's interest rate risk as measured by changes in Lincoln's net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 100 basis points.

                                 March 31, 2004
                                 --------------
                                  Net Portfolio Value                       NPV as % of PV of Assets
    Changes
    In Rates         $ Amount         $ Change           %Change            NPV Ratio           Change
    --------         --------         ---------          -------            ---------           ------
                                          (Dollars in thousands)
    +300 bp           $57,463         $(15,678)           (21)%               10.08%           (204) bp
    +200 bp            64,278           (8,863)           (12)                11.04            (107) bp
    +100 bp            70,145           (2,996)            (4)                11.81             (30) bp
       0 bp            73,141                                                 12.12
    -100 bp            70,819           (2,322)            (3)                11.61             (50) bp



                                 March 31, 2003
                                 --------------
                                Net Portfolio Value                       NPV as % of PV of Assets
   Changes
   In Rates          $ Amount         $ Change           %Change            NPV Ratio           Change
   --------          --------         ---------          -------            ---------           ------
                                        (Dollars in thousands)
    +300 bp           $64,069         $(13,093)           (17)%               12.17%           (162) bp
    +200 bp            70,557           (6,605)            (9)                13.10             (69) bp
    +100 bp            75,789           (1,373)            (2)                13.77              (2) bp
       0 bp            77,162                                                 13.78
    -100 bp            75,933           (1,229)            (2)                13.38             (40) bp




Management believes at March 31, 2004 and June 30, 2004 there have been no material changes in Lincoln's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7A of the Company's Annual Report on Form 10-K for the period ended December 31, 2003.


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


Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          The Company announced a stock repurchase program on April 23, 2003, and up to 127,963 additional shares may still be repurchased under that program. No shares were repurchased during the quarter ended June 30, 2004. The repurchase program does not have an expiration date.


Item 3. Defaults Upon Senior Securities.

          None.


Item 4. Submission of Matters to Vote of Security Holders.

          No matter was submitted to a vote of the Company's shareholders during the second quarter of 2003.


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

     (b) Lincoln Bancorp filed one Current Report on Form 8-K during the quarter ended June 30, 2004:

          (1)  Date of report: April 23, 2004

               Items reported:  News release dated April 21, 2004 regarding the announcement of results of operations for the quarter ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 LINCOLN BANCORP




Date:  August 16, 2004              By: /s/ T. Tim Unger
                                        ----------------------------------------
                                        T. Tim Unger
                                        President and Chief Executive Officer



Date:  August 16, 2004              By: /s/ John M. Baer
                                        ----------------------------------------
                                        John M. Baer
                                        Treasurer