Form 10-Q
period 2004-09-30
LINCOLN BANCORP /IN/
filed 2004-11-15
CIK 1070259

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004 OR

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

The number of shares of the Registrant's common stock, without par value, outstanding as of September 30, 2004 was 5,340,638.

                         LINCOLN BANCORP AND SUBSIDIARY
                                    FORM 10-Q

                                      INDEX

                                                                        Page No.

FORWARD LOOKING STATEMENT                                                    3

PART I.  FINANCIAL INFORMATION                                               4

Item 1.  Financial Statements                                                4

            Consolidated Condensed Balance Sheets                            4

            Consolidated Condensed Statements of Income                      5

            Consolidated Condensed Statements of Comprehensive Income        6

            Consolidated Condensed Statement of Shareholders' Equity         7

            Consolidated Condensed Statements of Cash Flows                  8

            Notes to Unaudited Consolidated Condensed Financial Statements   9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk         18

Item 4.  Controls and Procedures                                            19


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  19
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        19
Item 3.  Defaults Upon Senior Securities                                    19
Item 4.  Submission of Matters to a Vote of Security Holders                20
Item 5.  Other Information                                                  20
Item 6.  Exhibits                                                           20

SIGNATURES                                                                  21

EXHIBITS

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


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                                    LINCOLN BANCORP AND SUBSIDIARY
                                                 Consolidated Condensed Balance Sheets


                                                                                   September 30,         December 31,
                                                                                        2004                 2003
                                                                                --------------------- --------------------
                                                                                      (Unaudited)
  Assets
       Cash and due from banks                                                  $    10,925,518         $   1,946,033
       Short-term interest-bearing demand deposits in other banks                    20,699,111            14,829,890
       Federal funds sold                                                             7,032,000                    --
                                                                                --------------------- --------------------
           Cash and cash equivalents                                                 38,656,629            16,793,923
       Investment securities
           Available for sale                                                       116,309,211            94,136,926
           Held to maturity (market value $1,695,000 and $1,745,000)                  1,695,000             1,745,000
                                                                                --------------------- --------------------
                Total investment securities                                         118,004,211            95,881,926
       Loans held for sale                                                            3,841,536               354,900
       Loans, net of allowance for loan losses of $5,645,660 and $3,532,475         586,378,878           437,671,971
       Premises and equipment                                                        13,072,534             7,647,150
       Investments in limited partnerships                                            1,150,777             1,249,777
       Federal Home Loan Bank stock                                                  10,317,100             9,270,200
       Interest receivable                                                            3,094,860             2,441,270
       Goodwill                                                                      23,796,216             1,563,594
       Core deposit intangible                                                        4,212,849               634,148
       Cash surrender value life insurance                                           17,576,346            12,506,227
       Other assets                                                                   8,765,495             5,670,164
                                                                                --------------------- --------------------

           Total assets                                                         $   828,867,431         $ 591,685,250
                                                                                ===================== ====================

  Liabilities
       Deposits
           Noninterest-bearing                                                  $    39,953,186          $ 17,175,958
           Interest-bearing                                                         497,937,376           304,663,176
                                                                                --------------------- --------------------
                Total deposits                                                      537,890,562           321,839,134
       Borrowings                                                                   182,043,465           184,692,618
       Interest payable                                                               1,355,582               913,705
       Other liabilities                                                              6,308,709             5,013,042
                                                                                --------------------- --------------------
           Total liabilities                                                        727,598,318           512,458,499
                                                                                --------------------- --------------------

  Commitments and Contingencies

  Shareholders' Equity
       Common stock, without par value
           Authorized - 20,000,000 shares
           Issued and outstanding - 5,340,638 and 4,411,891 shares                   62,919,163            43,383,386
       Retained earnings                                                             41,980,327            40,526,766
       Accumulated other comprehensive gain (loss)                                      513,599                (8,118)
       Unearned recognition and retention plan (RRP) shares                            (638,386)             (918,983)
       Unearned employee stock ownership plan (ESOP) shares                          (3,505,590)           (3,756,300)
                                                                                --------------------- --------------------
           Total shareholders' equity                                               101,269,113            79,226,751
                                                                                --------------------- --------------------

           Total liabilities and shareholders' equity                           $   828,867,431         $ 591,685,250
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



                                                    LINCOLN BANCORP AND SUBSIDIARY
                                              Consolidated Condensed Statements of Income
                                                              (Unaudited)

                                                               Three Months Ended                    Nine Months Ended
                                                                   September 30,                         September 30,
                                                        ------------------ ------------------ ----------------- ------------------
                                                              2004               2003               2004              2003
                                                        ------------------ ------------------ ----------------- ------------------
Interest Income
     Loans, including fees                                  $ 8,022,734        $ 6,549,026        $21,313,964       $19,125,978
     Investment securities                                      992,319            866,764          2,287,644         2,962,482
     Deposits with financial institutions                        79,097             22,345            105,173           129,846
     Dividend income                                            113,692            103,523            324,908           325,803
                                                        ------------------ ------------------ ----------------- ------------------
         Total interest and dividend income                   9,207,842          7,541,658         24,031,689        22,544,109
                                                        ------------------ ------------------ ----------------- ------------------

Interest Expense
     Deposits                                                 1,965,247          1,592,419          4,792,084         4,880,658
     Federal Home Loan Bank advances                          2,075,825          2,042,617          6,139,914         6,021,573
     Other borrowings                                            14,436                 --             14,436                --
                                                        ------------------ ------------------ ----------------- ------------------
         Total interest expense                               4,055,508          3,635,036         10,946,434        10,902,231
                                                        ------------------ ------------------ ----------------- ------------------

Net Interest Income                                           5,152,334          3,906,622         13,085,255        11,641,878
     Provision  for loan losses                                 116,035            188,635            539,488           622,798
                                                        ------------------ ------------------ ----------------- ------------------
Net Interest Income After Provision for Loan Losses           5,036,299          3,717,987         12,545,767        11,019,080
                                                        ------------------ ------------------ ----------------- ------------------

Other Income
     Service charges on deposit accounts                        495,576            228,126          1,014,566           635,807
     Net realized and unrealized gains on loans                 180,312             74,619            318,719           737,708
     Net realized losses on sales of
        available-for-sale securities                                --                 --                 --           (34,824)

     Point of sale income                                       114,276             79,854            303,540           233,370
     Loan servicing fees                                         96,099             92,230            260,805           297,311
     Increase in cash value of life insurance                   162,892            141,843            416,279           471,306
     Equity in losses of limited partnerships                   (33,000)           (33,000)           (99,000)         (105,000)
     Other income                                               154,036            161,188            427,192           496,806
                                                        ------------------ ------------------ ----------------- ------------------
         Total other income                                   1,170,191            744,860          2,642,101         2,732,484
                                                        ------------------ ------------------ ----------------- ------------------

Other Expenses
     Salaries and employee benefits                           2,399,065          1,818,628          5,894,589         5,262,858
     Net occupancy expenses                                     310,621            199,685            778,159           612,945
     Equipment expenses                                         290,625            211,219            698,676           691,336
     Advertising and business development                       132,950            104,972            368,172           314,429
     Data processing fees                                       439,398            304,746          1,175,853           955,297
     Professional fees                                          118,995             90,465            353,582           291,582
     Director and committee fees                                 88,671             66,848            179,061           203,222
     Other expenses                                             861,196            522,054          1,855,205         1,700,728
                                                        ------------------ ------------------ ----------------- ------------------
         Total other expenses                                 4,641,521          3,318,617         11,303,297        10,032,397
                                                        ------------------ ------------------ ----------------- ------------------

Income Before Income Tax                                      1,564,969          1,144,230          3,884,571         3,719,167
     Income tax expense                                         379,964            306,220            951,619           941,087
                                                        ------------------ ------------------ ----------------- ------------------

Net Income                                               $    1,185,005      $     838,010      $   2,932,952     $   2,778,080
                                                        ================== ================== ================= ==================

Basic earnings per share                                 $         .26       $        .21       $        .70      $        .70
Diluted earnings per share                                         .25                .20                .68               .68
Dividends per share                                                .13                .12                .39               .36


                                       5



                                                   LINCOLN BANCORP AND SUBSIDIARY
                                     Consolidated Condensed Statements of Comprehensive Income
                                                            (Unaudited)



                                                                      Three Months Ended                  Nine Months Ended
                                                                         September 30,                      September 30,
                                                               ----------------- ---------------- ----------------- ----------------
                                                                     2004             2003              2004             2003
                                                               ----------------- ---------------- ----------------- ----------------
Net Income                                                       $ 1,185,005        $ 838,010       $ 2,932,952      $ 2,778,080
Other comprehensive income, net of tax
      Unrealized losses on securities available for sale

          Unrealized holding gains (losses) arising during
          the period, net of tax expense (benefit) of
          $402,104, $(101,011), $302,969 and $(367,596)              714,282         (196,083)          521,717         (699,829)
          Less:  Reclassification adjustment for losses
          included in net income, net of tax benefit of
          $11,840                                                          -                -                 -          (22,984)
                                                               ----------------- ---------------- ----------------- ----------------

                                                                     714,282         (196,083)          521,717         (676,845)
                                                               ----------------- ---------------- ----------------- ----------------

 Comprehensive income                                            $ 1,899,287        $ 641,927       $ 3,454,669      $ 2,101,235
                                                               ================= ================ ================= ================



See notes to consolidated condensed financial statements.




                                       6

                                                    LINCOLN BANCORP AND SUBSIDIARY
                                       Consolidated Condensed Statement of Shareholders' Equity
                                             For the Nine Months Ended September 30, 2004
                                                              (Unaudited)




                                        Common Stock                        Accumulated
                                --------------------------                    Other                         Unearned
                                   Shares                    Retained     Comprehensive      Unearned         ESOP
                                Outstanding      Amount      Earnings      Gain (Loss)     Compensation      Shares       Total
                                ------------ ------------- ------------- ---------------- -------------- ------------- -------------

Balances, January 1, 2004         4,411,891   $43,383,386   $40,526,766      $ (8,118)      $(918,983)    $(3,756,300) $ 79,226,751

  Net income for the period                                   2,932,952                                                   2,932,952
  Unrealized gains (losses) on
    securities, net of
    reclassification adjustment                                               521,717                                       521,717
  Stock options exercised            50,062       604,564                                                                   604,564
  Shares issued in
    acquisition, net of cost        878,685    18,931,213                                                                18,931,213
  ESOP shares earned                                            227,059                                       250,710       477,769
  Amortization of unearned
    compensation expense                                         (8,972)                      280,597                       271,625
  Cash dividends ($.39
    per share)                                               (1,697,478)                                                 (1,697,478)
                                ------------ ------------- ------------- ---------------- --------------  ------------ -------------

Balances, September 30, 2004      5,340,638   $62,919,163   $41,980,327     $ 513,599       $(638,386)    $(3,505,590) $101,269,113
                                ============ ============= ============= ================ ==============  ============ =============




See notes to consolidated condensed financial statements.



                                                    LINCOLN BANCORP AND SUBSIDIARY
                                            Consolidated Condensed Statements of Cash Flows
                                                              (Unaudited)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                         -------------------- -------------------
                                                                                               2004                2003
                                                                                         -------------------- -------------------
  Operating Activities
       Net income                                                                        $   2,932,952        $   2,778,080
       Adjustments to reconcile net income to net cash provided by (used in)
        operating activities
         Provision for loan losses                                                             539,488              622,798
         Investment securities accretion, net                                                  351,165              166,912
         Investment securities losses                                                               --               34,824
         Loans originated for sale in the secondary market                                 (22,915,420)         (23,714,904)
         Proceeds from sale of loans in the secondary market                                19,693,303           27,086,101
         Gain on sale of loans                                                                (318,719)            (737,708)
         Amortization of net loan origination fees                                            (209,625)            (520,467)
         Depreciation and amortization                                                         639,200              541,750
         Amortization of unearned compensation expense                                         271,625              459,573
         ESOP shares earned                                                                    477,769              469,009
         Net change in:
           Interest receivable                                                                  69,757             (188,418)
           Interest payable                                                                    209,529              (61,694)
         Other adjustments                                                                  (1,501,280)          (1,222,371)
                                                                                         -------------------- -------------------
                Net cash provided by operating activities                                      239,744            5,713,485
                                                                                         -------------------- -------------------

  Investing Activities
       Purchases of securities available for sale                                          (86,893,910)         (39,234,451)
       Proceeds from sales of securities available for sale                                         --            1,950,580
       Proceeds from maturities of securities available for sale                           104,987,196           42,376,558
       Proceeds from maturities of securities held to maturity                                  50,000               35,000
       Net change in loans                                                                 (21,383,619)         (76,636,447)
       Purchases of property and equipment                                                  (3,072,261)            (660,162)
       Proceeds from sale of foreclosed real estate                                            725,184             143,028
       Net cash received in acquisition of First Shares Bancorp                             11,680,842                   --
       Other investing activities                                                                1,365                   --
                                                                                         -------------------- -------------------
                Net cash provided by (used in) investing activities                          6,094,797          (72,025,894)
                                                                                         -------------------- -------------------

  Financing Activities
       Net change in
          Noninterest-bearing, interest-bearing demand, money market and                    23,596,819           46,803,406
           savings deposits
          Certificates of deposit                                                            9,319,611            7,792,491
       Proceeds from FHLB advances                                                           1,292,458           31,000,000
       Repayment of FHLB advances                                                           67,250,000          (26,000,000)
       Payment on note payable to limited partnership                                      (85,300,000)            (248,501)
       Dividends paid                                                                          404,604           (1,480,044)
       Exercise of stock options                                                            (1,577,391)             594,389
       Purchase of common stock                                                                     --           (6,083,849)
       Net change in advances by borrowers for taxes and insurance                             542,064            1,066,959
                                                                                         -------------------- -------------------
                Net cash provided by financing activities                                   15,528,165           53,444,851
                                                                                         -------------------- -------------------

  Net Change in Cash and Cash Equivalents                                                   21,862,706          (12,867,558)

  Cash and Cash Equivalents, Beginning of Period                                            16,793,923           27,298,093
                                                                                         -------------------- -------------------

  Cash and Cash Equivalents, End of Period                                               $  38,656,629        $  14,430,535
                                                                                         ==================== ===================

  Additional Cash Flows and Supplementary Information
       Interest paid                                                                     $  10,736,906        $  10,963,925
       Income tax paid                                                                         532,000            1,245,000
       Loan balances transferred to foreclosed real estate                                   1,619,265              577,965
       Securitization of loans                                                              25,756,736                   --

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

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at September 30, 2004, and for the three and nine months ended September 30, 2004 and 2003, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the three-month and nine-month periods ended September 30, 2004, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2003, has been derived from the audited consolidated balance sheet of the Company as of that date.



Note 2:  Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.


                                                 Three Months Ended                         Three Months Ended
                                                 September 30, 2004                         September 30, 2003
                                                 ------------------                         ------------------
                                                  Weighted            Per                         Weighted      Per
                                                   Average           Share                         Average     Share
                                      Income       Shares           Amount           Income        Shares      Amount
                                      ------      --------          ------           ------       --------    -------
     Basic earnings per share
       Income available to
       common shareholders             $1,185,005    4,610,144         $ .26         $838,010     3,944,284       $ .21
                                                                   =========                                 ==========

     Effect of dilutive RRP
     awards and stock options                          141,727                                      148,694
                                   -----------------------------                -----------------------------
     Diluted earnings per share
       Income available to
       common shareholders and
       assumed conversions
                                       $1,185,005    4,751,871         $ .25         $838,010     4,092,978       $ .20
                                   =========================================    =======================================






                                                 Nine Months Ended                          Nine Months Ended
                                                 September 30, 2004                         September 30, 2003
                                                 ------------------                         ------------------
                                                  Weighted            Per                         Weighted      Per
                                                   Average           Share                         Average     Share
                                      Income       Shares           Amount           Income        Shares      Amount
                                      ------      --------          ------           ------       --------    -------
     Basic earnings per share
       Income available to
       common shareholders             $2,932,952    4,178,243         $ .70       $2,778,080     3,946,873       $ .70
                                                                   =========                                 ==========

     Effect of dilutive RRP
     awards and stock options                          141,552                                      146,264
                                   -----------------------------                -----------------------------
     Diluted earnings per share
       Income available to
       common shareholders and
       assumed conversions
                                       $2,932,952    4,319,795         $ .68       $2,778,080     4,093,137       $ .68
                                   ============== ==========================    =======================================



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



                                                       Three Months     Three Months    Nine Months     Nine Months
                                                           Ended            Ended           Ended          Ended
                                                       September 30,    September 30,   September 30,  September 30,
                                                            2004             2003           2004            2003
                                                     -----------------------------------------------------------------
   Net income, as reported                              $1,185,005          $838,010      $2,932,952      $2,778,080
   Less:  Total stock-based employee compensation
      cost determined under the fair value based
      method, net of income taxes                           24,173            36,257          40,501         108,772
                                                     -----------------------------------------------------------------

   Pro forma net income                                 $1,160,832          $801,753      $2,892,451      $2,669,308
                                                     =================================================================

   Earnings per share:
       Basic - as reported                                  $  .26            $  .21          $  .70          $  .70
       Basic - pro forma                                       .25               .20             .69             .68
       Diluted - as reported                                   .25               .20             .68             .68
       Diluted - pro forma                                     .24               .20             .67             .65


Note 4:  Business Combination

On August 2, 2004, the Company acquired First Shares Bancorp, Inc., Greenwood, Indiana (First Shares), the holding company of First Bank, an Indiana commercial Bank. First Shares was merged with and into the Company and immediately thereafter, First Bank was merged into the Lincoln Bank.

On August 2, 2004, the Company issued 878,685 shares of common stock at a cost of approximately $18.9 million net of registration costs of approximately $90,000, and paid cash of approximately $17.3 million to First Shares' shareholders. The Company has also paid or accrued an additional $350,000 in merger related expenses. The cash consideration was derived from borrowings by Lincoln Bank that were paid to the Company in the form of dividend distributions and borrowings by the Company under its line of credit.

In addition, options for 31,500 shares of First Shares common stock were purchased at the closing of the transaction by the Company for an aggregate of $329,000 in cash. Moreover, options for an aggregate of 93,186 Company shares with an average option price per share of $7.42 were exchanged for options for 124,250 shares of First Shares common stock with an average option price of $5.56 per share.

The acquisition was accounted for under the purchase method of accounting, and accordingly, the net assets were recorded at their estimated fair values at the date of acquisition. Fair value adjustments on the assets and liabilities purchased are being amortized over the estimated useful lives of the related assets and liabilities. The excess of the purchase price over the estimated fair value of the underlying net assets of $22.2 million was allocated to goodwill and is not deductible for tax purposes. Additionally, core deposit intangibles of $3.8 million were recognized and are being amortized over 8.3 years using the 150% declining balance method. First Shares' results of operations and financial position were included in the Company's consolidated financial statements beginning August 2, 2004. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing valuations of certain assets and liabilities; thus, the allocation of the purchase price is subject to refinement.

                                                          (In thousands)

         Cash and cash equivalents                           $ 29,790
         Investment securities available for sale              14,145
         Loans, net of allowance for loan losses              154,927
         Premises and equipment                                 2,994
         Goodwill                                              22,233
         Core deposit intangible                                3,759
         Cash surrender value life insurance                    4,657
         Other assets                                           2,913
                                                         --------------
                  Total assets acquired                     $ 235,418
                                                         --------------

         Deposits                                           $ 183,227
         Borrowings                                            14,088
         Other liabilities                                      1,272
                                                         --------------
                  Total liabilities acquired                $ 198,587
                                                         --------------

                  Net assets acquired                        $ 36,831
                                                         ==============

The following pro forma information, including the effect of the purchase accounting adjustments, depicts the results of operations as though the merger had taken place at the beginning of each period.

                                     Three Months Ended       Nine Months Ended
                                        September 30,            September 30,
                                     2004         2003        2004         2003
                                     ----         ----        ----        ----
                                      (In thousands, except per share amounts)

     Net Interest Income            $ 5,913     $ 5,866     $ 17,890    $ 17,209
     Net Income (Loss)                   (3)        578        1,868       3,280
     Net Income (Loss) Per Share
              Basic                      --         .12          .38         .68
              Diluted                    --         .12          .37         .65

The pro forma results of operations do not purport to be indicative of the results which would actually have been obtained had the merger occurred on the date indicated or which may be obtained in the future. Included in the pro forma results for the three and nine months ended September 30, 2004 were approximately $585,000 and $1.3 million, net of tax, of nonrecurring expenses related to stock option compensation and acquisition expenses included in the financial results of First Shares.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company was organized in September 1998. On December 30, 1998, it acquired the common stock of Lincoln upon the conversion of Lincoln from a federal mutual savings bank to a federal stock savings bank.

Lincoln Bank was originally organized in 1884 as Ladoga Federal Savings and Loan Association, located in Ladoga, Indiana. In 1979 Ladoga Federal merged with Plainfield First Federal Savings and Loan Association, a federal savings and loan association located in Plainfield, Indiana which was originally organized in 1896. Following the merger, the Bank changed its name to Lincoln Federal Savings and Loan Association and, in 1984, adopted the name, Lincoln Federal Savings Bank. On September 1, 2003, the Bank adopted the name Lincoln Bank. On August 2, 2004, the Company acquired First Shares Bancorp, Inc., the holding company of First Bank, an Indiana commercial Bank. First Shares was merged with and into the Company and immediately thereafter, First Bank was merged into Lincoln Bank. Lincoln currently conducts its business from 16 full-service offices located in Hendricks, Johnson, Morgan, Clinton, Montgomery, and Brown Counties, Indiana, with its main office located in Plainfield.

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


Financial Condition

Assets totaled $828.9 million at September 30, 2004, an increase from December 31, 2003 of $237.2 million. The First Shares acquisition accounted for nearly the entire increase in assets as the First Shares assets acquired totaled approximately $235.4 million.

Deposits totaled $537.9 million at September 30, 2004, an increase of $216.1 million from December 31, 2003. First Shares provided $183.2 million of this increase with the remaining $32.9 million coming primarily from an increase in money market deposits and certificates of deposit. Excluding the deposits acquired from First Shares, money market deposits increased $24.7 million from December 31, 2003 to September 30, 2004 and certificates of deposit increased $9.3 million for the same period. Borrowed funds at September 30, 2004 decreased approximately $2.7 million to $182.0 million even after adding $14.1 million of borrowings due to the First Shares acquisition. Borrowings were reduced by available funds as a result of increased deposits.

Shareholders' equity increased $22.0 million from December 31, 2003 to September 30, 2004. The increase was primarily due to shares issued in connection with the acquisition of First Shares, net of costs, of approximately $18.9 million. In addition, shareholders' equity increased due to net income of $2.9 million, stock options exercised of $605,000, Employee Stock Ownership Plan shares earned of $478,000, unearned compensation amortization of $272,000 and an increase in unrealized gains on investment securities available for sale of $522,000. These increases were partially offset by cash dividends of $1.7 million.


Comparison of Operating Results for the Three Months Ended September 30, 2004 and 2003

Net income for the third quarter ended September 30, 2004 was $1,185,000, or $.26 for basic and $.25 for diluted earnings per share. This compared to net income for the comparable period in 2003 of $838,000, or $.21 for basic and $.20 for diluted earnings per share. Return on assets was .64% and return on equity was 5.03% for the third quarter of 2004 compared to .59% and 4.25%, respectively, for the same period last year.

Net interest income for the third quarter of 2004 was $5,152,000 compared to $3,907,000 for the same period in 2003. The increase was primarily due to the First Shares acquisition. Net interest margin was 3.02% for the three-month period ended September 30, 2004 compared to 2.89% for the same period in 2003. The average yield on earning assets decreased .18% for the third quarter of 2004 compared to the same period in 2003. The average cost of interest-bearing liabilities decreased .45% from the third quarter of 2003 to the third quarter of 2004. This increased net interest spread from 2.46% for the 2003 period to 2.73% for the 2004 period, or .27%. The acquisition of First Shares provided a boost to net interest margin with a spread of approximately 3.80% and margin of approximately 4.00% at the merger date.

The Bank's provision for loan losses for the third quarter of 2004 was $116,000 compared to $189,000 for the same period in 2003. Non-performing loans to total loans at September 30, 2004 were .68% compared to .43% at December 31, 2003, and non-performing assets to total assets were .74% at September 30, 2004 compared to .46% at December 31, 2003. The increase in non-performing loans at September 30, 2004, was the result of a $2.3 million commercial real estate loan being placed in nonaccrual status. This loan is secured by commercial real estate; however, the borrower has filed chapter 11 bankruptcy. It is anticipated that
the  final   disposition  of  the  debt  will  not  be  determined  until  2005.
Approximately $344,000 in reserves has been allocated to this credit. The increase in non-performing assets was the result of transferring a $1.1 million loan on a commercial property into other real estate owned. The allowance for loan losses as a percentage of loans at September 30, 2004 was .95% compared to ..80% at December 31, 2003. The increase of the allowance as a percentage of loans was in part the result of consolidating First Bank's allowance at 1.12% of loans into Lincoln's allowance for loan losses.

Other income for the three months ended September 30, 2004 was $1,170,000 compared to $745,000 for the same quarter of 2003. The increase in other income was primarily due to an increase in service charges on deposit accounts and gains on sale of loans. Service charges on deposit accounts were $496,000 for the third quarter of 2004 compared to $228,000 for the same period in 2003. This increase was partially the result of the First Shares acquisition and the Bank's efforts to increase the number of customers with checking accounts. However, the primary reason for the increase in service charge income was the introduction of Lincoln Advantage, the Bank's courtesy overdraft product introduced in the second quarter of 2004. Gains on sale of loans were $181,000 for the third quarter of 2004 compared to $75,000 for the same period in 2003. In the third quarter of 2003, the Company adopted a strategy to reduce the number of loans sold into the secondary market. The decision to sell or retain loans is evaluated regularly depending on the Bank's interest rate sensitivity.

Other expenses were $4,642,000 for the three months ended September 30, 2004 compared to $3,319,000 for the same three months of 2003, an increase of $1,323,000. The increase in the 2004 period was primarily from the acquisition of First Shares with an operating expense level of approximately $1.1 million for the two month period after the effective date of the merger on August 2, 2004. The expense level for First Shares was estimated based on First Bank's actual other operating expenses of $3.9 million for the first seven months of 2004. First Shares' holding company expenses were excluded from the estimate as these expenses were primarily related to the acquisition and other non-recurring expenses. Core deposit intangible amortization increased by $117,000 for the quarter ended September 30, 2004 to $140,000 from $23,000 for the same period in 2003 as a result of the First Shares acquisition. Other real estate owned expenses were $146,000 for the third quarter of 2004 compared to a net credit of $17,000 for the same period of 2003 or an increase of $163,000.

Income tax expense was approximately 24% of pretax income for the third quarter of 2004 compared to 27% for the same period in 2003.

Comparison of Operating Results for the Nine Months Ended September 30, 2004 and 2003

Net income for the nine-month period ended September 30, 2004 was $2,933,000, or $.70 for basic and $.68 for diluted earnings per share. This compared to $2,778,000, or $.70 for basic and $.68 for diluted earnings per share for the same period of 2003. For the nine months ended September 30, 2004, return on average assets was .61% and return on average equity was 4.59% compared to .67% and 4.67%, respectively, for same period in 2003.

Net interest income year-to-date through September 30, 2004 was $13,085,000 compared to $11,642,000 for the same period in 2003. Net interest income increased primarily due to the First Shares acquisition offset by a declining net interest margin. The Company's net interest margin was 2.91% for the nine months ended September 30, 2004 as compared to 2.97% for the same nine-month period one year ago.

The provision for loan losses for the first nine months of 2004 was $539,000 compared to $623,000 last year for the same period.

Other income for the nine months ended September 30, 2004 was $2,642,000 compared to $2,732,000 for the same period in 2003. The decline in other income was primarily the result of a $419,000 reduction in gains on sale of loans. Gains on sale of loans totaled $319,000 for the nine-month period ended September 30, 2004 compared to $738,000 for the same period in 2004. This decline was the result of less residential mortgage loan volume as the refinancing boom experienced in 2003 did not continue into 2004. This decline in gains on sale of loans was partially offset by an increase in service charges on deposit accounts, up $379,000 to $1,015,000 for the nine-month period ended September 30, 2004 from $636,000 for the same period in 2003.

Other expenses for the nine months ended September 30, 2004 were $11,303,000 compared to $10,032,000 for the same period last year. As discussed above, the First Shares acquisition was the primary reason for the increase.

Income tax expense was approximately 25% of pretax income for the nine months ended September 30, 2004 and 2003.


Asset Quality

The Company currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Lincoln's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies on the loans are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Lincoln had $10.9 million and $5.2 million of loans classified as special mention as of September 30, 2004 and December 31, 2003, respectively. In addition, Lincoln had $6.1 million and $2.5 million of loans classified as substandard at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004 and December 31, 2003, no loans were classified as doubtful or loss. At September 30, 2004, and December 31, 2003, respectively, non-accrual loans were $3.7 million and $1.6 million. At September 30, 2004 and December 31, 2003, respectively, accruing loans delinquent 90 days or more totaled $280,000 and $272,000. At September 30, 2004 and December 31, 2003, the allowance for loan losses was $5.6 million and $3.5 million, respectively or approximately .95% and .80% of loans, including loans held for sale, respectively.

Liquidity and Capital Resources

The Financial Regulatory Relief and Economic Efficiency Act of 2000, which was signed into law on December 27, 2000, repealed the former statutory requirement that all savings associations maintain an average daily balance of liquid assets in a minimum amount of not less than 4% or more than 10% of their withdrawable accounts plus short-term borrowings. The OTS adopted a rule that implemented this revised statutory requirement, although savings associations remain subject to the OTS regulation that requires them to maintain sufficient liquidity to ensure their safe and sound operation.

Pursuant to OTS capital regulations in effect at September 30, 2004, savings associations were required to maintain a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and a total risk-based capital to risk-weighted assets ratio of 8%. At September 30, 2004, Lincoln's capital levels exceeded all applicable regulatory capital requirements in effect as of that date.

Lincoln's previously announced intention to convert from a federally chartered savings bank to a state chartered commercial bank is expected to be completed in the first quarter of 2005.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of September 30, 2004 and 2003, is an analysis performed by the OTS of Lincoln's interest rate risk as measured by changes in Lincoln's net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 100 basis points.

                             September 30, 2004
                             ------------------
                  Net Portfolio Value             NPV as % of PV of Assets
 Changes
In Rates   $ Amount    $ Change       %Change       NPV Ratio     Change
--------   --------    --------       -------       ---------     ------
                       (Dollars in thousands)
+300 bp     $72,865    $(13,382)       (16)%           9.25%     (128) bp
+200 bp      78,753      (7,495)        (9)            9.86       (67) bp
+100 bp      83,576      (2,671)        (3)           10.33       (20) bp
   0 bp      86,248                                   10.53
-100 bp      83,952      (2,295)        (3)           10.17       (36) bp



                             September 30, 2003
                             ------------------
                  Net Portfolio Value             NPV as % of PV of Assets
 Changes
In Rates   $ Amount    $ Change       %Change       NPV Ratio     Change
--------   --------    --------       -------       ---------     ------
                       (Dollars in thousands)
+300 bp     $53,695    $(14,510)       (21)%           9.43%     (192) bp
+200 bp      60,118      (8,086)       (12)           10.35       (99) bp
+100 bp      65,319      (2,885)        (4)           11.04       (30) bp
   0 bp      68,204                                   11.34
-100 bp      66,410      (1,794)        (3)           10.92       (42) bp

Management believes at September 30, 2004, there have been no material changes in Lincoln's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7A of the Company's Annual Report on Form 10-K for the period ended December 31, 2003.


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


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          The Company announced a stock repurchase program on April 23, 2003, and up to 127,963 additional shares may still be repurchased under that program. No shares were repurchased during the quarter ended September 30, 2004. The repurchase program does not have an expiration date.


Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          On July 15, 2004, the Company held its Annual Meeting of the Shareholders, at which the following proposals were voted upon:

          (1) Merger Proposal. A total of 3,793,491 shares were represented in person or by proxy at the meeting. The shareholders approved the Agreement and Plan of Reorganization dated March 10, 2004 (the "Merger Agreement"), by and among Lincoln Bancorp, First Shares Bancorp, Inc., Lincoln Bank, a wholly-owned subsidiary of Lincoln, and First Bank, a wholly-owned subsidiary of First Shares. 2,315,547 shares were voted in favor of the merger, 164,403 shares were voted against the merger, 1,292,900 were broker non votes and 20,641 votes were withheld.

          (2) Election of Directors. W. Thomas Harmon was elected to the Board of Directors for a three-year term expiring in 2007. 3,603,754 shares were voted in favor of the election of the nominee and 189,737 votes were withheld. Jerry R. Holifield was elected to the Board of Directors for a three-year term expiring in 2007. 3,455,462 shares were voted in favor of the election of the nominee and 338,029 votes were withheld. John C. Milholland was elected to the Board of Directors for a three-year term expiring in 2007. 3,604,643 shares were voted in favor of the nominee and 188,848 votes were withheld.

          The term of office of the following directors of Lincoln Bancorp continued after the Annual Shareholder Meeting:

                  Name                         Term Expires In
                  ----                         ---------------

              Lester N. Bergum, Jr.                  2006
              Dennis W. Dawes                        2006
              T. Tim Unger                           2005
              John L. Wyatt                          2005
              David Mansfield                        2005

          Following consummation of the merger on August 2, 2004, three former directors of First Shares Bancorp - Jerry Engle, Frank A. Rogers and R.J. McConnell - were appointed to the Lincoln Bancorp Board of Directors.

Item 5.   Other Information

          None.


Item 6.   Exhibits

            Exhibits

                 31(1) Certification required by 17 C.F.R. Section 240.13a-14(a)

                 31(2) Certification required by 17 C.F.R. Section 240.13a-14(a)

                 32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     LINCOLN BANCORP



Date:   November 12, 2004            By: /s/ T. Tim Unger
                                         ---------------------------------------
                                         T. Tim Unger
                                         President and Chief Executive Officer



Date:   November  12, 2004           By: /s/ John M. Baer
                                         ---------------------------------------
                                         John M. Baer
                                         Secretary and Treasurer