Form 10-K
period 2004-12-31
LINCOLN BANCORP /IN/
filed 2005-03-31
CIK 1070259

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _______________

                      Commission File Number    000-25219


                                 LINCOLN BANCORP
             (Exact name of registrant as specified in its charter)


                  INDIANA                                  35-2055553
       (State or other Jurisdiction              (I.R.S. Employer Identification
     of Incorporation or Organization)                       Number)


 1121 E. Main Street, Plainfield, Indiana                     46168
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES _X_    NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). YES ___   NO _X_

The  aggregate   market  value  of  the   Registrant's   voting  stock  held  by
non-affiliates, as of June 30, 2004, was $58,958,000.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of March 1, 2005, was 5,396,403 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2004, are incorporated into Part II. Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated in Part I and Part III.

                            Exhibit Index on Page E-1
                               Page 1 of 41 pages


                                 LINCOLN BANCORP
                                    Form 10-K
                                      INDEX
                                                                                        Page
                                                                                        ----


FORWARD LOOKING STATEMENT                                                                3

PART I
         Item 1.   Business                                                              3
         Item 2.   Properties                                                           33
         Item 3.   Legal Proceedings                                                    35
         Item 4.   Submission of Matters to a Vote of Security Holders                  35
         Item 4.5. Executive Officers of the Registrant                                 35

PART II
         Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
                     and Issuer Purchases of Equity Securities                          36
         Item 6.  Selected Financial Data                                               36
         Item 7.  Management's Discussion and Analysis of Financial Condition and
                     Results of Operation                                               36
         Item 7A. Quantitative and Qualitative Disclosures About Market Risk            36
         Item 8.  Financial Statements and Supplementary Data                           36
         Item 9.  Changes in and Disagreements With Accountants on Accounting and
                     Financial Disclosure                                               36
         Item 9A. Controls and Procedures                                               36
         Item 9B. Other Information.                                                    37

PART III
         Item 10. Directors and Executive Officers of the Registrant                    37
         Item 11. Executive Compensation                                                37
         Item 12. Security Ownership of Certain Beneficial Owners and Management and
                     Related Stockholder Matters                                        38
         Item 13. Certain Relationships and Related Transactions                        38
         Item 14. Principal Accountant Fees and Services                                38

PART IV
         Item 15. Exhibits and Financial Statement Schedules                            39

SIGNATURES                                                                              40

EXHIBITS                                                                               E-1


                                       2

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


Item 1. Business
General

     Lincoln Bancorp (the "Holding Company") is an Indiana corporation organized in September 1998 to become a savings and loan holding company upon its acquisition of all the issued and outstanding capital stock of Lincoln Federal Savings Bank, which was renamed Lincoln Bank on September 1, 2003 ("Lincoln Bank" or the "Bank" and together with the Holding Company, the "Company"), in connection with the Bank's conversion from mutual to stock form. The Holding Company became the Bank's holding company on December 30, 1998. The principal asset of the Holding Company currently consists of 100% of the issued and outstanding shares of capital stock, $.01 par value per share, of the Bank. Lincoln Bank was originally organized in 1884 as Ladoga Federal Savings and Loan Association ("Ladoga Federal"), located in Ladoga, Indiana. In 1979, Ladoga Federal merged with Plainfield First Federal Savings and Loan Association, a federal savings and loan association located in Plainfield, Indiana which was originally organized in 1896. Following the merger, the Bank changed its name to Lincoln Federal Savings and Loan Association and, in 1984, changed its name to Lincoln Federal Savings Bank. On September 26, 2000, the Company acquired Citizens Bancorp ("Citizens"), the holding company of Citizens Savings Bank of Frankfort ("Citizens Savings"), a federally chartered savings bank. Citizens was merged into the Company and Citizens Savings was merged into the Bank. Citizens Loan and Service Corporation ("CLSC"), an Indiana corporation and wholly-owned subsidiary of Citizens Savings, continues as a subsidiary of the Bank. On August 2, 2004, the Holding Company completed the acquisition of First Shares Bancorp, Inc. ("First Shares") and its wholly-owned subsidiary First Bank, an Indiana commercial bank ("First Bank"). First Shares was merged into the Holding Company and First Bank was merged into Lincoln Bank. At December 31, 2004, Lincoln Bank conducted its business from 16 full service offices located in Hendricks, Montgomery, Clinton, Johnson, Brown and Morgan Counties, Indiana, with its main office located in Plainfield. The Bank's principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by first mortgage liens on one- to four-family residential real estate and commercial property. Lincoln Bank's deposit accounts are insured up to applicable limits required by the SAIF of the FDIC.

     Lincoln Bank offers a number of financial services, including: (i) one- to four-family residential real estate loans; (ii) commercial real estate loans;
(iii) real estate construction loans; (iv) land loans; (v) multi-family residential loans; (vi) consumer loans, including home equity loans, recreational vehicles and automobile loans; (vii) commercial loans; (viii) money market demand accounts ("MMDAs"); (ix) savings accounts; (x) checking accounts;
(xi) NOW accounts; (xii) certificates of deposit; and (xiii) financial planning.

Lending Activities


     The Bank has historically concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property and commercial real estate. One- to four-family residential mortgage loans continue to be a major focus of Lincoln Bank's loan origination activities, representing 32.0% of its total loan portfolio at December 31, 2004. Commercial real estate loans totaled approximately 24.7% of the Bank's total loan portfolio, and real estate construction loans totaled approximately 9.0% of Lincoln Bank's total loans as of December 31, 2004. Commercial loans were 12.1% of the loan portfolio while consumer loans were 18.5% of the loan portfolio at December 31, 2004. Lincoln Bank also offers commercial real estate loans, real estate construction loans, commercial and consumer loans. To a lesser extent, Lincoln Bank also offers multi-family loans and land loans.

     Loan Portfolio Data. The following table sets forth the composition of Lincoln Bank's loan portfolio (including loans held for sale) by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan fees and loans in process.

                                                                             At December 31,
                                     -----------------------------------------------------------------------------------------------
                                          2004                2003               2002                2001                2000
                                     ----------------   -----------------  -----------------    -----------------   ----------------
                                              Percent             Percent            Percent              Percent            Percent
                                                of                  of                  of                   of                 of
                                     Amount   Total     Amount    Total    Amount     Total     Amount     Total    Amount    Total
                                     ------   -----     ------    -----    ------     -----     ------     -----    ------    -----
                                                                          (Dollars in thousands)
TYPE OF LOAN
Real estate mortgage loans:
  One-to-four-family residential    $187,040   32.04%  $215,754   47.27%  $168,054    44.59%   $214,902    59.12%  $231,157   68.44%
  Multi-family                         5,797    0.99      5,301    1.16      5,553     1.47       5,795     1.59      2,606     .77
  Commercial real estate             144,288   24.72     96,079   21.05     80,753    21.43      52,176    14.35     31,784    9.41
  Construction                        52,630    9.02     50,580   11.08     50,147    13.30      26,681     7.34     24,843    7.36
  Land                                15,016    2.57      6,518    1.43      6,103     1.62       5,367     1.48      4,692    1.39
Commercial                            70,810   12.13     37,081    8.12     22,382     5.94       9,614     2.65      2,796     .83
Consumer loans:
  Home equity and second mortgages    59,835   10.25     38,747    8.49     35,234     9.35      37,724    10.38     32,572    9.64
  Other                               48,367    8.28      6,374    1.40      8,655     2.30      11,227     3.09      7,287    2.16
                                    --------  ------   --------  ------   --------   ------    --------   ------   --------  ------
    Gross loans receivable          $583,783  100.00%  $456,434  100.00%  $376,881   100.00%   $363,486   100.00%  $337,737  100.00%
                                    ========  ======   ========  ======   ========   ======    ========   ======   ========  ======

TYPE OF SECURITY
  One-to-four-family
    residential real estate         $274,647   47.05%  $284,194   62.26%  $228,429    60.61%   $266,682    73.37%  $278,379   82.43%
  Multi-family real estate             5,797    0.99      5,301    1.16      5,553     1.47       5,795     1.59      2,606     .77
  Commercial real estate             169,145   28.98    116,967   25.63    105,758    28.06      64,801    17.83     41,977   12.43
  Land                                15,016    2.57      6,518    1.43      6,103     1.62       5,367     1.48      4,692    1.39
  Deposits                             1,044    0.18        499    0.11        415     0.11         427      .12        856     .25
  Auto                                15,313    2.62      4,666    1.02      6,997     1.86       9,614     2.64      5,303    1.57
  Other security                     101,647   17.41     37,987    8.32     23,247     6.17      10,317     2.84      3,349     .99
  Unsecured                            1,174    0.20        302    0.07        379     0.10         483      .13        575     .17
                                    --------  ------   --------  ------   --------   ------    --------   ------   --------  ------
    Gross loans receivable           583,783  100.00    456,434  100.00    376,881   100.00     363,486   100.00    337,737  100.00
Deduct:
Allowance for loan losses              5,701    0.98      3,532    0.77      2,932     0.78       2,648      .73      2,367     .70
Deferred loan fees                    (1,543)  (0.26)      (213)  (0.05)       (63)   (0.02)        515      .14        936     .28
Loans in process                      12,442    2.13     15,088    3.31     17,744     4.71       5,307     1.46      8,243    2.44
                                    --------  ------   --------  ------   --------   ------    --------   ------   --------  ------
  Net loans receivable              $567,183   97.15%  $438,027   95.97%  $356,268    94.53%   $355,016    97.67%  $326,191   96.58%
                                    ========  ======   ========  ======   ========   ======    ========   ======   ========  ======

Mortgage Loans:
  Adjustable-rate                   $263,891   56.80%  $281,111   68.07%  $120,205    34.76%   $103,234    30.13%  $119,445   36.45%
  Fixed-rate                         200,714   43.20    131,869   31.93    225,638    65.24     239,411    69.87    208,209   63.55
                                    --------  ------   --------  ------   --------   ------    --------   ------   --------  ------
    Total                           $464,605  100.00%  $412,980  100.00%  $345,843   100.00%   $342,645   100.00%  $327,654  100.00%
                                    ========  ======   ========  ======   ========   ======    ========   ======   ========  ======

     The following table sets forth certain information at December 31, 2004, regarding the dollar amount of loans maturing in Lincoln Bank's loan portfolio based on the contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.


                                                                        Due During Years Ended December 31,
                                 Balance     -------------------------------------------------------------------------------------
                              Outstanding at                                        2008          2010         2015        2020
                               December 31,                                          to            to           to          and
                                  2004         2005        2006         2007        2009          2014         2019      following
                              -------------- --------     -------      ------      ------        ------       ------     ---------
                                                                              (In thousands)
Real estate mortgage loans:
  One- to four-family
    residential loans.          $187,040     $    359     $   364     $   597      $ 2,057      $ 22,923     $ 55,040     $105,700
  Multi-family loans               5,797           --          --         571        1,616         2,694          781          135
  Commercial real estate loans   144,288       15,548      10,579       8,638       25,459        32,804       23,273       27,987
  Construction loans              52,630       43,469       6,205       2,812          144            --           --           --
  Land loans                      15,016        6,593       1,774       4,334          419           408        1,488           --
Commercial loans                  70,810       40,235       3,803       5,077        8,817         8,414        2,443        2,021
Consumer loans:
  Installment  loans              47,323        2,650       1,443       4,017        9,617        11,409       16,915        1,272
  Loans secured by deposits        1,044          453         321         115          155            --           --           --
  Home equity loans and
    second mortgages              59,835        2,711         753         770        2,768        48,038        3,526        1,269
                                --------     --------     -------     -------      -------      --------     --------     --------
    Total consumer loans         108,202        5,814       2,517       4,902       12,540        59,447       20,441        2,541
                                --------     --------     -------     -------      -------      --------     --------     --------
      Total                     $583,783     $112,018     $25,242     $26,931      $51,052      $126,690     $103,466     $138,384
                                ========     ========     =======     =======      =======      ========     ========     ========



     The following table sets forth, as of December 31, 2004, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.

                                               Due After December 31, 2005
                                           -------------------------------------
                                           Fixed Rates  Variable Rates   Total
                                           -----------  --------------  -------
                                                        (In thousands)
Real estate mortgage loans:
  One- to four-family residential loans      $136,749     $  49,932     $186,681
  Multi-family loans                            2,958         2,839        5,797
  Commercial real estate loans                 61,810        66,930      128,740
  Construction loans                            9,161            --        9,161
  Land loans                                    8,423            --        8,423
Commercial loans                                   --        30,575       30,575
Consumer loans:
  Installment loans                            44,673            --       44,673
  Loans secured by deposits                       591            --          591
  Home equity loans and second mortgages       13,194        43,930       57,124
                                             --------      --------     --------
    Total Consumer Loans                       58,458        43,930      102,388
                                             --------      --------     --------
      Total Loans                            $277,559      $194,206     $471,765
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

     Lincoln Bank also offers adjustable-rate mortgage ("ARM") loans pegged to the one-, three- and five-year U.S. Treasury securities yield adjusted to a constant maturity. Lincoln Bank may offer discounted initial interest rates on ARM loans, but requires that the borrower qualify for the loan at the fully-indexed rate (the index rate plus the margin). A substantial portion of the ARM loans in the Bank's portfolio at December 31, 2004 provide for maximum rate adjustments per year and over the life of the loan of 2% and 6%, respectively. Lincoln Bank's residential ARM loans are amortized over terms up to 30 years.

     Lincoln Bank occasionally makes certain fixed-rate one- to four-family residential loans with the intent of pooling these loans into FHLMC mortgage-backed securities. During 2004 Lincoln Bank securitized $25.8 million of residential loans. No loans were securitized during 2003. During 2002 Lincoln Bank securitized $18.2 million of residential loans. At December 31, 2004, Lincoln Bank continued to hold in its investment portfolio approximately $30.9 million (amortized cost) of these securities that are backed by higher-yielding, fixed-rate mortgage loans that it originated.

     Lincoln Bank determines when it originates a one- to four-family residential loan whether it intends to hold the loan until maturity or sell it in the secondary market. Lincoln Bank generally sells on the secondary market all of the fixed-rate loans that it originates with terms more than 15 years that are written to FHLMC standards, and retains in its loan portfolio any loans that it originates that are not written to FHLMC standards. During the fourth quarter of 2002, the Bank amended its policy and stopped selling fixed-rate loans with maturity of 15 years or less. During the first and second quarter of 2003, the Bank retained some of the residential real estate loan volume with maturities greater than 15 years. This was in response to the severe decline in residential loans in the Bank's loan portfolio due to customer refinancing. During the third and fourth quarters of 2004, the Bank sold the majority of all fixed and variable rate real estate loans. Lincoln Bank retained the servicing rights on nearly all the loans that it sold prior to the acquisition of First Bank in August 2004. Currently, the majority of loan production is sold with servicing released. Customers are given an option to have local servicing, but at a slightly higher note rate.

     ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower also increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2004, approximately 26.8% of Lincoln Bank's one- to four-family residential loans had adjustable rates of interest.

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

     At December 31, 2004, approximately $187.0 million, or 32.0% of Lincoln Bank's portfolio of loans, consisted of one- to four-family residential loans. Approximately $1.4 million, or 0.7% of total residential loans, were included in non-performing assets as of that date.

     Commercial Real Estate and Multi-Family Loans. Lincoln Bank's commercial real estate loans are secured by churches, warehouses, office buildings, hotels and other commercial properties. Lincoln Bank generally issues commercial real estate loans as five-year balloon loans amortized over a 15- or 20-year period, with a fixed interest rate indexed primarily to a spread utilizing the five-year swap rate. At December 31, 2004 Lincoln Bank had $54.4 million in outstanding balloon loans secured by commercial and multi-family real estate. Lincoln Bank generally requires a Loan-to-Value Ratio of at least 80% on commercial real estate loans, although it may make loans with a higher Loan-to-Value Ratio on loans secured by owner-occupied commercial real estate or by multi-family residential properties.

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

     At December 31, 2004, Lincoln Bank's largest commercial real estate borrower had a single loan outstanding in the amount of $3.9 million which was secured by a hotel located in West Lafayette, Indiana. At December 31, 2004, approximately $144.3 million, or 24.7% of Lincoln Bank's total loan portfolio, consisted of commercial real estate loans. On the same date, there were $2.9 million in commercial real estate loans included in non-performing assets.

     At December 31, 2004, approximately $5.8 million, or 1.0% of Lincoln Bank's total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). Lincoln Bank writes multi-family loans on terms and conditions similar to its commercial real estate loans. The largest multi-family loan as of December 31, 2004, was $1.7 million and was secured by an apartment complex in Fortville, Indiana. On the same date, there were no multi-family loans included in non-performing assets.

     Multi-family loans, like commercial real estate loans, involve greater risk than do residential loans. Also, the loan-to-one-borrower limitation restricts Lincoln Bank's ability to make loans to certain developers of apartment complexes and other multi-family units.

     Construction Loans. Lincoln Bank offers construction loans to developers for the acquisition and development of residential and nonresidential real estate and to builders of one- to four-family residential properties. A significant portion of these loans are made on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer). At December 31, 2004, approximately $52.6 million, or 9.0% of Lincoln Bank's total loan portfolio, consisted of construction loans. Of these loans, approximately $17.2 million were for the acquisition and development of residential housing developments, $10.5 million financed the construction of one- to four-family residential properties and $24.9 million financed the construction of commercial real estate. As of December 31, 2004, Lincoln Bank's largest construction loan relationship had a balance of $3.1 million and was secured by a hotel in Lebanon, Indiana. Also on that date, no construction loans were included in non-performing assets.

     Construction loans on residential properties where the borrower has entered into a verifiable sales contract to a non-related party to purchase the completed home may be made with a maximum Loan-to-Value Ratio of the lesser of 90% of the price stipulated in the sales contract or 80% of the appraised value of the property. With respect to residential properties constructed on a speculative basis, Lincoln Bank generally requires a Loan-to-Value Ratio of 75% of the "as completed" appraised value of the property. Although speculative loans make up a significant percentage of Lincoln Bank's construction loan portfolio, Lincoln Bank generally will finance only two speculative construction projects per builder. Residential construction loans are generally written with a fixed rate of interest and for an initial term of six months. Lincoln Bank generally offers construction loans on commercial land development projects with a maximum Loan-to-Value Ratio of 75% of the appraised value of the property or 80% of the property's cost plus 80% of the cost of verifiable improvements to the property. The term of construction loans on commercial real estate properties generally do not exceed 12 months.

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

     Land Loans. At December 31, 2004, approximately $15.0 million, or 2.6% of Lincoln Bank's total loan portfolio, consisted of mortgage loans secured by undeveloped real estate. Lincoln Bank requires a maximum Loan-to-Value Ratio of 65% of the appraised value of the land or 90% of the cost of the undeveloped land for pre-development land acquisition loans. Lincoln Bank writes these loans for a maximum term of 12 months. At December 31, 2004, the Bank's largest land loan relationship totaled $0.5 million and was secured by a 3.8-acre commercial tract in Carmel, Indiana. At December 31, 2004, no land loans were included in non-performing assets.

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

     Consumer Loans. Lincoln Bank's consumer loans consist of variable- and fixed-rate home equity loans; lines of credit; automobile, recreational vehicle, boat and motorcycle loans; and loans secured by deposits. Lincoln Bank generally does not make indirect consumer loans. Consumer loans generally have shorter terms and higher yields than permanent residential mortgage loans. At December 31, 2004, Lincoln Bank's consumer loans aggregated approximately $108.2 million, or 18.5% of Lincoln Bank's total loan portfolio. Included in consumer loans at December 31, 2004 were $43.9 million of variable-rate home equity lines of credit. These variable-rate loans improve Lincoln Bank's exposure to interest rate risk.

     Lincoln Bank's home equity lines of credit and fixed-term loans are generally written for up to 90% of the available equity (the appraised value of the property less any first mortgage amount). Lincoln Bank's home equity and second mortgage loans were $59.8 million, or 10.3% of total loans at December 31, 2004. Lincoln Bank generally will write automobile loans for up to 100% of the acquisition price for a new automobile and up to the NADA retail value for a used automobile. New car loans are written for terms of up to 60 months and used car loans are written for terms up to 48 months, depending on the age of the car. Loans for recreational vehicles and boats are written for no more than 80% of the purchase price or "verified value," whichever is less, for a maximum term of 120 months and 84 months, respectively. Motorcycle loans are written for no more than 75% of the purchase price or "verified value" with a term not to exceed 48 months. All of Lincoln Bank's consumer loans have a fixed rate of interest except for home equity lines of credit, which are offered at a variable rate. At December 31, 2004, consumer loans in the amount of $0.3 million, or 0.2% of total consumer loans, were included in non-performing assets.

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

     Commercial Loans. Lincoln Bank offers commercial loans, which consist primarily of loans to businesses that are secured by assets other than real estate. As of December 31, 2004, commercial loans amounted to $70.8 million. Commercial loans generally bear greater risk than residential mortgage loans, depending on the ability of the underlying enterprise to repay the loan. Although commercial loans have not historically comprised a large portion of Lincoln Bank's loan portfolio, Lincoln Bank has increased the amount of loans it has made to small businesses in order to increase its rate of return and diversify its portfolio. As of December 31, 2004, $0.5 million, or 0.7%, of Lincoln Bank's commercial loans were included in nonperforming assets.

     Origination, Purchase and Sale of Loans. Historically, Lincoln Bank has confined its loan origination activities primarily to Hendricks, Montgomery, Clinton, Johnson and Morgan Counties. Lincoln Bank may from time to time make mortgage loans secured by property located outside of Indiana. Lincoln Bank's loan originations are generated from referrals from existing customers, real estate brokers, newspaper and periodical advertising.

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

     Lincoln Bank occasionally purchases participation interests in loans originated by other financial institutions in order to diversify its portfolio, supplement local loan demand and to obtain more favorable yields. The participations that Lincoln Bank purchases normally represent a portion of residential or commercial real estate loans originated by other Indiana financial institutions, most of which are secured by property located in Indiana. As of December 31, 2004, Lincoln Bank had $21.3 million of loan participations in its asset portfolio.

     The Bank occasionally sells participation interests in loans it originates in order to limit the risk on a specific credit or industry type or to remain within its self-imposed lending limit to a single borrower. The self-imposed lending limit for Lincoln Bank is currently $3 million. Loans above this limit require special Board of Director approval as an exception. Regulatory guidelines allow significantly higher lending limits. As of December 31, 2004, Lincoln Bank had $11.6 million of loan participations sold.

     The following table shows loan origination and repayment activity for Lincoln Bank during the periods indicated:

                                                              Year Ended December 31,
                                                       ----------------------------------
                                                         2004         2003          2002
                                                       -------       ------        ------
                                                                 (In thousands)

Gross loans receivable at beginning of period          $456,434     $376,881     $363,486
Loans Originated:
  Real estate mortgage loans:
    One-to-four family loans (1)                         83,305      141,409      130,367
    Multi-family loans                                      120           --          296
    Commercial real estate loans                         48,174       42,290       35,034
    Construction loans                                   32,984       56,696       34,990
    Land loans                                            9,986       13,947       10,987
  Commercial loans                                       17,383       17,401       14,546
  Consumer loans                                         27,581       31,849       30,569
                                                       --------     --------     --------
      Total originations                                219,533      303,592      256,789
                                                       --------     --------     --------
Purchases (sales) of participation loans, net           (68,264)     (19,771)     (93,530)
Loans from First Bank merger                            154,927           --           --
Reductions:
  Repayments and other deductions                       177,096      203,302      149,511
  Transfers from loans to real estate owned               1,751          966          353
                                                       --------     --------     --------
    Total reductions                                    178,847      204,268      149,864
                                                       --------     --------     --------
      Total gross loans receivable at end of period    $583,783     $456,434     $376,881
                                                       ========     ========     ========
----------------
(1)  Includes certain home equity loans.


     Lincoln Bank's total loan originations during the year ended December 31, 2004 totaled $219.5 million, compared to $303.6 million during the year ended December 31, 2003, and $256.8 million during the year ended December 31, 2002.

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

     Non-performing Assets. At December 31, 2004, $6.9 million, or .85%, of Lincoln Bank's total assets, were non-performing (including loans past due 90 days or more and non-accruing loans) compared to $2.7 million, or .46%, of its total assets at December 31, 2003. At December 31, 2004, residential loans accounted for $1.4 million of Lincoln Bank's non-performing assets, commercial real estate accounted for $2.9 million of its non-performing assets, commercial loans accounted for $0.5 million of its non-performing assets, and consumer loans accounted for $0.3 million of non-performing assets. Lincoln Bank had real estate owned ("REO") properties in the amount of $1.8 million as of December 31, 2004.

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



                                                            At December 31,
                                                ------------------------------------------
                                                 2004     2003     2002     2001     2000
                                                 ----     ----     ----     ----     ----
                                                          (Dollars in thousands)
Non-performing assets:
  Non-performing loans                          $5,084   $1,903   $2,043   $1,297   $2,263
  Troubled debt restructurings                      --       --       --       --       --
                                                ------   ------   ------   ------   ------
    Total non-performing loans                   5,084    1,903    2,043    1,297    2,263
  Foreclosed real estate                         1,804      825      213      356      103
                                                ------   ------   ------   ------   ------
  Total non-performing assets                   $6,888   $2,728   $2,256   $1,653   $2,366
                                                ======   ======   ======   ======   ======
Non-performing loans to total loans                .87%     .43%     .57%     .36%     .69%
Non-performing assets to total assets              .85%     .46%     .43%     .34%     .47%


     Interest income of $156,000 for the year ended December 31, 2004, was recognized on the non-performing loans summarized above. Interest income of $326,000 for the year ended December 31, 2004, would have been recognized under the original loan terms of these loans.

     At December 31, 2004, Lincoln Bank held loans delinquent from 30 to 89 days totaling $5.9 million. As of that date, Lincoln Bank was not aware of any other loans in which borrowers were experiencing financial difficulties and was not aware of any assets that would need to be disclosed as non-performing assets.

     Delinquent Loans. The following table sets forth certain information at December 31, 2004, 2003 and 2002, relating to delinquencies in Lincoln Bank's portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.

                            At December 31, 2004                 At December 31, 2003                  At December 31, 2002
                   ------------------------------------ ------------------------------------- --------------------------------------
                       30-89 Days       90 Days or More      30-89 Days     90 Days or More        30-89 Days        90 Days or More
                   ------------------ ----------------- ------------------ ------------------ -------------------  -----------------
                            Principal         Principal          Principal          Principal           Principal          Principal
                    Number   Balance   Number  Balance   Number   Balance   Number   Balance    Number   Balance    Number  Balance
                   of Loans  of Loans of Loans of Loans of Loans  of Loans of Loans  of Loans  of Loans  of Loans  of Loans of Loans
                   --------  -------- -------- -------- --------  -------- --------  --------  --------  --------  -------- --------
                                                                  (Dollars in thousands)

Residential
  mortgage loans      76     $3,422     19    $1,282       46      $1,727      27     $1,416       94     $4,474       27   $1,394
Commercial
  real estate loans    3      1,064      1     2,295        5         866      --         --        6        608       --       --
Multi-family
  mortgage loans      --         --     --        --       --          --      --         --       --         --       --       --
Construction loans     1        249     --        --       --          --      --         --        4      3,651        1       54
Land loans             5        419     --        --       --          --       1         11       --         --        2      206
Commercial loan       11        835      7       516        5         116       1        238        7        455        1       59
Consumer loans        58        625     20       238       25         385       8        181       49        499       18      330
                     ---     ------     --    ------       --      ------      --     ------      ---     ------       --   ------
    Total            154     $6,614     47    $4,331       81      $3,094      37     $1,846      160     $9,687       49   $2,043
                     ===     ======     ==    ======       ==      ======      ==     ======      ===     ======       ==   ======
Delinquent loans to
  total loans                                   1.93%                                   1.12%                                 3.29%
                                                ====                                    ====                                  ====

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


Allowance for Loan Losses

     The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The allowance for loan losses is determined in conjunction with Lincoln Bank's review and evaluation of current economic conditions (including those of its lending area), changes in the character and size of its loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, Lincoln Bank's allowance for loan losses is adequate to absorb probable losses inherent in the loan portfolio at December 31, 2004. However, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect its loan portfolio. For more discussion on the allowance for loan losses, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" in the Annual Report.


     Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the past five fiscal years ended December 31, 2004.

                                                               Year Ended December 31,
                                              ----------------------------------------------------------
                                               2004         2003         2002         2001         2000
                                              ------       ------       ------       ------       ------
                                                                (Dollars in thousands)
Balance at beginning of period ..........     $3,532       $2,932       $2,648       $2,367       $1,761
Transfer from First Bank (2004) and
   Citizens (2000) mergers ..............      1,757           --           --           --          343
Charge-offs:
   One- to four-family residential
     mortgage loans .....................         (5)         (22)          --          (60)          (5)
   Commercial real estate mortgage loans          --           --           --           --           --
   Construction loans ...................         --           --           --           --           --
   Commercial loans .....................        (25)         (20)          --           --           --
   Consumer loans .......................       (251)        (202)         (77)        (266)        (139)
                                              ------       ------       ------       ------       ------
     Total charge-offs ..................       (281)        (244)         (77)        (326)        (144)
                                              ------       ------       ------       ------       ------
Recoveries:
   One- to four-family residential
     mortgage loans .....................          1           22           22           18           79
   Commercial real estate mortgage loans           3            3            3            4            4
   Construction loans ...................         --           --           --           --           --
   Commercial loans .....................         --           --           --           --           --
   Consumer loans .......................         34           66           34           97           41
                                              ------       ------       ------       ------       ------
     Total recoveries ...................         38           91           59          119          124
                                              ------       ------       ------       ------       ------
   Net charge-offs ......................       (243)        (153)         (18)        (207)         (20)
                                              ------       ------       ------       ------       ------
Provision for losses on loans ...........        655          753          302          488          283
                                              ------       ------       ------       ------       ------
   Balance end of period ................     $5,701       $3,532       $2,932       $2,648       $2,367
                                              ======       ======       ======       ======       ======
Allowance for loan losses as a percent of
   total loans outstanding ..............        .98%         .80%         .82%         .74%         .72%
Ratio of net charge-offs to average
   loans outstanding ....................        .05%         .04%          --%         .06%          --%



     Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of Lincoln Bank's allowance for loan losses at the dates indicated.



                                                                           At December 31,
                                         -------------------------------------------------------------------------------------

                                              2004             2003             2002              2001            2000
                                         ---------------  ----------------  ---------------  ----------------  ---------------
                                                Percent           Percent          Percent           Percent          Percent
                                                of loans          of loans         of loans          of loans         of loans
                                                in each           in each          in each           in each          in each
                                                category          category         category          category         category
                                                to total          to total         to total          to total         to total
                                         Amount  loans    Amount   loans    Amount  loans    Amount   loans    Amount  loans
                                         ------ --------  ------  --------  ------ --------  ------  --------  ------ --------
                                                              (Dollars in thousands)
Balance at end of period applicable to:
  Real estate mortgage loans:
    One- to four-family residential    $  568    32.04%    $ 717   47.27%   $  624   44.59%  $  674    59.12%  $  856   68.44%
    Multi-family                           58     0.99        53    1.16        58    1.47       58     1.59       26     .77
    Commercial                          2,024    24.72       999   21.05       838   21.43      707    14.35      420    9.41
  Construction loans                      484     9.02       526   11.08       338   13.30      261     7.34      201    7.36
    Land loans                            210     2.57        89    1.43        63    1.62       68     1.48       73    1.39
  Commercial loans                        991    12.13       385    8.12       235    5.94      122     2.65       29     .83
  Consumer loans                        1,365    18.53       619    9.89       771   11.65      758    13.47      642   11.80
  Unallocated                               1       --       144      --         5      --       --       --      120      --
                                       ------   ------    ------  ------    ------  ------   ------   ------   ------  ------
Total                                  $5,701   100.00%   $3,532  100.00%   $2,932  100.00%  $2,648   100.00%  $2,367  100.00%
                                       ======   ======    ======  ======    ======  ======   ======   ======   ======  ======


Investments

     Investments. The Company has adopted an investment policy that authorizes investments in U.S. Treasury securities, securities guaranteed by the Government National Mortgage Association ("GNMA"), securities issued by agencies of the U.S. Government, mortgage-backed securities issued by the FHLMC or the Federal National Mortgage Association ("FNMA") and in highly-rated mortgage-backed securities, collateralized mortgage obligations and investment-grade corporate debt securities. This policy permits the Company's management to react quickly to market conditions. Most of the securities in its portfolio are considered available-for-sale. At December 31, 2004, the Company's investment portfolio consisted of investments in mortgage-backed securities, corporate securities, federal agency securities, municipal securities, FHLB stock, an investment in Bloomington Housing Associates, L.P., and an investment in an insurance company. See "-Investments in Multi-Family, Low- and Moderate-Income Housing Projects" and "Service Corporation Subsidiary." At December 31, 2004, approximately $132.4 million, or 16.4%, of the Company's total assets consisted of such investments. The Company also had $20.8 million in interest-earning deposits with and federal funds sold to the FHLB-Indianapolis and other financial institutions as of that date. As of that date, the Company also had pledged as collateral investment securities with a carrying value of $59.9 million.

     Investment Securities. The following table sets forth the amortized cost and the market value of the Company's investment portfolio at the dates indicated.

                                                                        At December 31,
                                               ---------------------------------------------------------------
                                                      2004                  2003                   2002
                                               -------------------   -------------------   -------------------
                                               Amortized    Market   Amortized    Market   Amortized    Market
                                                 Cost       Value       Cost      Value       Cost      Value
                                               ---------   -------   ---------    ------   ---------    ------
                                                                         (In thousands)
Investment securities available for sale:
  Federal agencies                              $ 43,102   $42,821    $ 45,403   $45,450   $ 24,053    $ 24,505
  Mortgage-backed securities                      45,092    45,894      21,761    22,339     44,971      46,705
  Corporate debt obligations                      19,099    18,704      20,595    19,786     23,906      22,444
  Marketable equity securities                       357       481         252       354        252         318
  Municipal securities                            10,963    11,017       6,138     6,208      5,574       5,628
                                                --------   -------    --------   -------   --------    --------
    Total investment securities
      available for sale                         118,613   118,917      94,149    94,137     98,756      99,600
Investment securities held to maturity:
  Municipals                                       1,695     1,695       1,745     1,745      1,780       1,780
                                                --------   -------    --------   -------   --------    --------
    Total investment securities                  120,308   120,612      95,894    95,882    100,536     101,380
Investment in limited partnerships                 1,025        (1)      1,250        (1)     1,388          (1)
Investment in insurance company                      650        (1)        650        (1)       650          (1)
FHLB stock (2)                                    10,427    10,427       9,270     9,270      8,160       8,160
                                                --------              --------             --------
    Total investments                           $132,410              $107,064             $110,734
                                                ========              ========             ========
------------------
(1)  Market values are not available
(2)  Market  value is based on the price at which the stock may be resold to the
     FHLB of Indianapolis.



     The following table sets forth the amount of investment securities (excluding mortgage-backed securities and marketable equity securities) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2004.


                                                         Amount at December 31, 2004 which matures in

                                          Less Than            One Year               Five to               After
                                           One Year         to Five Years            Ten Years            Ten Years
                                    -------------------  --------------------  --------------------  --------------------
                                    Amortized   Average  Amortized    Average  Amortized    Average  Amortized    Average
                                      Cost       Yield      Cost       Yield      Cost       Yield      Cost       Yield
                                    ---------   -------  ---------    -------- ---------    -------  ----------   -------
                                                                     (Dollars in thousands)
Federal agency securities --
   available for sale                $23,839     1.33%    $19,263       2.63%    $   --        --%     $    --        --%
Corporate securities --
   available for sale                  4,020     3.09       1,680         --         --        --       13,399      2.94
Municipals -- held to maturity            60     4.61         370       5.00        755      5.56          510      5.96
Municipals -- available for sale       3,949     2.17       1,290       2.35      1,294      3.77        4,430      3.79
                                     -------              -------                ------                -------
                                     $31,868              $22,603                $2,049                $18,339
                                     =======              =======                ======                =======


     At December 31, 2004, the Company had no corporate investments which exceeded 10% of its equity capital.

     Mortgage-backed Securities. The following table sets forth the composition of the Company's mortgage-backed securities portfolio at December 31, 2004 and 2003.

                                            December 31, 2004              December 31, 2003
                                      ----------------------------     ----------------------------
                                      Amortized  Percent   Market      Amortized  Percent   Market
                                        Cost     of Total   Value        Cost     of Total   Value
                                      ---------  --------  -------     ---------  --------  -------
                                                              (Dollars in thousands)
Federal Home Loan
  Mortgage Corporation                 $41,658     92.4%   $42,423       $14,808    68.0%   $15,272
Government National
  Mortgage Association                   1,013      2.2      1,068         1,822     8.4      1,925
Collateralized mortgage
  obligations                            2,421      5.4      2,403         5,131    23.6      5,142
                                       -------    -----    -------       -------   -----    -------
Total mortgage-backed securities       $45,092    100.0%   $45,894       $21,761   100.0%   $22,339
                                       =======    =====    =======       =======   =====    =======



     At December 31, 2004, mortgage-backed securities having an amortized cost of $5,485,000 mature in five to ten years and have a weighted average yield of 4.73% and mortgage-backed securities having an amortized cost of $36,152,000 mature after ten years and have a weighted average yield of 5.06%.

     The following table sets forth the changes in the Company's mortgage-backed securities portfolio for the years ended December 31, 2004, 2003 and 2002.

                                       For the Year Ended December 31,
                                    ------------------------------------
                                      2004          2003          2002
                                    --------      --------      --------
                                            (Dollars in thousands)
Beginning balance                   $ 22,339      $ 46,705      $ 59,017
Securitization of loans               25,663            --        18,222
Purchases                              9,137         7,963         5,047
Monthly repayments                   (11,378)      (31,158)      (36,417)
Proceeds from sales                       --            --            --
Net accretion (amortization)             (91)          (15)         (140)
Gains on sales                            --            --            --
Change in unrealized gain on
  securities available for sale          224        (1,156)          976
                                    --------      --------      --------
Ending balance                      $ 45,894      $ 22,339      $ 46,705
                                    ========      ========      ========

     Investments in Multi-Family, Low- and Moderate-Income Housing Projects. Lincoln Bank had an investment in Pedcor Investments - 1987 - I, L.P. ("Pedcor"), an Indiana limited partnership that was organized to construct, own and operate a 208-unit apartment complex in Indianapolis, Indiana (the "Pedcor Project"). The Pedcor Project, which was operated as a multi-family, low- and moderate-income housing project, had been completed and performed as planned. At the inception of the Pedcor Project in August 1988, Lincoln Bank committed to invest $2.7 million in Pedcor. In January 1998, the final payment pursuant to this commitment had been made and no additional funds were required for the Pedcor Project. Per terms of the limited partnership, Pedcor liquidated on July 27, 2004, with no asset distribution to any of the limited partners.

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

     A low- and moderate-income housing project qualifies for certain federal income tax credits if (i) it is a residential rental property, (ii) the units are used on a nontransient basis, and (iii) 20% or more of the units in the project are occupied by tenants whose incomes are 50% or less of the area median gross income, adjusted for family size, or alternatively, at least 40% of the units in the project are occupied by tenants whose incomes are 60% or less of the area median gross income. Qualified low income housing projects generally must comply with these and other rules for fifteen years, beginning with the first year the project qualified for the tax credit, or some or all of the tax credit together with interest may be recaptured. The tax credit is subject to the limitations on the use of general business credit, but no basis reduction is required for any portion of the tax credit claimed. As of December 31, 2004, 95.4% of the units in the Pedcor Project and the Bloomington Project were occupied and each project complied with the low income occupancy requirements described above.

     Lincoln Bank has received tax credits of $355,000 from the operation of the Bloomington Project for the year ended December 31, 2004. The tax credits from the BHA project will be available through 2007. Additionally, Pedcor and BHA have incurred operating losses in the early years of their operations primarily due to accelerated depreciation of assets. Lincoln Bank has accounted for its investment in Pedcor, and LF has accounted for Lincoln Bank's investment in BHA, on the equity method. Accordingly, Lincoln Bank and LF have each recorded their share of these losses as reductions to their investments in Pedcor and BHA, respectively. At December 31, 2004, Lincoln Bank had no remaining investment on the books for Pedcor, and LF's investment in BHA was $1,025,000.


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

     Deposits. The Company attracts deposits principally from within Hendricks, Montgomery, Clinton, Johnson, Brown and Morgan Counties through the offering of a broad selection of deposit instruments, including passbook accounts, NOW accounts, variable rate money market accounts, fixed-term certificates of deposit, individual retirement accounts and savings accounts. The Company does not actively solicit or advertise for deposits outside of Hendricks, Montgomery, Clinton, Johnson, Brown and Morgan Counties, and substantially all of the Company's depositors are residents of those counties. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposits and the interest rate. The Company may sometimes accept brokered deposits and bids for public deposits and it held $6.5 million and $40.5 million of such funds, or 1.3% and 7.8% of its total deposits, at December 31, 2004. The Company periodically runs specials on certificates of deposit with specific maturities.

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

     Approximately 50.2% of the Company's deposits consist of certificates of deposit, which generally have higher interest rates than other deposit products that it offers. Certificates of deposit have increased 64.3% during the year ended December 31, 2004. Money market savings accounts represent 25.1% of the Company's deposits and have grown 61.4% during the year ended December 31, 2004. Non-interest bearing demand accounts have grown $19.8 million, or 115.2%, during the year ended December 31, 2004. The Company offers special rates on certificates of deposit with maturities that fit its asset and liability strategies.

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


     An analysis of the Company's deposit accounts by type and maturity at December 31, 2004, is as follows:

                                               Minimum         Balance at                     Weighted
                                               Opening        December 31,      % of           Average
Type of Account                                Balance            2004        Deposits          Rate
                                               -------        ------------    --------        --------
                                                               (Dollars in thousands)
Withdrawable:
   Savings accounts                            $   25           $ 43,821         8.49%          0.64%
   Money market                                 1,000            129,392        25.06           1.67
   NOW accounts                                   200             46,982         9.10           0.66
   Non-interest bearing demand accounts            50             36,956         7.15             --
                                                                --------       ------
      Total withdrawable                                         257,151        49.80           1.06
                                                                --------       ------

Certificates (original terms):
   3 months or less                             1,000              8,318         1.61           2.36
   6 months                                     1,000              7,457         1.44           1.78
   12 months                                    1,000             26,359         5.11           1.80
   18 months                                    1,000             25,973         5.03           2.39
   24 months                                    1,000             61,863        11.98           2.68
   30 months                                    1,000             18,294         3.54           2.87
   36 months                                    1,000             27,204         5.27           3.21
   48 months                                    1,000              8,605         1.67           4.28
   60 months                                    1,000             28,138         5.45           4.66
Public fund and brokered certificates                             46,967         9.10           2.48
                                                                --------       ------
Total certificates                                               259,178        50.20           2.83
                                                                --------       ------
Total deposits                                                  $516,329       100.00%          1.95%
                                                                ========       ======


     The following table sets forth by various interest rate categories the composition of the Company's time deposits at the dates indicated:

                                           At December 31,
                              ----------------------------------------
                                2004            2003            2002
                              --------        --------        --------
                                            (In Thousands)
Less than 2.00%               $ 41,288        $ 59,371        $ 26,989
2.00 to 2.99%                  140,006          35,409          34,303
3.00 to 3.99%                   46,733          29,734          35,170
4.00 to 4.99%                   18,269          12,992          25,908
5.00 to 5.99%                   10,288          17,237          23,863
6.00 to 6.99%                    2,249           2,988           5,886
7.00 to 7.99%                      345               5              79
                              --------        --------        --------
   Total                      $259,178        $157,736        $152,198
                              ========        ========        ========

     The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 2004. Matured certificates, which have not been renewed as of December 31, 2004, have been allocated based upon certain rollover assumptions.


                             Amounts at December 31, 2004 Maturing In
                        --------------------------------------------------
                        One Year       Two          Three     Greater Than
                         or Less      Years         Years      Three Years
                        --------     -------      -------     ------------
                                        (In thousands)

Less than 2.00%         $ 35,176     $ 3,333      $ 2,779        $    --
2.00 to 2.99%             91,620      44,754        3,147            485
3.00 to 3.99%             10,421      13,968        9,747         12,597
4.00 to 4.99%              8,244       3,205        4,984          1,836
5.00 to 5.99%                807       7,665        1,766             50
6.00 to 6.99%              1,288         846           --            115
7.00 to 7.99%                340           5           --             --
                        --------     -------      -------        -------
   Total                $147,896     $73,776      $22,423        $15,083
                        ========     =======      =======        =======

     The  following   table   indicates  the  amount  of  the  Company's   other
certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2004.

                                                           At December 31, 2004
                                                           --------------------
Maturity Period                                                (In thousands)
  Three months or less                                            $ 45,273
  Greater than three months through six months                      17,874
  Greater than six months through twelve months                      9,516
  Over twelve months                                                34,726
                                                                  --------
     Total                                                        $107,389
                                                                  ========

                                                                    DEPOSIT ACTIVITY

                                 Balance                Increase    Balance                Increase     Balance
                                   at                  (Decrease)      at                 (Decrease)      at
                               December 31,   % of        from    December 31,     % of      from     December 31,     % of
                                  2004      Deposits      2003        2003       Deposits    2002        2002        Deposits
                                --------    --------   ---------- ------------   --------   ------    ------------   --------
                                                                    (Dollars in thousands)
Withdrawable:
   Savings accounts             $ 43,821       8.49%    $10,416     $ 33,405       10.38%   $    49     $ 33,356       12.34%
   Money market accounts         129,392      25.06      49,213       80,179       24.91     26,404       53,775       19.89
   NOW accounts                   46,982       9.10      13,639       33,343       10.36     15,594       17,749        6.56
   Noninterest-bearing
      demand accounts             36,956       7.15      19,780       17,176        5.34      3,887       13,289        4.92
                                --------     ------    --------     --------      ------    -------     --------      ------
      Total withdrawable         257,151      49.80      93,048      164,103       50.99     45,934      118,169       43.71
                                --------     ------    --------     --------      ------    -------     --------      ------
Certificates (original terms):
   91 days                         8,318       1.61       7,345          973         .30        170          803         .30
   6 months                        7,457       1.44       3,191        4,266        1.33     (1,793)       6,059        2.24
   12 months                      26,359       5.11      14,002       12,357        3.84     (4,249)      16,606        6.14
   18 months                      25,973       5.03      15,757       10,216        3.17     (1,709)      11,925        4.41
   24 months                      61,863      11.98      24,737       37,126       11.54      3,734       33,392       12.35
   30 months                      18,294       3.54       1,474       16,820        5.23     (3,691)      20,511        7.59
   36 months                      27,204       5.27      13,197       14,007        4.35       (866)      14,873        5.50
   48 months                       8,605       1.67      (2,489)      11,094        3.45        471       10,623        3.93
   60 months                      28,138       5.45       9,236       18,902        5.87      1,697       17,205        6.36
Public fund and brokered
   certificates                   46,967       9.10      14,992       31,975        9.93     11,774       20,201        7.47
                                --------     ------    --------     --------      ------    -------     --------      ------
Total certificates               259,178      50.20     101,442      157,736       49.01      5,538      152,198       56.29
                                --------     ------    --------     --------      ------    -------     --------      ------
Total deposits                  $516,329     100.00%   $194,490     $321,839      100.00%   $51,472     $270,367      100.00%
                                ========     ======    ========     ========      ======    =======     ========      ======

     Total deposits at December 31, 2004 were approximately $516.3 million, compared to approximately $321.8 million at December 31, 2003. The Company's deposit base depends somewhat upon the manufacturing sector of Hendricks, Montgomery, Clinton, Johnson, Brown and Morgan Counties. Although the manufacturing sector in these counties is relatively diversified and does not significantly depend upon any industry, a loss of a material portion of the manufacturing workforce could adversely affect the Company's ability to attract deposits due to the loss of personal income attributable to the lost manufacturing jobs and the attendant loss in service industry jobs.

     In the unlikely event of the Bank's liquidation, all claims of creditors (including those of deposit account holders, to the extent of their deposit balances) would be paid first followed by distribution of the liquidation account to certain deposit account holders, with any assets remaining thereafter distributed to the Holding Company as the sole shareholder of Lincoln Bank.

     Borrowings. Lincoln Bank focuses on generating high quality loans and then seeking the best source of funding from deposits, investments or borrowings. At December 31, 2004, Lincoln Bank had borrowings in the amount of $174.8 million from the FHLB of Indianapolis which bear fixed and variable interest rates and which are due at various dates through 2013. Lincoln Bank is required to maintain eligible loans and investment securities in its portfolio of at least 145% and 115%, respectively, of outstanding advances as collateral for advances from the FHLB of Indianapolis. As an additional funding source, Lincoln Bank has also sold securities under repurchase agreements. Lincoln Bank had $6.5 million of overnight securities sold under repurchase agreement at December 31, 2004. The Company does not anticipate any difficulty in obtaining advances and other borrowings appropriate to meet its requirements in the future.

     The following table presents certain information relating to Lincoln Bank's borrowings at or for the years ended December 31, 2004, 2003 and 2002.

                                                             At or for the Year
                                                             Ended December 31,
                                                     ----------------------------------
                                                       2004         2003         2002
                                                     --------     --------     --------
                                                          (Dollars in thousands)
Outstanding at end of period
  Securities sold under repurchase
    agreements                                       $  6,500     $     --     $     --
  FHLB advances                                       174,829      184,693      163,010
  Notes payable                                         3,000           --           --
Average balance outstanding for period
  Securities sold under repurchase
    agreements                                          2,456           --       11,425
  FHLB advances                                       175,074      170,343      138,941
  Notes payable                                         1,238           --           --
Maximum amount outstanding at any
  month-end during the period
  Securities sold under repurchase agreements           6,511           --       15,000
  FHLB advances                                       185,105      184,695      163,010
  Notes payable                                         3,000           --           --
Weighted average interest rate during the period
  Securities sold under repurchase agreements            1.05           --         5.94
  FHLB advances                                          4.68         4.74         5.09
  Notes payable                                          3.64           --           --
Weighted average interest rate
  at end of period
  Securities sold under repurchase agreements            1.37           --           --
  FHLB advances                                          4.67         4.38         4.69
  Notes payable                                          3.87           --           --
Note payable to BHA                                  $     --     $     --     $    248



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

     Lincoln Bank currently owns three subsidiaries, LF Service Corp. ("LF"), Citizens Loan and Service Corporation ("CLSC") and LF Portfolio Services, Inc. ("Portfolio"). LF's assets consist of an investment in Family Financial Life Insurance Company ("Family Financial") and in BHA. See "- Investments in Low- and Moderate-Income Housing Projects." LF received regulatory approval in February 1998 to invest in Family Financial, an Indiana stock insurance company. In May 1998, LF acquired a 16.7% interest in Family Financial for $650,000. Fifty percent of the common stock of Family Financial is held by Consortium Partners, a Louisiana general partnership.

     Family Financial primarily engages in retail sales of mortgage and credit insurance products in connection with loans originated by Lincoln Bank's constituent shareholder financial institutions. Products offered by Family Financial include group and individual term mortgage life insurance, group mortgage disability insurance, group accidental death insurance, group credit life insurance, and group credit accident and disability insurance policies. Family Financial also markets a variety of tax-deferred annuity contracts which are wholly reinsured by other insurance companies. LF expects to receive (1) dividends paid on Family Financial shares owned directly by it, (2) a pro rata allocation of dividends received on shares held by Consortium Partners, which are divided among the partners based on the actuarially determined value of Family Financial's various lines of insurance generated by customers of these partners, and (3) commissions on sales of insurance products made to customers. For the period ended December 31, 2004, Lincoln Bank received no dividends from Family Financial. Operating results for Family Financial were not adequate during the year to warrant paying a dividend due to lower credit life insurance sales and a company reorganization.

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

     Portfolio is a Delaware corporation with its principal place of business in Nevada. Portfolio holds and manages a significant portion of Lincoln Bank's investment portfolio. As of December 31, 2004, Portfolio had investments available for sale and interest-bearing deposits of $92.2 million, total assets of $92.6 million, and during the fiscal year ended December 31, 2004, had net income of $1.8 million.


Employees

     As of December 31, 2004, the Company employed 210 persons on a full-time basis and 22 on a part-time basis. None of the Company's employees are represented by a collective bargaining group and management considers employee relations to be good.

     Employee benefits for the Company's full-time employees include, among other things, an employee stock ownership plan, a Pentegra Group (formerly known as Financial Institutions Retirement Fund) defined benefit pension plan, which is a noncontributory, multiple-employer comprehensive pension plan (the "Pension Plan"), and hospitalization/major medical insurance, long-term disability insurance, life insurance, and participation in the Lincoln Bank 401(k) Plan, which is administered by Pentegra Group.

     The Company considers its employee benefits to be competitive with those offered by other financial institutions and major employers in its area. See "Executive Compensation and Related Transactions of Lincoln Bank."


                                   COMPETITION

     Lincoln Bank originates most of its loans to and accepts most of its deposits from residents of Hendricks, Montgomery, Clinton, Johnson, Brown and Morgan Counties, Indiana. Lincoln Bank is subject to competition from various financial institutions, including state and national banks, state and federal savings banks and associations, credit unions, and certain nonbanking consumer lenders that provide similar services in those counties with significantly larger resources than are available to Lincoln Bank. Lincoln Bank also competes with money market funds and insurance companies with respect to deposit accounts and individual retirement accounts.

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


                                   REGULATION

General

     As a  federally  chartered,  SAIF-insured  savings  bank,  Lincoln  Bank is subject to extensive regulation by the OTS and the FDIC. For example, Lincoln Bank must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines Lincoln Bank's books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. A savings association must pay a semi-annual assessment to the OTS based upon a marginal assessment rate that decreases as the asset size of the savings association increases, and which includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution's size, condition, and the complexity of its operations. During 2004, Lincoln Bank's latest semi-annual assessment was $62,000.

     In the fourth quarter of 2004, application was made to the Indiana Department of Financial Institutions for the purpose of converting the Lincoln Bank federal savings bank charter to a state bank charter. It is anticipated this conversion will be accomplished in the second or third quarter of 2005.

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

     Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and Lincoln Bank were a bank. See "-Qualified Thrift Lender." At December 31, 2004, Lincoln Bank's asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

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


Federal Home Loan Bank System

     Lincoln Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member financial institutions. At December 31, 2004, Lincoln Bank's investment in stock of the FHLB of Indianapolis was $10.4 million. For the fiscal year ended December 31, 2004, the FHLB of Indianapolis paid approximately $432,000 in dividends to Lincoln Bank.

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


Savings Association Regulatory Capital

     Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. The OTS requires a core capital level of 3% of total adjusted assets for savings associations that receive the highest rating for safety and soundness, and 4% to 5% for all other savings associations. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt, less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 2004, Lincoln Bank was in compliance with all capital requirements imposed by law.

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


Prompt Corrective Regulatory Action

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2004, Lincoln Bank was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

     The regulation exempts certain savings associations from filing either a notice or an application with the OTS before making any capital distribution and requires a savings association to file an application for approval of a proposed capital distribution with the OTS if the association is not eligible for expedited treatment under OTS's application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years (the "retained net income standard"). Based on Lincoln Bank's retained net income standard at December 31, 2004, Lincoln Bank would be required to file an application with the OTS before making any capital distributions. A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS or the FDIC.

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


Loans to One Borrower

     Under OTS regulations, Lincoln Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. Lincoln Bank has established an "in-house" lending limit of $3 million to a single or related group of borrowers, which is significantly lower than the regulatory lending limit described above. Any loan that exceeds this "in-house" lending limit up to the regulatory lending limit must first be approved by Lincoln Bank's board of directors. Lincoln Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its regulatory lending limits at December 31, 2004. Management does not believe that the loans-to-one-borrower limits will have a significant impact on Lincoln Bank's business operations or earnings.


Qualified Thrift Lender

     Savings associations must meet a QTL test that requires the association to maintain an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise to qualify as a QTL. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 2004, Lincoln Bank was in compliance with its QTL requirement, with approximately 70.9% of its assets invested in QTIs.

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


Sarbanes-Oxley Act of 2002

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley" Act). The Sarbanes-Oxley Act's stated goals include enhancing corporate responsibility, increasing penalties for accounting and auditing improprieties at publicly traded companies and protecting investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission under the 1934 Act.

     Among other things, the Sarbanes-Oxley Act creates the Public Company Accounting Oversight Board as an independent body subject to SEC supervision with responsibility for setting auditing, quality control and ethical standards for auditors of public companies. The Sarbanes-Oxley Act also requires public companies to make faster and more-extensive financial disclosures, requires the chief executive officer and chief financial officer of public companies to provide signed certifications as to the accuracy and completeness of financial information filed with the SEC, and provides enhanced criminal and civil penalties for violations of the federal securities laws.

     The Sarbanes-Oxley Act also addresses functions and responsibilities of audit committees of public companies. The statute makes the audit committee directly responsible for the appointment, compensation and oversight of the work of the company's outside auditor, and requires the auditor to report directly to the audit committee. The Sarbanes-Oxley Act authorizes each audit committee to engage independent counsel and other advisors, and requires a public company to provide the appropriate funding, as determined by its audit committee, to pay the company's auditors and any advisors that its audit committee retains. The Sarbanes-Oxley Act also requires public companies to include an internal control report and assessment by management, along with an attestation to this report prepared by the company's registered public accounting firm, in their annual reports to stockholders.

     Although the Holding Company will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on the Holding Company's results of operations or financial condition.


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


Item 2.   Properties.

     The following table provides certain information with respect to Lincoln Bank's offices as of December 31, 2004:


                                                                          Net Book Value
                                                                           of Property,     Approximate
Description                         Owned or      Year        Total          Furniture        Square
and Address                          Leased      Opened      Deposits       & Fixtures        Footage
----------------------------        --------     ------      --------     --------------    ------------
                                                          (Dollars in Thousands)


1121 East Main Street                Owned        1970       $124,879         $1,116           9,925
Plainfield, IN 46168

134 South Washington Street          Owned        1962         47,906            349           9,340
Crawfordsville, IN 47933

1900 East Wabash Street              Owned        1974         24,688            255           2,670
Frankfort, IN 46041

60 South Main Street                 Owned        2000         44,817            736          11,750
Frankfort, IN 46041

975 East Main Street                 Owned        1981         33,919            529           2,890
Brownsburg, IN 46112

7648 East U.S. Highway 36            Owned        1999         27,153            810           2,800
Avon, IN 46123

590 S. State Road 67                 Leased       1999         12,484            158           1,500
Mooresville, IN 46158

648 Treybourne Drive                 Owned        2000         16,756            887           2,550
Greenwood, IN 46142

18 Providence Drive                  Owned        2002         27,323          1,102           2,800
Greenwood, IN 46143

250 N. State Road 135*               Leased       2004          7,185            255           1,100
Bargersville, IN 46106

2259 N. Morton*                      Owned        2003         22,187          1,263           3,750
Franklin, IN 46131

1266 N. Madison Avenue*              Leased       1999         12,219             95           2,150
Greenwood, IN 46142

996 S. State Road 135*               Leased       2000         36,416            379           5,000
Greenwood, IN 46143

180 W. Washington Street*            Owned        1894         33,418            567           4,000
Morgantown, IN 46160

189 Commercial Drive*                Leased       2001         23,818            121           3,000
Nashville, IN 47448

110 N. State Road 135*               Owned        1997         21,160            198           1,100
Trafalgar, IN 46181

905 Southfield Drive                 Owned        2004             --+         5,502          24,500
Plainfield, IN 46168

Mortgage Office:
3195 W. Fairview Road*               Leased       2002             --             90           4,800
Suite A
Greenwood, IN 46142


* Offices acquired in acquisition of First Shares.

+ No deposits are reflected at this location due to the branch not opening until March 2005. This location will also be the new corporate headquarters for Lincoln Bancorp in 2005.



                                       34

     Lincoln Bank owns computer and data processing equipment which it uses for transaction processing, loan origination, and accounting. The net book value of Lincoln Bank's electronic data processing equipment was approximately $854,000 at December 31, 2004.

     Lincoln Bank currently operates 17 automatic teller machines ("ATMs"), with one ATM located at its main office and each of its branch offices plus one cash dispenser at a supermarket. Lincoln Bank's ATMs participate in the Star(R) network.

     Lincoln Bank has also contracted for data processing, item processing, electronic banking and ATM processing with Fidelity Information Services, located in Plano, Texas. The cost of these services is approximately $144,000 per month.


Item 3. Legal Proceedings.

     Although the Holding Company and Lincoln Bank are involved, from time to time, in various legal proceedings in the normal course of business, there are no material legal proceedings to which they presently are a party or to which any of the Holding Company's or Lincoln Bank's property is subject.


Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Company's shareholders during the quarter ended December 31, 2004.


Item 4.5. Executive Officers of the Registrant.

     The executive officers of the Holding Company are identified below. The executive officers are elected annually by the Holding Company's Board of Directors and the Bank's Board of Directors.

     T. Tim Unger (age 64) has been Chairman of the Board, President and Chief Executive Officer of the Holding Company since December 1998. Mr. Unger also serves as the President and Chief Executive Officer of the Bank since January 1996. Mr. Unger has served the banking industry since 1966.

     Jerry R. Engle (age 59) has been the Executive Vice President and Chief Operating Officer of the Bank, and Vice Chairman of the Board of Directors of the Holding Company, since the merger of First Shares in August 2004. Formerly, he was the President and Chief Executive Officer of First Shares and First Bank from March 1999 until joining the Company. Prior to that time, he was chief executive officer of Citizens Bank of Central Indiana, a position he assumed in 1992 when Indiana Bancshares, Inc., of which he was chief executive officer, merged into CNB Bancshares, Inc., the holding company for Citizens Bank.

     John M. Baer (age 56) has served as the Holding Company's Secretary and Treasurer since December 1998 and as Lincoln Bank's Senior Vice President, Chief Financial Officer, Secretary and Treasurer since June 1997. From October 1989 through June 1996 he served as Senior Vice President and Chief Financial Officer of Bank One, Merrillville, NA, in Merrillville, Indiana. Mr. Baer has served the banking industry since 1978.

     Rebecca J. Morgan (age 54) has served as the Holding Company's Vice President since January 2002 and as the Bank's Senior Vice president and Retail Sales Manager since June 1999. Prior to joining the Company, Ms. Morgan was Senior Vice President and a Retail Sales Manager for First of America Bank.

     John B. Ditmars (age 48) has served the Bank as the Senior Vice President of Administration since the merger of First Shares in August 2004. Prior to that time, he served from March 1999 until the merger as Executive Vice President of First Bank.

     Jonathan D. Slaughter (age 54) has served the Bank as the Senior Vice President, Credit Administration, since June 2004. Prior to that time, he served First Bank as a Senior Vice President and Commercial Loan Manager from April 2003 until June 2004, as a Market President for Irwin Financial for two years and CNB Bancshares for five years. He has served the banking industry for over 28 years.

                                     PART II



Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

     The information required by this item is contained in the material under the heading "Shareholder Information" on page 39 of the Holding Company's 2004 Shareholder Annual Report (the "Shareholder Annual Report"), which is incorporated herein by this reference.

     There were no repurchases of equity securities by the Holding Company during the fourth quarter of 2004.


Item 6. Selected Financial Data.

     The information required by this item is contained in the material under the heading "Selected Consolidated Financial Data of Lincoln Bancorp and Subsidiary" on pages 6 and 7 of the Shareholder Annual Report, which is incorporated herein by this reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     The information required by this item is contained on pages 7 through 20 of the Shareholder Annual Report, which is incorporated herein by this reference.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The information required by this item is contained on pages 19 and 20 of the Shareholder Annual Report, which is incorporated herein by this reference.


Item 8. Financial Statements and Supplementary Data.

     The Holding Company's Consolidated Financial Statements and Notes thereto contained on pages 22 through 38 in the Shareholder Annual Report are incorporated herein by reference. The Company's unaudited quarterly results of operations contained on page 19 in the Shareholder Annual Report are incorporated herein by reference.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.


Item 9A. Controls and Procedures.

     An evaluation was carried out under the supervision and with the participation of the Holding Company's management, including its Chief Executive Officer and Treasurer, of the effectiveness of the Holding Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the fourth quarter of the 2004 fiscal year covered by this report. Based on their evaluation, the Holding Company's Chief Executive Officer and Treasurer have concluded that the Holding Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Holding Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, except as provided in the next paragraph.

     With respect to the last quarter of 2004, our independent registered public accounting firm noted a material weakness in the design or operation of the Company's internal controls that could adversely affect the Company's ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. The material weakness identified by management and our independent auditors was the lack of timely reconciliation of the Company's primary correspondent account. Management of the Company has reviewed this item with the Audit Committee of the Board and has implemented procedures and plans to timely reconcile the correspondent account.

     The Holding Company's management, including its Chief Executive Officer and Treasurer, also have concluded that during the Holding Company's fiscal quarter ended December 31, 2004, there have been no significant changes in the Holding Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective action with regard to material weaknesses, other than the matter disclosed in the paragraph above.


Item 9B. Other Information.

     None.


                                    PART III


     Certain information in this Part III is incorporated by reference to the Holding Company's Proxy Statement for its Annual Meeting of Shareholders to be held May 17, 2005, to be filed within 120 days after the year ended December 31, 2004 (the "2005 Proxy Statement").


Item 10. Directors and Executive Officers of the Registrant.

     The Holding Company has adopted a Code of Ethics that applies to all employees, including the principal executive, financial and accounting officers, and to all directors. A copy of the Code of Ethics is attached to this Annual Report on Form 10-K as Exhibit 14. The other information required by this item is incorporated by reference to the sections of the 2005 Proxy Statement with the captions "Proposal I - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."


Item 11. Executive Compensation.

     The information required by this item is incorporated by reference to the section of the 2005 Proxy Statement with the caption "Proposal I - Election of Directors -- Management Remuneration and Related Transactions."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Equity Compensation Plan Information

     The following table provides information, as of December 31, 2004, regarding the securities authorized for issuance under the Company's equity compensation plans.



                                                                               Number of securities
                               Number of                                      remaining available for
                           securities to be          Weighted-average          future issuance under
                         issued upon exercise        exercise price of       equity compensation plans
                        of outstanding options,     outstanding options,       (excluding securities
                         warrants and rights        warrants and rights       reflected in column (a))
Plan Category                    (a)                        (b)                         (c)
---------------------   -----------------------     --------------------     -------------------------
Equity compensation
  plans approved by
  security holders              641,294 (1)               $12.71                        35,930
                                  6,400 (2)                   --                        43,046
Equity compensation
  plans not approved
  by security holders                --                       --                            --
                                -------                   ------                        ------
    Total                       647,694                   $12.71 (3)                    78,976
                                =======                   ======                        ======
------------------
(1)  The Lincoln Bancorp Stock Option Plan.
(2)  The Lincoln  Bancorp  Recognition  and  Retention  Plan and Trust  ("RRP").
     Column (a) includes  6,400 shares  granted to management  that have not yet vested.
(3)  The total in column (b) includes only the  weighted-average  price of stock options,  as the  restricted  shares awarded under the RRP have no exercise price.


     Security Ownership of Management and Certain Beneficial Owners

     The information on the security ownership of management and certain beneficial owners is incorporated by reference to the sections of the 2005 Proxy Statement with the captions "Voting Securities and Principal Holders Thereof" and "Proposal I - Election of Directors."


Item 13. Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference to the section of the 2005 Proxy Statement with the caption "Proposal I - Election of Directors -- Transactions with Certain Related Persons."


Item 14. Principal Accountant Fees and Servicer.

     The information required by this item is incorporated by reference to the section of the 2005 Proxy Statement with the caption "Accountants."


                                     PART IV



Item 15. Exhibits and Financial Statement Schedules.


    (a) The following documents are filed as part of this Annual Report on Form 10-K:

         (1)  Financial Statements:

              Report of Independent Registered Public Accounting
                  Firm .....................................................    See Shareholder Annual Report
                                                                                        Page 21

              Consolidated Balance Sheets at December 31, 2004
                  and 2003..................................................    See Shareholder Annual Report
                                                                                        Page 22

              Consolidated Statements of Income for the Years
                  Ended December 31, 2004, 2003 and 2002....................    See Shareholder Annual Report
                                                                                        Page 23

              Consolidated Statements of Comprehensive Income
                  for the Years Ended December 31, 2004, 2003
                  and 2002..................................................    See Shareholder Annual Report
                                                                                        Page 24

              Consolidated Statements of Shareholders' Equity
                  for the Years Ended December 31, 2004, 2003
                  and 2002..................................................    See Shareholder Annual Report
                                                                                        Page 25

              Consolidated Statements of Cash Flows for the Years
                  Ended December 31, 2004, 2003 and 2002....................    See Shareholder Annual Report
                                                                                        Page 26

              Notes to Consolidated Financial Statements....................    See Shareholder Annual Report
                                                                                        Page 27-38

         (2)  Financial Statement Schedules:

         (3)  Exhibits:

              The exhibits listed in the Exhibit Index are filed with or incorporated herein by reference.

    (b) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page E-1.

    (c) All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.




                                       39

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                         LINCOLN BANCORP


Date: March 31, 2005                    By: /s/ T. Tim Unger
                                            ------------------------------------
                                            T. Tim Unger, President and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 31st day of March 2005.


    Signatures                     Title                     Date
    ----------------------------   -----------------------   ---------------

(1) Principal Executive Officer:                           )
                                                           )
                                                           )
                                                           )
    /s/ T. Tim Unger                                       )
    --------------------------                             )
    T. Tim Unger                   President and           )
                                   Chief Executive Officer )
                                                           )
                                                           )
(2) Principal Financial and                                )
    Accounting  Officer:                                   )
                                                           )
                                                           )
    /s/ John M. Baer               Secretary and Treasurer )
    --------------------------                             )
    John M. Baer                                           ) March 31, 2005
                                                           )
                                                           )
(3) The Board of Directors:                                )
                                                           )
                                                           )
    /s/ Lester N. Bergum, Jr.      Director                )
    --------------------------                             )
    Lester N. Bergum, Jr.                                  )
                                                           )
                                                           )
    /s/ Dennis W. Dawes            Director                )
    --------------------------                             )
    Dennis W. Dawes                                        )

                                                           )
                                                           )
    /s/ Jerry R. Engle             Director                )
    --------------------------                             )
    Jerry R. Engle                                         )
                                                           )
                                                           )
    /s/ W. Thomas Harmon           Director                )
    --------------------------                             )
    W. Thomas Harmon                                       )
                                                           )
                                                           )
    /s/ Jerry R. Holifield         Director                )
    --------------------------                             )
    Jerry R. Holifield                                     )
                                                           )
                                                           )
    /s/ David E. Mansfield         Director                )
    --------------------------                             )
    David E. Mansfield                                     )
                                                           )
                                                           )
    /s/ R.J. McConnell             Director                )
    --------------------------                             )
    R.J. McConnell                                         ) March 31, 2005
                                                           )
                                                           )
    /s/ John C. Milholland         Director                )
    --------------------------                             )
    John C. Milholland                                     )
                                                           )
                                                           )
    /s/ Frank A. Rogers            Director                )
    --------------------------                             )
    Frank A. Rogers                                        )
                                                           )
                                                           )
    /s/ T. Tim Unger               Director                )
    --------------------------                             )
    T. Tim Unger                                           )
                                                           )
                                                           )
    /s/ John L. Wyatt              Director                )
    --------------------------                             )
    John L. Wyatt                                          )
                                                           )

                                 EXHIBIT INDEX

    Exhibit No. Description
    ----------- ------------

         3(1) Registrant's Articles of Incorporation (incorporated by reference to Exhibit (1)to the Registrant's Registration Statement on Form S-1 filed with the Commission on September 14, 1998 (the "S-1 Registration Statement")).

          (2)   Registrant's  Code of  By-Laws  (incorporated  by  reference  to
                Exhibit 3(2) to the Pre-Effective No. 1 to the Form S-1 Registration Statement filed with the Commission on November 2, 1998 (the "Amendment No. 1 to Form S-1")).

        10(1)*  Lincoln Bancorp Stock Option Plan  (incorporated by reference to
                Exhibit 10(2) to the S-1 Registration Statement).

          (2)* Lincoln Federal Savings Bank Recognition and Retention Plan and Trust (incorporated by reference to Exhibit 10(3) to the S-1 Registration Statement).

          (3)* Employment Agreement between Lincoln Federal Savings Bank and T. Tim Unger (incorporated by reference to Exhibit 10(4) to the S-1 Registration Statement).

          (4) Lincoln Federal Savings Bank Employee Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 10(5) to the S-1 Registration Statement).

          (5) ESOP Loan Commitment by Lincoln Bancorp and Exempt Loan and Share Purchase Agreement, effective as of July 1, 1998, between Trust under Lincoln Bancorp Exempt Stock Ownership Plan and Trust Agreement and Lincoln Bancorp (incorporated by reference to Exhibit 10(6) to the Amendment No. 1 to Form S-1).

          (6)* Unfunded Deferred Compensation Plan for the Directors of Lincoln Federal Savings Bank (as Amended and Restated Effective January 1, 1999) (incorporated by reference to Exhibit 10(7) to the Registrant's Registration Statement on Form S-4 filed with the Commission on June 21, 2000 (the "S-4 Registration Statement")).

          (7)* Lincoln Federal Savings Bank Deferred Director Supplemental Retirement Plan (Effective December 1, 1997) (incorporated by reference to Exhibit 10(8) to the S-1 Registration Statement).

          (8) First Amendment to the Lincoln Federal Savings Bank Employee Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 10(a) to the S-4 Registration Statement).

          (9) Second Amendment to the Lincoln Federal Savings Bank Employee Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 10(10) to the S-4 Registration Statement).

         (10)* Employment Agreement, between Lincoln Federal Savings Bank and John M. Baer (incorporated by reference to Exhibit 10(11) to the 2000 Annual Report on Form 10-K filed with the Commission on April 2, 2001 (the "2000 10-K")).

         (11)* Employment Agreement, dated January 16, 2001, between Lincoln Federal Savings Bank and Rebecca J. Morgan (incorporated by reference to Exhibit 10(12) to the 2000 10-K).

         (12)* Employment Agreement, dated August 2, 2004, between Lincoln Bank and Jerry R. Engle.

         (13)* Employment Agreement, dated August 2, 2004, between Lincoln Bank and John B. Ditmars.

         (14)* First Amendment to Restated Lincoln Bank Deferred Director Supplemental Retirement Plan (incorporated by reference to
                Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on March 21, 2005).

         (15)* Unfunded Deferred Compensation Plan for the Directors of Lincoln Bank (As Amended and Restated Effective January 1, 2005) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on March 21, 2005).

         (16) Form of Incentive Stock Option Agreement Under the Lincoln Bancorp Stock Option Plan.

         (17) Form of Non-Qualified Stock Option Agreement Under the Lincoln Bancorp Stock Option Plan.

         (18) Form of Award Notification Under the Lincoln Federal Savings Bank Recognition and Retention Plan and Trust.

        13      2004 Shareholder Annual Report.

        14 Ethics Policy (incorporated by reference to Exhibit 14 to the 2004 10-K).

        21      Subsidiaries of Registrant.

        23      Consent of Independent Registered Public Accounting Firm.

        31(1)   Certification.

        31(2)   Certification.

        32      Certification.



* Compensation plans or arrangements in which directors or executive officers are eligible to participate.