Form 10-Q
period 2005-03-31
LINCOLN BANCORP /IN/
filed 2005-05-16
CIK 1070259

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005 OR

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

The number of shares of the Registrant's common stock, without par value, outstanding as of March 31, 2005 was 5,399,653.

                         LINCOLN BANCORP AND SUBSIDIARY
                                    FORM 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------

FORWARD LOOKING STATEMENT                                                   3

PART I.  FINANCIAL INFORMATION                                              4

Item 1.  Financial Statements                                               4

           Consolidated Condensed Balance Sheets                            4

           Consolidated Condensed Statements of Income                      5

           Consolidated Condensed Statements of Comprehensive Income        6

           Consolidated Condensed Statement of Shareholders' Equity         7

           Consolidated Condensed Statements of Cash Flows                  8

           Notes to Unaudited Consolidated Condensed Financial Statements   9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        15

Item 4.  Controls and Procedures                                           15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 16
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       16
Item 3.  Defaults Upon Senior Securities                                   16
Item 4.  Submission of Matters to a Vote of Security Holders               16
Item 5.  Other Information                                                 17
Item 6.  Exhibits                                                          17

SIGNATURES                                                                 18

EXHIBIT INDEX                                                              19

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



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         LINCOLN BANCORP AND SUBSIDIARY
                      Consolidated Condensed Balance Sheets


                                                                                      March 31,           December 31,
                                                                                        2005                 2004
                                                                                --------------------- --------------------
                                                                                     (Unaudited)
  Assets
       Cash and due from banks                                                  $     5,095,296       $     9,218,265
       Short-term interest-bearing demand deposits in other banks                    12,865,729            14,581,854
       Federal funds sold                                                               975,000             3,990,000
                                                                                --------------------- --------------------
           Cash and cash equivalents                                                 18,936,025            27,790,119
       Interest-bearing deposits                                                      1,999,452             2,188,111
       Investment securities
           Available for sale                                                       134,971,436           118,916,779
           Held to maturity (market value $1,695,000 and $1,745,000)                  1,665,000             1,695,000
                                                                                --------------------- --------------------
                Total investment securities                                         136,636,436           120,611,779
       Loans held for sale                                                            1,888,969             8,820,890
       Loans, net of allowance for loan losses of $5,745,000 and $5,701,000         578,629,139           567,182,726
       Premises and equipment                                                        14,780,475            14,416,140
       Investments in limited partnerships                                              979,777             1,024,777
       Federal Home Loan Bank stock                                                  10,538,100            10,427,000
       Interest receivable                                                            3,272,063             3,194,313
       Goodwill                                                                      23,906,877            23,906,877
       Core deposit intangible                                                        3,824,631             4,017,274
       Cash surrender value life insurance                                           17,972,704            17,751,275
       Other assets                                                                   6,054,413             7,635,652
                                                                                --------------------- --------------------

           Total assets                                                         $   819,419,061         $ 808,966,933
                                                                                ===================== ====================

  Liabilities
       Deposits
           Noninterest-bearing                                                  $    38,244,538         $  36,956,251
           Interest-bearing                                                         488,299,757           479,372,500
                                                                                --------------------- --------------------
                Total deposits                                                      526,544,295           516,328,751
       Securities sold under repurchase agreement                                     6,930,133             6,500,277
       Borrowings                                                                   170,829,812           177,829,382
       Interest payable                                                               1,367,687             1,145,877
       Other liabilities                                                             11,763,440             5,407,828
                                                                                --------------------- --------------------
           Total liabilities                                                        717,435,367           707,212,115
                                                                                --------------------- --------------------

  Commitments and Contingencies

  Shareholders' Equity
       Common stock, without par value
           Authorized - 20,000,000 shares
           Issued and outstanding - 5,399,653 and 5,366,563 shares                   63,895,579            63,533,976
       Retained earnings                                                             42,435,552            42,092,418
       Accumulated other comprehensive gain (loss)                                     (379,538)              182,864
       Unearned recognition and retention plan (RRP) shares                            (626,454)             (632,420)
       Unearned employee stock ownership plan (ESOP) shares                          (3,341,445)           (3,422,020)
                                                                                --------------------- --------------------
           Total shareholders' equity                                               101,983,694           101,754,818
                                                                                --------------------- --------------------

           Total liabilities and shareholders' equity                           $   819,419,061         $ 808,966,933
                                                                                ===================== ====================

  See notes to consolidated condensed financial statements.





                                       4




                         LINCOLN BANCORP AND SUBSIDIARY
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                                       Three Months Ended
                                                                             March 31,
                                                               ------------------ -------------------
                                                                     2005                2004
                                                               ------------------ -------------------
Interest Income
     Loans, including fees                                         $ 8,741,075       $  6,669,171
     Investment securities                                           1,186,100            692,707
     Deposits with financial institutions and Federal funds
         sold                                                           72,246             17,046
     Dividend income                                                   109,832            116,960
                                                               ------------------ -------------------
         Total interest and dividend income                         10,109,253          7,495,884
                                                               ------------------ -------------------

Interest Expense
     Deposits                                                        2,516,108          1,433,185
     Federal Home Loan Bank advances                                 1,960,833          2,034,194
     Other borrowings                                                   65,114                 --
                                                               ------------------ -------------------
         Total interest expense                                      4,542,055          3,467,379
                                                               ------------------ -------------------

Net Interest Income                                                  5,567,198          4,028,505
     Provision  for loan losses                                         13,509            200,172
                                                               ------------------ -------------------
Net Interest Income After Provision for Loan Losses                  5,553,689          3,828,333
                                                               ------------------ -------------------

Other Income
     Service charges on deposit accounts                               456,593            213,956
     Net realized and unrealized gains on loans                        214,519             70,366
     Point of sale income                                              119,182             86,689
     Loan servicing fees                                               106,436             82,901
     Increase in cash value of life insurance                          225,973            137,336
     Equity in losses of limited partnerships                          (45,000)           (33,000)
     Other income                                                      148,122            113,238
                                                               ------------------ -------------------
         Total other income                                          1,225,825            671,486
                                                               ------------------ -------------------

Other Expenses
     Salaries and employee benefits                                  2,635,095          1,853,601
     Net occupancy expenses                                            437,731            237,103
     Equipment expenses                                                408,902            185,787
     Advertising and business development                              170,508            102,997
     Data processing fees                                              622,327            360,719
     Professional fees                                                 123,533            114,952
     Director and committee fees                                       102,520             79,679
     Amortization of core deposit intangibles                          192,643             23,487
     Office supplies                                                   141,876             75,462
     Other expenses                                                    670,132            407,285
                                                               ------------------ -------------------
         Total other expenses                                        5,505,267          3,441,072
                                                               ------------------ -------------------

Income Before Income Tax                                             1,274,247          1,058,747
     Income tax expense                                                295,547            246,999
                                                               ------------------ -------------------

Net Income                                                        $    978,700       $    811,748
                                                               ================== ===================

Basic earnings per share                                          $        .20       $        .21
Diluted earnings per share                                                 .19                .20
Dividends per share                                                        .14                .13


See notes to consolidated condensed financial statements.





 LINCOLN BANCORP AND SUBSIDIARY

                    Consolidated Condensed Statements of Comprehensive Income
                                           (Unaudited)



                                                                         Three Months Ended
                                                                             March 31,
                                                                 ----------------- -----------------
                                                                       2005              2004
                                                                 ----------------- -----------------
  Net Income                                                         $ 978,700         $ 811,748
  Other comprehensive income, net of tax
        Unrealized losses on securities available for sale

            Unrealized holding gains (losses) arising during
            the period, net of tax expense (benefit) of
            ($317,410) and $226,147                                   (562,402)          438,815
                                                                 ----------------- -----------------
  Comprehensive income                                               $ 416,298        $1,250,563
                                                                 ================= =================



See notes to consolidated condensed financial statements.







                                                LINCOLN BANCORP AND SUBSIDIARY
                                   Consolidated Condensed Statement of Shareholders' Equity
                                           For the Three Months Ended March 31, 2005
                                                          (Unaudited)


                                         Common Stock                     Accumulated
                                 -------------------------                  Other                          Unearned
                                    Shares                   Retained    Comprehensive      Unearned         ESOP
                                 Outstanding    Amount       Earnings     Gain (Loss)     Compensation      Shares         Total
                                 ------------ ------------ ------------- --------------- --------------- ------------- -------------

Balances, January 1, 2005          5,366,563  $63,533,976   $42,092,418      $182,864       $(632,420)    $(3,422,020) $101,754,818

  Net income for the period                                     978,700                                                     978,700
  Unrealized gains (losses) on
    securities                                                               (562,402)                                     (562,402)
  Stock options exercised             33,090      361,603                                                                   361,603
  ESOP shares earned                                             70,703                                        80,575       151,278
  Amortization of unearned
    compensation expense                                          1,774                         5,966                         7,740
  Cash dividends ($.14
    per share)                                                 (708,043)                                                   (708,043)
                                 ------------ ------------ ------------- --------------- --------------- ------------- -------------

Balances, March 31, 2005           5,399,653  $63,895,579   $42,435,552    $ (379,538)     $ (626,454)    $(3,341,445) $101,983,694
                                 ============ ============ ============= =============== =============== ============= =============




See notes to consolidated condensed financial statements.






                                         LINCOLN BANCORP AND SUBSIDIARY
                                 Consolidated Condensed Statements of Cash Flows
                                                   (Unaudited)


                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                         -------------------- -------------------
                                                                                               2005                2004
                                                                                         -------------------- -------------------
  Operating Activities
       Net income                                                                          $   978,700         $    811,748
       Adjustments to reconcile net income to net cash provided by
            (used in) operating activities
         Provision for loan losses                                                              13,509              200,172
         Investment securities (amortization)/accretion, net                                   (51,926)             (57,703)
         Loans originated for sale in the secondary market                                  (2,031,350)          (5,785,900)
         Proceeds from sale of loans in the secondary market                                 3,287,593            4,611,948
         Gain on sale of loans                                                                (214,519)             (70,366)
         Amortization of net loan origination fees                                             (74,020)             (71,035)
         Depreciation and amortization                                                         372,983              179,047
         Amortization of unearned compensation expense                                           7,740              152,990
         ESOP shares earned                                                                    151,278              170,566
         Net change in:
           Interest receivable                                                                 (77,750)             163,536
           Interest payable                                                                    221,810              (23,311)
         Other adjustments                                                                     978,672             (268,850)
                                                                                         -------------------- -------------------
                Net cash provided by operating activities                                    3,562,720               12,842
                                                                                         -------------------- -------------------

  Investing Activities
       Purchases of securities available for sale                                          (48,701,776)         (17,468,470)
       Proceeds from maturities of securities available for sale                            36,838,483           23,678,176
       Proceeds from maturities of securities held to maturity                                  30,000               25,000
       Net change in loans                                                                  (5,481,530)          (2,950,367)
       Purchases of property and equipment                                                    (746,466)            (611,142)
       Proceeds from sale of foreclosed real estate                                           1,297,993             116,000
       Other investing activities                                                               170,298                  --
                                                                                         -------------------- -------------------
                Net cash provided by (used in) investing activities                        (16,592,998)           2,789,197
                                                                                         -------------------- -------------------

  Financing Activities
       Net change in
          Noninterest-bearing, interest-bearing demand, money market and savings
             deposits                                                                      (11,588,539)           5,136,503
          Certificates of deposit                                                           21,941,651           (5,303,390)
          Short-term borrowings                                                                429,856                   --
       Proceeds from FHLB advances                                                           8,000,000            8,000,000
       Repayment of FHLB advances                                                          (15,000,000)         (21,000,000)
       Dividends paid                                                                         (703,411)            (524,714)
       Exercise of stock options                                                               361,603               81,250
       Net change in advances by borrowers for taxes and insurance                             735,024              676,101
                                                                                         -------------------- -------------------
                Net cash provided by financing activities                                    4,176,184          (12,934,250)
                                                                                         -------------------- -------------------

  Net Change in Cash and Cash Equivalents                                                   (8,854,094)         (10,132,211)

  Cash and Cash Equivalents, Beginning of Period                                            27,790,119           16,793,923
                                                                                         -------------------- -------------------

  Cash and Cash Equivalents, End of Period                                               $  18,936,025          $ 6,661,712
                                                                                         ==================== ===================

  Additional Cash Flows and Supplementary Information
       Interest paid                                                                     $   4,320,245          $ 3,490,690
       Income tax paid                                                                              --                   --
       Loan balances transferred to foreclosed real estate                                      54,865              166,652
       Security purchased not yet settled                                                    5,019,250                   --
       Transfer of loans held for sale to loans                                              5,872,116                   --


  See notes to consolidated condensed financial statements.



                                       8

                         LINCOLN BANCORP AND SUBSIDIARY
         Notes to Unaudited Consolidated Condensed Financial Statements

Note 1:  Basis of Presentation

The consolidated financial statements include the accounts of Lincoln Bancorp (the "Company"), its wholly owned subsidiary, Lincoln Bank, a federally chartered savings bank ("Lincoln" or the "Bank"), and Lincoln's wholly owned subsidiaries, LF Service Corporation ("LF Service") and Citizens Loan and Service Corporation ("CLSC"), both Indiana corporations, and LF Portfolio Services, Inc. ("LF Portfolio"), a Delaware corporation. A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 2004 Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at March 31, 2005, and for the three months ended March 31, 2005 and 2004, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the three-month period ended March 31, 2005, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2004, has been derived from the audited consolidated balance sheet of the Company as of that date.


Note 2:  Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.




                                              Three Months Ended                         Three Months Ended
                                                March 31, 2005                             March 31, 2004
                                      ---------------------------------         -----------------------------------
                                                  Weighted         Per                     Weighted       Per
                                                   Average        Share                     Average      Share
                                      Income       Shares        Amount         Income      Shares       Amount
                                      ------      --------       ------         ------     --------      ------
     Basic earnings per share
       Income available to
       common shareholders               $978,700    5,001,750    $ .20        $811,748    3,950,280     $ .21
                                                                  =====                                  ======

     Effect of dilutive RRP
     awards and stock options                          137,119                               159,954
                                    --------------------------                 ---------------------
     Diluted earnings per share
       Income available to
       common shareholders and
       assumed conversions
                                         $978,700    5,138,869    $ .19        $811,748    4,110,234     $ .20
                                    ==========================================================================



Note 3:  Stock Options

The Company has a stock-based employee compensation plan, which is described more fully in Notes to Financial Statements included in the December 31, 2004 Annual Report to Shareholders. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                              Three Months     Three Months
                                                 Ended             Ended
                                                March 31,        March 31,
                                                  2005             2004
                                           ----------------------------------

     Net income, as reported                    $978,700         $ 811,748
     Less:  Total stock-based employee
         compensation cost determined
         under the fair value based
         method, net of income taxes              25,144             9,104
                                           ----------------------------------

     Pro forma net income                       $953,566         $ 802,644
                                           ==================================

     Earnings per share:
         Basic - as reported                    $    .20         $     .21
         Basic - pro forma                           .19         $     .20
         Diluted - as reported                       .19         $     .20
         Diluted - pro forma                         .19         $     .20


In December, 2004, the Financial Accounting Standards Board (FASB) issued an amendment to SFAS 123 (SFAS 123R) which eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25 and generally requires that such transactions be accounted for using a fair value-based method. SFAS 123R will be effective for the Company beginning January 1, 2006. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date.

As of the required effective date, the Company will apply SFAS 123R using either the modified version of prospective application or the modified version of retrospective application. Under the prospective transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for either recognition or pro forma disclosures. For periods before the required effective date, a company may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS 123.

The Company is currently evaluating the effect of the recognition and measurement provisions of SFAS 123R but believes the adoption of SFAS 123R will not result in a material impact on the Company's results of operations, cash flows or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company was organized in September 1998. On December 30, 1998, it acquired the common stock of Lincoln upon the conversion of Lincoln from a federal mutual savings bank to a federal stock savings bank.

Lincoln Bank was originally organized in 1884 as Ladoga Federal Savings and Loan Association, located in Ladoga, Indiana. In 1979 Ladoga Federal merged with Plainfield First Federal Savings and Loan Association, a federal savings and loan association located in Plainfield, Indiana which was originally organized in 1896. Following the merger, the Bank changed its name to Lincoln Federal Savings and Loan Association and, in 1984, adopted the name, Lincoln Federal Savings Bank. On September 1, 2003, the Bank adopted the name Lincoln Bank. On August 2, 2004, the Company acquired First Shares Bancorp, Inc., the holding company of First Bank, an Indiana commercial Bank. First Shares was merged with and into the Company and immediately thereafter, First Bank was merged into Lincoln Bank. Lincoln currently conducts its business from 17 full-service offices located in Hendricks, Johnson, Morgan, Clinton, Montgomery, and Brown Counties, Indiana, with its main office located in Plainfield.

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


Critical Accounting Policies

Note 1 to the consolidated financial statements contains a summary of the Company's significant accounting policies presented on pages 28 through 31 of the Annual Report to Shareholders for the year ended December 31, 2004, which was filed on Form 10-K with the Securities and Exchange Commission on March 31, 2005. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of mortgage servicing rights, and the valuation of intangible assets.

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

The Company's allowance consists of three components: probable losses estimated from individual reviews of specific loans and probable losses estimated from historical loss rates. Also, probable losses resulting from economic or other deterioration above and beyond what is reflected in the first two components of the allowance are considered.

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or fair value of the underlying collateral. The Company evaluates the collectibility of both principal and interest when assessing the need for a loss accrual. Estimated loss rates are applied to other commercial loans not subject to specific reserve allocations.

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


Mortgage servicing rights

The Company recognizes the rights to service sold mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the amounts recorded in the consolidated income statement.

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


Financial Condition

Assets totaled $819.4 million at March 31, 2005, an increase from December 31, 2004 of $10.4 million. The increase in assets occurred in net loans, which increased $11.4 million, and investment securities available for sale, which increased $16.0 million. This increase was partially offset by a $8.9 million decline in cash and cash equivalents and a $6.9 million decline in loans held for sale. Loan growth was experienced in commercial and consumer lending since December 31, 2004. The decline in cash and cash equivalents was reinvested into securities available for sale.

Total  deposits  were  $526.5  million at March 31,  2005,  an increase of $10.2 million from the $516.3 million at December 31, 2004. Growth occurred in certificates of deposit, which increased $21.8 million, while money market deposits declined by $13.4 million as a result of high competitive pricing in the market for money market deposits and the migration of funds into certificates of deposit. Borrowings declined by $7.0 million from year end 2004 to $170.8 million at March 31, 2005.

Shareholders' equity increased $229,000 from December 31, 2004 to March 31, 2005. Shareholders' equity increased due to net income of $979,000 stock options exercised of $362,000, Employee Stock Ownership Plan shares earned of $151,000, unearned compensation amortization of $7,000 and a decrease in unrealized gains on investment securities available for sale of $562,000. Cash dividends of $708,000 were declared during the first quarter.


Comparison  of  Operating  Results for the Three Months Ended March 31, 2005 and
2004

Net income for the first quarter ended March 31, 2005 was $979,000, or $.20 for basic and $.19 for diluted earnings per share. This compared to net income for the comparable period in 2004 of $812,000, or $.21 for basic and $.20 diluted earnings per share. Return on assets was .48% and return on equity was 3.80% for the first quarter of 2005 compared to .55% and 4.04%, respectively, for the same period last year.

Net interest income for the first quarter of 2005 was $5,567,000 compared to $4,029,000 for the same period in 2004. Net interest margin was 3.00% for the three-month period ended March 31, 2005 compared to 2.88% for the same period in 2004. The average yield on earning assets increased 9 basis points in the first quarter 2005 compared to the same period in 2004 while the average cost of interest-bearing liabilities declined 11 basis points for the same period. This increased the interest rate spread from 2.51% at March 31, 2004 to 2.71% at March 31, 2005, or 20 basis points. The acquisition of First Shares Bancorp, effective August 2, 2004, provided a boost to earning assets and net interest margin. The merger provided a greater mix of commercial and consumer loans with higher yields.

The Bank's provision for loan losses for the first quarter of 2005 was $14,000 compared to $200,000 for the same period in 2004. Nonperforming loans to total loans at March 31, 2005 increased slightly to .95% from .87% at December 31, 2004. Nonperforming assets to total assets were .74% at March 31, 2005 compared to .85% at December 31, 2004. The allowance for loan losses as a percent of loans was .98% at both March 31, 2005 and December 31, 2004. Analysis of the allowance for loan losses at March 31, 2005 indicated no further adjustments were necessary at this time. During the quarter, the Bank recognized $31,000 in net recoveries on previously charged-off loans.

Other income for the three months ended March 31, 2005 was $1,226,000 compared to $671,000 for the same quarter of 2004. The increase of $555,000 in other income was primarily from the increase in service charges on deposit accounts, which increased $243,000; net realized and unrealized gains on sale of loans, which increased $145,000; and an $89,000 increase in cash value of life insurance. The majority of the service charge increase was the result of the implementation of the Bank's courtesy overdraft program Lincoln Advantage in the second quarter of 2004. In addition, the merger of First Shares added service charge revenue during the first quarter of 2005. During the first quarter of 2004 the Bank also sold residential mortgages while retaining the servicing rights. During 2005 most loan volume is sold with servicing released to the buyer. In general, premiums received on loans sold with servicing released exceed those received where servicing is retained by the Bank. Cash value of life insurance increased from the addition of policies held by First Bank as a result of the merger August 2, 2004, plus an increase in dividend rate.

Other expenses were $5,505,000 for the three months ended March 31, 2005 compared to $3,441,000 for the same three months of 2004. The primary reason for the increase in expenses was the acquisition of First Shares Bancorp during the third quarter of 2004. Full-time equivalent employees increased from 132.0 for the quarter ended March 31, 2004 to 220.8 for quarter ended March 31, 2005. Our branch locations increased from nine to seventeen from the end of the first quarter in 2004 to the end of the same quarter in 2005.


Asset Quality

The Company currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements. Special mention loans represent credits that have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Lincoln's credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies on the loans are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Lincoln had $14.2 million and $19.4 million of loans classified as special mention as of March 31, 2005 and December 31, 2004, respectively. In addition, Lincoln had
$6.6 million and $5.7 million of loans classified as substandard at March 31, 2005 and December 31, 2004, respectively. Loans classified as doubtful totaled $233,000 at both March 31, 2005 and December 31, 2004. At March 31, 2005 and December 31, 2004, no loans were classified as loss. At March 31, 2005, and December 31, 2004, respectively, non-accrual loans were $5.3 million and $4.8 million. At March 31, 2005 and December 31, 2004, respectively, accruing loans delinquent 90 days or more totaled $212,000 and $314,000. At March 31, 2005 and December 31, 2004, the allowance for loan losses was $5.7 million and $5.7 million, respectively or approximately .98% and .98% of loans, including loans held for sale, respectively.


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

Pursuant to OTS capital regulations in effect at March 31, 2005, savings associations were required to maintain a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and a total risk-based capital to risk-weighted assets ratio of 8%. At March 31, 2005, Lincoln's capital levels exceeded all applicable regulatory capital requirements in effect as of that date.


Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.

Subsequent Events

At March 31, 2005, loans to a certain borrower totaling $2.2 million were classified as substandard and appropriate reserves were assigned based on the information available. In April 2005, the Bank was notified of certain additional problems experienced by this borrower. Subsequent to that date, the borrower filed for bankruptcy protection under Chapter 7 of the U.S. Bankruptcy Code. The initial bankruptcy hearings have taken place but the borrower has received two extensions of time to file certain schedules necessary for a creditor meeting to take place.

As of May 16, 2005, a creditors' meeting is tentatively scheduled for June 10, 2005. Pending the results of this meeting, the Bank is unable to determine its ultimate collateral position and related losses. The Bank will continue to monitor this situation closely and provide for any additional losses as information becomes available.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of December 31, 2004 and 2003, is an analysis performed by the OTS of Lincoln's interest rate risk as measured by changes in Lincoln's net portfolio value ("NPV") for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 100 basis points.

                                December 31, 2004
                                -----------------

                        Net Portfolio Value          NPV as % of PV of Assets
    Changes
    In Rates   $ Amount    $ Change       %Change      NPV Ratio      Change
    --------   --------    ---------      -------      ---------      ------
                             (Dollars in thousands)

    +300 bp     $69,053     (16,332)        (19)%         9.00%      (168) bp
    +200 bp      76,161      (9,224)        (11)          9.79        (90) bp
    +100 bp      81,958      (3,426)         (4)         10.39        (30) bp
       0 bp      85,385                                  10.69
    -100 bp      84,237      (1,148)         (1)         10.45        (24) bp



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

Management believes that at March 31, 2005, there have been no material changes in Lincoln's interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7A of the Company's Annual Report on Form 10-K for the period ended December 31, 2004.


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

PART II.   OTHER INFORMATION

Item 1. Legal Proceedings

     In connection with the Bank's 2004, 2003 and 2000 examinations by the Office of Thrift Supervision (the "OTS"), the OTS found certain failures of the Bank to comply with various laws and regulations, including the Bank Secrecy Act, the Flood Disaster Protection Act (the "FDPA") and the Truth in Lending Act ("TILA"). Effective May 2, 2005, the Bank executed a Stipulation and Consent to the Issuance of an Order to Cease and Desist for Affirmative Relief ("C&D Stipulation") and a Stipulation and Consent to the Issuance of an Order of Assessment of Civil Money Penalty ("CMP Stipulation"), and the OTS issued a Consent Order to Cease and Desist for Affirmative Relief (the "C&D Order") and an Order of Assessment of Civil Money Penalty (the "CMP Order").

     Pursuant to the C&D Stipulation and C&D Order, the Bank has agreed to take a number of actions within specified timeframes, including promptly reviewing and correcting any deficiencies and noncompliance under the FDPA and TILA and revising its BSA, FDPA and TILA policies and procedures. The Bank has agreed to engage an outside third party to review and test the Bank's BSA compliance program, including a review of transactions since August 1, 2003, and the Bank also has agreed to include in its revised BSA policy a requirement for annual independent testing of its BSA compliance program. The revisions to the Bank's FDPA and TILA policies are to include requirements for additional training of lending staff on the requirements of the FDPA and TILA laws and regulations and also are to require the Bank's internal auditor or independent compliance officer to conduct quarterly reviews to assess the Bank's FDPA and TILA compliance.

     The Bank's Board of Directors also has agreed to review the Bank's compliance deficiencies and to prepare and adopt a staffing plan designed to strengthen and improve the Bank's management and operations. The Board is required to appoint a Regulatory Compliance Committee (the "Committee") to monitor and coordinate the Bank's compliance with the C&D Order. The Committee must submit to the Board for each quarter a written progress report on the actions taken to comply with the C&D Order. The directors are required to certify in writing that they have reviewed the quarterly Committee reports, and the reports and director certifications, together with any Board comments, are to be submitted to the OTS Regional Director.

     Pursuant to the CMP Stipulation and the CMP Order, the OTS assessed and the Bank has paid a civil money penalty in the amount of $8,400 for the Bank's alleged failure to comply with the FDPA. The Bank's Board and management are continuing to take the actions necessary to comply with the Stipulations and Orders.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The Company announced a stock repurchase program on April 23, 2003, and up to 127,963 additional shares may still be repurchased under that program. No shares were repurchased during the quarter ended March 31, 2005. The repurchase program does not have an expiration date.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     As previously reported in a Current Report on Form 8-K, T. Tim Unger resigned and retired from his positions as the Chairman, President and Chief Executive Officer of the Company and the Bank effective May 1, 2005, and will retire from the position of Chairman of the Board of Directors of the Company effective June 1, 2005. A Severance Agreement, dated May 12, 2005, among the Company, the Bank and Mr. Unger, provides for the termination of Mr. Unger's Employment Agreement with the Bank effective May 31, 2005. Pursuant to the Severance Agreement, Mr. Unger will be paid compensation at his current rate until December 31, 2005, and also will be paid the amounts of matching contributions that would have made on his behalf under the Company's 401(k) Plan and the amount of contributions that would have been allocated to his account under the Company's Employee Stock Ownership Plan had he remained employed through December 31, 2005. The Severance Agreement also contains a general release and waiver of certain claims and confidentiality and non-competition provisions. A copy of the Severance Agreement is attached as Exhibit 10(1) to this Report.


Item 6. Exhibits

     The exhibits listed in the Exhibit Index are incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      LINCOLN BANCORP


Date:   May 16, 2005                  By: /s/ Jerry R. Engle
                                          --------------------------------------
                                          Jerry R. Engle
                                          President and Chief Executive Officer


Date:   May 16, 2005                  By: /s/ John M. Baer
                                          --------------------------------------
                                          John M. Baer
                                          Secretary and Treasurer

                                  EXHIBIT INDEX







   Exhibit No.                     Description                         Location
   -----------                     -----------                         --------

     10(1)           Severance Agreement, dated May 12, 2005,          Attached
                     among Lincoln Bancorp, Lincoln Bank and
                     T. Tim Unger

     31(1)           Certification required by 17 C.F.R. Section       Attached
                     240.13a-14(a)

     31(2)           Certification required by 17 C.F.R. Section       Attached
                     240.13a-14(a)

     32              Certification pursuant to 18 U.S.C.               Attached
                     Section 1350, as adopted pursuant to
                     Section 906 of the Sarbanes-Oxley Act of
                     2002