Form 10-Q
period 2005-06-30
LINCOLN BANCORP /IN/
filed 2005-08-12
CIK 1070259

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

Commission file number: 000-25219

LINCOLN BANCORP
(Exact name of registrant specified in its charter)

Indiana (State or other jurisdiction of incorporation or organization)	35-2055553 (I.R.S. Employer Identification Number)

1121 East Main Street
Plainfield, Indiana 46168-0510
(Address of principal executive offices, including Zip Code)

(317) 839-6539
(Registrant’s telephone number, including area code)

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

The number of shares of the Registrant’s common stock, without par value, outstanding as of June 30, 2005 was 5,400,253.

LINCOLN BANCORP AND SUBSIDIARY
FORM 10-Q

FORWARD LOOKING STATEMENT

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined in the notes to the consolidated condensed financial statements), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; or regulatory changes.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Balance Sheets

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets
Cash and due from banks	$4,038,254	$9,218,265
Short-term interest-bearing demand deposits in other banks	25,891,128	14,581,854
Federal funds sold	--	3,990,000
Cash and cash equivalents	29,929,382	27,790,119
Interest-bearing deposits	--	2,188,111
Investment securities
Available for sale	90,283,470	118,916,779
Held to maturity (market value $1,695,000 and $1,745,000)	1,665,000	1,695,000
Total investment securities	91,948,470	120,611,779
Loans held for sale	3,614,498	8,820,890
Loans, net of allowance for loan losses of $7,284,519 and $5,700,702	599,766,189	567,182,726
Premises and equipment	14,434,327	14,416,140
Investments in limited partnerships	1,046,108	1,024,777
Federal Home Loan Bank stock	10,648,200	10,427,000
Interest receivable	3,643,261	3,194,313
Goodwill	23,906,877	23,906,877
Core deposit intangible	3,631,988	4,017,274
Cash surrender value life insurance	18,095,124	17,751,275
Other assets	6,179,716	7,635,652
Total assets	$806,844,140	$808,966,933

Liabilities
Deposits
Noninterest-bearing	$47,253,268	$36,956,251
Interest-bearing	512,291,265	479,372,500
Total deposits	559,544,533	516,328,751
Securities sold under repurchase agreement	7,885,242	6,500,277
Borrowings	132,079,480	177,829,382
Interest payable	1,438,404	1,145,877
Other liabilities	5,702,053	5,407,828
Total liabilities	706,649,712	707,212,115

Commitments and Contingencies

Shareholders’ Equity
Common stock, without par value
Authorized - 20,000,000 shares
Issued and outstanding - 5,400,253 and 5,366,563 shares	63,903,079	63,533,976
Retained earnings	40,147,831	42,092,418
Accumulated other comprehensive income	24,877	182,864
Unearned recognition and retention plan (RRP) shares	(620,489)	(632,420)
Unearned employee stock ownership plan (ESOP) shares	(3,260,870)	(3,422,020)
Total shareholders’ equity	100,194,428	101,754,818

Total liabilities and shareholders’ equity	$806,844,140	$808,966,933

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest Income
Loans, including fees	$9,343,143	$6,622,058	$18,084,218	$13,291,230
Investment securities	1,215,916	602,618	2,409,771	1,295,325
Deposits with financial institutions and Federal Funds sold	167,652	9,030	232,143	26,076
Dividend income	112,538	94,256	222,370	211,216
Total interest and dividend income	10,839,249	7,327,962	20,948,502	14,823,847

Interest Expense
Deposits	3,168,573	1,393,652	5,684,681	2,826,837
Federal Home Loan Bank advances	1,973,109	2,029,895	3,933,942	4,064,089
Other Borrowings	48,118	--	113,232	--
Total interest expense	5,189,800	3,423,547	9,731,855	6,890,926

Net Interest Income	5,649,449	3,904,415	11,216,647	7,932,921
Provision for loan losses	1,915,722	223,281	1,929,231	423,453
Net Interest Income After Provision for Loan Losses	3,733,727	3,681,134	9,287,416	7,509,468

Other Income
Service charges on deposit accounts	525,483	305,034	982,076	518,990
Net realized and unrealized gains on loans	162,441	68,041	376,960	138,407
Net realized losses on sales of available-for-sale securities	(292,420)	--	(292,420)	--
Point of sale income	149,572	102,575	268,754	189,264
Loan servicing fees	102,516	81,805	208,952	164,706
Increase in cash value of life insurance	122,420	116,051	348,393	253,387
Equity in income/(losses) of limited partnerships	66,331	(33,000)	21,331	(66,000)
Other income	236,450	159,918	384,572	273,156
Total other income	1,072,793	800,424	2,298,618	1,471,910

Other Expenses
Salaries and employee benefits	2,899,007	1,641,923	5,534,102	3,495,524
Net occupancy expenses	497,265	230,435	934,996	467,538
Equipment expenses	373,294	222,263	782,196	408,051
Advertising and business development	217,358	132,225	387,866	235,222
Data processing fees	609,500	375,737	1,231,827	736,455
Professional fees	272,853	119,634	396,386	234,587
Director and committee fees	2,018	10,712	104,538	90,390
Core deposit intangibles amortization	192,642	23,487	385,285	46,974
Prepayment fees on Federal Home Loan Bank advances	1,621,813	--	1,621,813	--
Office supplies	132,895	45,532	274,771	120,993
Other expenses	863,019	418,755	1,533,151	826,042
Total other expenses	7,681,664	3,220,703	13,186,931	6,661,776

Income (Loss) Before Income Tax	(2,875,144)	1,260,855	(1,600,897)	2,319,602
Income tax expense (benefit)	(1,236,109)	324,656	(940,562)	571,655

Net Income (Loss)	$(1,639,035)	$936,199	$(660,335)	$1,747,947

Basic earnings (loss) per share	$(.33)	$.24	$(.13)	$.44
Diluted earnings (loss) per share	(.33)	.23	(.13)	.43
Dividends per share	.14	.13	.28	.26

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net Income (Loss)	$(1,639,035)	$936,199	$(660,335)	$1,747,947

Other comprehensive income (loss), net of tax

Unrealized gains (losses) on securities available for sale

Unrealized holding gains (losses) arising during the period, net of tax expense/(benefit) of $120,615, $(325,263), $(196,797), and $(99,135)	206,277	(631,380)	(356,125)	(192,565)

Less: Reclassification adjustment for losses included in net loss, net of tax benefit of $94,282, -0-, 94,282 and -0-.	(198,138)	-0-	(198,138)	-0-
	404,415	(631,380)	(157,987)	(192,565)
Comprehensive income (loss)	$(1,234,620)	$304,819	$(818,322)	$1,555,382

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Statement of Shareholders’ Equity
For the Six Months Ended June 30, 2005
(Unaudited)

				Accumulated
	Common Stock			Other		Unearned
	Shares		Retained	Comprehensive	Unearned	ESOP
	Outstanding	Amount	Earnings	Income	Compensation	Shares	Total

Balances, January 1, 2005	5,366,563	$63,533,976	$42,092,418	$182,864	$(632,420)	$(3,422,020)	$101,754,818

Net loss for the period			(660,335)				(660,335)

Unrealized losses on securities, net of reclassification adjustment				(157,987)			(157,987)

Stock options exercised	33,690	369,103					369,103

ESOP shares earned			129,019			161,150	290,169

Amortization of unearned compensation expense			3,549		11,931		15,480

Cash dividends ($.28 per share)			(1,416,820)				(1,416,820)

Balances, June 30, 2005	5,400,253	$63,903,079	$40,147,831	$24,877	$(620,489)	$(3,260,870)	$100,194,428

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Operating Activities
Net income (loss)	$(660,335)	$1,747,947
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	1,929,231	423,453
Investment securities accretion, net	(89,415)	145,594
Investment securities losses	292,420	--
Loans originated for sale in the secondary market	(18,322,684)	(10,494,480)
Proceeds from sale of loans in the secondary market	17,999,008	8,759,295
Gain on sale of loans	(376,960)	(138,407)
Amortization of net loan origination fees	(138,721)	(130,138)
Amortization of purchase accounting adjustment	591,274	26,225
Depreciation and amortization	773,382	369,267
Amortization of unearned compensation expense	15,480	263,885
ESOP shares earned	290,169	322,245
Net change in:
Interest receivable	(448,948)	39,138
Interest payable	292,527	(70,951)
Other adjustments	141,969	19,258
Net cash provided by operating activities	2,288,397	1,282,331

Investing Activities
Purchases of securities available for sale	(88,819,404)	(34,776,645)
Proceeds from sales of securities available for sale	50,469,362	--
Proceeds from maturities of securities available for sale	66,519,844	52,042,457
Proceeds from maturities of securities held to maturity	30,000	25,000
Net change in loans	(28,716,985)	(15,643,150)
Purchases of property and equipment	(1,014,002)	(980,206)
Purchases of Federal Home Loan Bank stock	--	--
Proceeds from sale of foreclosed real estate	1,464,941	493,218
Other investing activities	2,418,009	1,365
Net cash provided by investing activities	2,351,765	1,162,039

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand, money market and savings deposits	21,411,699	(2,366,972)
Certificates of deposit	21,528,949	(1,846,830)
Short term borrowings	1,384,965	--
Proceeds from FHLB advances	13,000,000	51,800,000
Repayment of FHLB advances	(58,855,000)	(60,500,000)
Dividends paid	(1,411,453)	(1,050,273)
Exercise of stock options	369,103	238,000
Net change in advances by borrowers for taxes and insurance	70,838	610,994
Net used in financing activities	(2,500,899)	(13,115,081)

Net Change in Cash and Cash Equivalents	2,139,263	(10,670,711)

Cash and Cash Equivalents, Beginning of Period	27,790,119	16,793,923

Cash and Cash Equivalents, End of Period	$29,929,382	$6,123,212

Additional Cash Flows and Supplementary Information
Interest paid	$9,439,328	$6,961,877
Income tax paid/(refund received)	(438,666)	472,000
Loan balances transferred to foreclosed real estate	389,371	499,100
Securitization of loans	--	27,068,072
Transfer of loans held for sale to loans	5,872,116	--

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Notes to Unaudited Consolidated Condensed Financial Statements

Note 1: Basis of Presentation

The consolidated financial statements include the accounts of Lincoln Bancorp (the “Company”), its wholly owned subsidiary, Lincoln Bank, a federally chartered savings bank (“Lincoln” or the “Bank”), and Lincoln’s wholly owned subsidiaries, LF Service Corporation (“LF Service”) and Citizens Loan and Service Corporation (“CLSC”), both Indiana corporations, and LF Portfolio Services, Inc. (“LF Portfolio”), a Delaware corporation. A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 2004 Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at June 30, 2005, and for the three and six months ended June 30, 2005 and 2004, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the three-month and six-month periods ended June 30, 2005, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date.

Note 2: Earnings (Loss) Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

	Three Months Ended June 30, 2005				Three Months Ended June 30, 2004
	Income	Weighted Average Shares	Per Share Amount		Income	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share
Income available to common shareholders	$(1,639,035)	5,022,453	$	( .33)	$936,199	3,970,084	$.24

Effect of dilutive RRP awards and stock options						122,720
Diluted earnings (loss) per share
Income available to common shareholders and assumed conversions	$(1,639,035)	5,022,453	$	( .33)	$936,199	4,092,804	$.23

	Six Months Ended June 30, 2005				Six Months Ended June 30, 2004
	Income	Weighted Average Shares	Per Share Amount		Income	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share
Income available to common shareholders	$(660,335)	5,012,820		$(.13)	$1,747,947	3,960,111	$.44

Effect of dilutive RRP awards and stock options						141,337
Diluted earnings (loss) per share
Income available to common shareholders and assumed conversions	$(660,335)	5,012,820	$	( .13)	$1,747,947	4,101,448	$.43

Options to purchase 634,502 shares of common stock at exercise prices of $7.32 to $19.08 per share were outstanding at June 30, 2005, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

Note 3: Stock Options

The Company has a stock-based employee compensation plan, which is described more fully in Notes to Financial Statements included in the December 31, 2004 Annual Report to Shareholders. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Net income (loss), as reported	$(1,639,035)	$936,199	$(660,335)	$1,747,947
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	25,144	7,224	50,288	16,328
Pro forma net income (loss)	$(1,664,179)	$928,975	$(710,623)	$1,731,619
Earnings (loss) per share:
Basic - as reported	$(.33)	$.24	$(.13)	$.44
Basic - pro forma	$(.33)	.23	$(.14)	.44
Diluted - as reported	$(.33)	.23	$(.13)	.43
Diluted - pro forma	$(.33)	.23	$(.14)	.42

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

The Company is currently evaluating the effect of the recognition and measurement provisions of SFAS 123R but believes the adoption of SFAS 123R will not result in a material impact on the Company’s results of operations, cash flows or financial position.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Lincoln offers a variety of lending, deposit and other financial services to its retail and commercial customers. The Bank’s principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured primarily by first mortgage liens on one- to four-family residential real estate. Lincoln’s deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. Lincoln offers a number of financial services, which includes: (i) one-to four-family residential real estate loans; (ii) commercial real estate loans; (iii) real estate construction loans; (iv) land loans; (v) multi-family residential loans; (vi) consumer loans, including home equity loans and automobile loans; (vii) commercial loans; (viii) money market demand accounts; (ix) savings accounts; (x) checking accounts; (xi) NOW accounts; (xii) certificates of deposit; and (xiii) financial planning.

Lincoln currently owns three subsidiaries. First, LF Service, whose assets consist of an investment in Family Financial Holdings, Inc. (“Family Financial”) and in Bloomington Housing Associates, L.P. (“BHA”). Family Financial primarily engages in retail sales of insurance products in connection with loans originated by its shareholder financial institutions. BHA is an Indiana limited partnership that was organized to construct, own and operate a 130-unit apartment complex in Bloomington, Indiana (the “BHA Project”). Development of the BHA Project was completed in 1993 and the project is performing as planned. Second, CLSC, which primarily engages in the purchase and development of tracts of undeveloped land. Because CLSC engages in activities that are not permissible for a national bank, OTS regulations prohibit Lincoln from including its investment in CLSC in its calculation of regulatory capital. CLSC purchases undeveloped land, constructs improvements and infrastructure on the land, and then sells lots for residential home construction. Third, LF Portfolio, which is located in Nevada, holds and manages a significant portion of Lincoln’s investment portfolio.

Lincoln’s results of operations depend primarily upon the level of net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and costs incurred with respect to interest-bearing liabilities, primarily deposits and borrowings. Results of operations also depend upon the level of Lincoln’s non-interest income, including fee income and service charges and the level of its non-interest expenses, including general and administrative expenses.

Critical Accounting Policies

Note 1 to the consolidated financial statements contains a summary of the Company’s significant accounting policies presented on pages 28 through 31 of the Annual Report to Shareholders for the year ended December 31, 2004, which was filed on Form 10-K with the Securities and Exchange Commission on March 31, 2005. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of mortgage servicing rights, and the valuation of intangible assets.

Allowance for loan losses

The allowance for loan losses represents management’s estimate of probable losses inherent in the Company’s loan portfolios. In determining the appropriate amount of the allowance for loan losses, management makes numerous assumptions, estimates and assessments.

The Company’s strategy for credit risk management includes conservative, centralized credit policies, and uniform underwriting criteria for all loans as well as an overall credit limit for each customer significantly below legal lending limits. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit quality reviews and quarterly management reviews of large credit exposures and loans experiencing deterioration of credit quality. A standard credit scoring system is used to assess credit risks during the loan approval process of all consumer loans while commercial loans are individually reviewed by a credit analyst with formal presentations to the Bank’s Loan Committee.

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

Intangible assets

Management periodically assesses the impairment of its goodwill and the recoverability of its core deposit intangible. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. If actual external conditions and future operating results differ from management’s judgments, impairment and/or increased amortization charges may be necessary to reduce the carrying value of these assets to the appropriate value.

Financial Condition

Assets totaled $806.8 million at June 30, 2005, a decrease from December 31, 2004 of $2.1 million. By the end of the second quarter, securities had declined by $28.7 million from yearend 2004. This was as a result of a restructuring of the balance sheet designed to strategically sell certain lower yielding investments totaling $37.5 million during the quarter and to utilize the cash flow generated from this sale to extinguish certain higher cost advances from the Federal Home Loan Bank of Indianapolis totaling $33.9 million. The decrease in assets due to the described restructuring was partially offset by an increase of $27.4 million in loans and loans held for sale, net of allowance for loan losses. Loan growth during the quarter was primarily in commercial and consumer lending, up $10.5 and $26.7 million, respectively. Residential mortgage loans declined $5.3 million from December 31, 2004.

Deposits totaled $559.5 million at June 30, 2005, an increase of $43.2 million from December 31, 2004. Growth was experienced in all categories of deposits except money market deposits. The largest growth occurred in certificates of deposit, up $36.4 million with $18.1 million of this growth from public funds. Money market deposits declined by $7.4 million as a result of high competitive pricing in the market for money market deposits and the migration of funds into certificates of deposit. Borrowed funds declined by $44.4 million from year end 2004 to $140.0 million at June 30, 2005, primarily as a result of the balance sheet restructuring mentioned above and the retirement of other debt.

Shareholders’ equity decreased $1.6 million from December 31, 2004 to June 30, 2005. The decrease was a result of the net loss of $660,000 and dividends paid of $1.4 million. These decreases were partially offset by stock options exercised and Employee stock ownership shares earned.

Comparison of Operating Results for the Three Months Ended June 30, 2005 and 2004

Net loss for the second quarter ended June 30, 2005 was $1,639,000, or $.33 for both basic and diluted loss per share. This compared to net income for the comparable period in 2004 of $936,000 or $.24 for basic and $.23 for diluted earnings per share. The decline in net income was primarily due to an increase in the provision for loan losses, costs associated with the balance sheet restructuring and contract costs.

Costs associated with the balance sheet restructuring noted above included $1.6 million of prepayment fees and adjustments associated with the early extinguishment of debt. In addition, the sale of a group of lower yielding securities associated with the restructuring resulted in a pre-tax loss of $485,000 that was partially offset by a security sale unrelated to the restructuring that resulted in a gain of $192,000. In total the restructuring of the balance sheet resulted in an after-tax charge to earnings of $1,302,000.

Also, the Company recognized contract costs in the second quarter of 2005 relating to the retirement of the Company’s Chief Executive Officer and another senior officer. T. Tim Unger, who retired as President and Chief Executive Officer of the Company and the Bank, and who will continue to serve on the Board of Directors until the next annual meeting of shareholders scheduled for April 2006, is entitled to compensation and benefits through the end of 2005. Former Senior Vice President Rebecca J. Morgan, who left the Bank effective June 1, 2005, is entitled to compensation and benefits through January 15, 2006. This recognition of contract costs in connection with Mr. Unger and Ms. Morgan reduced net income for the second quarter by $150,000.

Net interest income for the second quarter of 2005 was $5,649,000 compared to $3,904,000 for the same period in 2004. Net interest margin was 2.92% for the three-month period ended June 30, 2005 compared to 2.79% for the same period in 2004. The average yield on earning assets increased .36% for the second quarter of 2005 compared to the same period in 2004. The average cost of interest-bearing liabilities increased .15% from the second quarter of 2004 to the second quarter of 2005. This increased spread from 2.40% for the 2004 period to 2.60% for the 2005 period, or .20%. The acquisition of First Shares Bancorp, effective August 2, 2004, provided a boost to earning assets and net interest margin. The merger provided a greater mix of commercial and consumer loans with higher yields.

The Bank’s provision for loan losses for the second quarter 2005 was $1,916,000 compared to $223,000 for the same period in 2004. Non-performing loans to total loans at June 30, 2005 were .88% compared to .87% at December 31, 2004, while non-performing assets to total assets were .75% at June 30, 2005 compared to .85% at December 31, 2004. The decrease in non-performing assets was due to a reduction in other real estate owned as one larger property was sold.

As filed July 12, 2005 on Form 8-K, the Company originally announced an additional $1.30 million of provision to the allowance for loan losses to cover the risk exposure for a specific loan. The Registrant's bank subsidiary, Lincoln Bank (the "Bank") was informed that an electrical contractor (the "Borrower") in Indianapolis had filed for liquidation under Chapter 7 of the bankruptcy statutes. Bank management had initially estimated potential losses with regard to the Borrower of $1.64 million. Current analysis indicates a potential loss of approximately $1.55 million; however, it is too early in the bankruptcy process to determine the Bank's final loss position. The Borrower and a related company have four commercial loans with the Bank totaling $2.18 million. The Borrower has a line of credit with a balance of $1.84 million that is secured primarily by accounts receivable. This collateral has the largest risk of loss and it is difficult to measure ultimate collectibility. The Bank continues to monitor potential collection opportunity but at this time anticipates collecting approximately 15% of these accounts receivable which would result in an estimated loss of approximately $1.55 million. An SBA loan to the Borrower secured by equipment and working assets with a principal balance of $159,000 appears to have no exposure. A term loan to the Borrower with a balance of $30,000 is secured by service vehicles and no loss is anticipated on that loan. Another SBA loan to a related company of the Borrower and secured by commercial real estate in Indianapolis totals $153,000 and no loss is anticipated on the loan.

The Bank's management had previously allocated $333,000 to the allowance for loan losses with respect to these loans. Because of the Borrower's decision to file for protection under the bankruptcy laws and information that became available on the status of the collateral for these loans, the Bank considered it necessary and prudent to initially provide an additional $1,304,000 provision in the allowance for loan losses for this credit. Subsequent review has caused the bank to reduce the additional provision to $1,217,000. The Bank continues to pursue several possible courses of action to mitigate the ultimate losses on these loans. However, it is currently too early to determine if any of these actions will be successful. The allowance for loan losses as a percentage of loans at June 30, 2005 was 1.19% compared to .98% at December 31, 2004.

Other income for the three months ended June 30, 2005 was $1,073,000 compared to $800,000 for the same quarter of 2004. The increase of $273,000 in other income was primarily from the increase in service charges on deposit accounts, up $220,000; net realized and unrealized gains on sale of loans, up $94,000; and equity in income and losses of limited partnerships, up $99,000. The majority of the service charge increase was the result of the acquisition and the implementation of the Bank’s courtesy overdraft program, Lincoln Advantage, during the second quarter of 2004. The increase in gain on sale of loans was the result of greater loan sale volume during the second quarter of 2005 versus the same quarter of 2004. These increases in other income were partially offset by the $292,000 net loss realized on the sale of securities during the second quarter of 2005 due to the balance sheet restructuring discussed above and other sales.

Other expenses were $7,682,000 for the three months ended June 30, 2005 compared to $3,221,000 for the same three months of 2004. The primary reason for the increase in expenses was the acquisition of First Shares Bancorp during the third quarter of 2004. Full-time equivalent employees have increased from 130 at June 30, 2004 to 228 at June 30, 2005. Our branch locations have increased from nine to seventeen from the end of the second quarter in 2004 to the end of the same quarter in 2005. In addition, the costs relative to the balance sheet restructuring and the contract cost recognition discussed earlier added $1,870,000 to other expenses for the quarter. All categories of expenses reflect the growth of our business from the acquisition and the restructuring costs mentioned previously.

The income tax benefit was approximately 43% of the pretax loss for the second quarter of 2005 as compared to income tax expense of approximately 26% of pretax income for the second quarter of 2004. The change in the effective tax rates from period to period was a result of tax credits available to the Company and increases in tax-exempt income.

Comparison of Operating Results for the Six Months Ended June 30, 2005 and 2004

Net loss for the six-month period ended June 30, 2005 was $660,336, or $.13 for both basic and diluted loss per share. This compared to $1,748,000 or $.44 for basic and $.43 for diluted earnings per share for the same period of 2004. As discussed above the net loss incurred for the six month period ending June 30, 2005 was affected by the increased provision for loan losses, the balance sheet restructuring and the recognition of contract costs related to the retirement of certain senior officers.

Net interest income year-to-date through June 30, 2005 was $11,216,000 compared to $7,933,000 for the same period in 2004. Net interest margin was 2.96% through June 30, 2005 up from 2.83% for the same six-month period one year ago. Net interest income was up from one year ago as a result of the First Shares Bancorp acquisition and widening spreads. The average yield on earning assets increased .24% for the six months ending June 30, 2005 compared to the same period in 2004. The average cost of interest-bearing liabilities increased .02% for the six months ending June 30, 2005 compared to same period in 2004. This increased spread from 2.44% for the 2004 period to 2.66% for the 2005 period, or .22% As noted above, the acquisition of First Shares Bancorp, effective August 2, 2004, provided a boost to earning assets and net interest margin. The merger provided a greater mix of commercial and consumer loans with higher yields.

The provision for the first six months of 2005 was $1,929,000 compared to $423,000 last year for the same six-month period. As noted above, a specific troubled credit recognized during the second quarter of 2005 was responsible for the majority of the increase in provision.

Other income for the six months ended June 30, 2005 was $2,299,000 compared to $1,472,000 during the same period in 2004. The increase of $827,000 in other income was primarily from the increase in service charges on deposit accounts, up $463,000 and net realized and unrealized gains on sale of loans, up $239,000. The majority of the service charge increase was the result of the First Shares acquisition and the implementation of the Bank’s courtesy overdraft program Lincoln Advantage during the second quarter of 2004. The increase in gain on sale of loans was the result of greater loan sale volume during 2005 versus the same period of 2004. These increases in other income were partially offset by the $292,000 net loss realized on the sale of securities during the second quarter of 2005 due to the balance sheet restructuring discussed above and other sales.

Other expenses for the six months ended June 30, 2005 were $13,187,000 compared to $6,662,000 for the same period last year. The primary reason for the increase in expenses was the acquisition of First Shares Bancorp during the third quarter of 2004. Full-time equivalent employees have increased from 130 at June 30, 2004 to 228 at June 30, 2005. Our branch locations have increased from nine to seventeen from the end of the second quarter in 2004 to the end of the same quarter in 2005. In addition, the costs relative to the balance sheet restructuring and the contract cost recognition discussed earlier added $1,870,000 to other expenses during the second quarter of 2005. All categories of expenses reflect the growth of our business from the acquisition and the restructuring costs mentioned previously.

Income tax benefit was approximately 59% of the pretax loss for the six months ended June 30, 2005 and income tax expense was approximately 25% of the pre-tax income for the six months ended June 30, 2004. The change in the effective tax rates from period to period was a result of tax credits available to the Company and increases in tax-exempt income.

Asset Quality

The Company currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements. Special mention loans represent credits that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Lincoln’s credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies on the loans are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Lincoln had $12.1 million and $14.9 million of loans classified as special mention as of June 30, 2005 and December 31, 2004, respectively. In addition, Lincoln had $6.3 million and $5.7 million of loans classified as substandard at June 30, 2005 and December 31, 2004, respectively. Loans classified as doubtful totaled $2,467,000 at June 30, 2005 and $233,000 at December 31, 2004. At June 30, 2005 and December 31, 2004, no loans were classified as loss. At June 30, 2005, and December 31, 2004, respectively, non-accrual loans were $4.9 million and $4.8 million. At June 30, 2005 and December 31, 2004, respectively, accruing loans delinquent 90 days or more totaled $550,000 and $314,000. At June 30, 2005 and December 31, 2004, the allowance for loan losses was $7.3 million and $5.7 million, respectively or approximately 1.19% and .98% of loans, including loans held for sale, respectively.

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
Pursuant to OTS capital regulations in effect at June 30, 2005, savings associations were required to maintain a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and a total risk-based capital to risk-weighted assets ratio of 8%. At June 30, 2005, Lincoln’s capital levels exceeded all applicable regulatory capital requirements in effect as of that date.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of March 31, 2005 and 2004, is an analysis performed by the OTS of Lincoln’s interest rate risk as measured by changes in Lincoln’s net portfolio value (“NPV”) for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 200 basis points. As a result of low interest rates in 2004 the OTS had not presented the down 200 basis points scenario.

March 31, 2005

		Net Portfolio Value			NPV as % of PV of Assets
Changes
In Rates		$ Amount	$ Change	%Change	NPV Ratio	Change
(Dollars in thousands)
+300	bp	$58,987	$(21,028)	(26)%	7.70%	(229) bp
+200	bp	67,216	(12,800)	(16)	8.64	(135) bp
+100	bp	74,539	(5,477)	(7)	9.44	(55) bp
0	bp	80,016			9.99
-100	bp	81,696	1,681	2	10.08	9 bp
-200	bp	78,116	(1,900)	(2)	9.57	(42) bp

March 31, 2004

		Net Portfolio Value			NPV as % of PV of Assets
Changes
In Rates		$ Amount	$ Change	%Change	NPV Ratio	Change
(Dollars in thousands)
+300	bp	$57,463	$(15,678)	(21)%	10.08%	(204) bp
+200	bp	64,278	(8,863)	(12)	11.04	(107) bp
+100	bp	70,145	(2,996)	(4)	11.81	(30) bp
0	bp	73,141			12.12
-100	bp	70,819	(2,322)	(3)	11.61	(50) bp

Management believes at June 30, 2005 there have been no material changes in Lincoln’s interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7A of the Company’s Annual Report on Form 10-K for the period ended December 31, 2004.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended), as of the end of the most recent fiscal quarter covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and are designed to ensure that material information relating to the Company would be made known to such officers by others within the Company on a timely basis.

(b) Changes in internal controls. There were no significant changes in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation of controls that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Although the Company and its subsidiaries are involved, from time to time, in various legal proceedings arising in the ordinary course of business, there are no material legal proceedings to which they are a party or to which their property is subject.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Company announced a stock repurchase program on April 23, 2003, and up to 127,963 additional shares may still be repurchased under that program. No shares were repurchased during the quarter ended June 30, 2005. The repurchase program does not have an expiration date.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to Vote of Security Holders.

On May 17, 2005, the Company held its Annual Meeting of the Shareholders, at which the following proposals were voted upon:

(1) Approval of Stock Option Plan. A total of 4,848,562 shares were represented in person or by proxy at the meeting. The shareholders approved the Lincoln Bancorp 2005 Stock Option Plan (the “2005 Option Plan”), 2,735,273 shares were voted in favor of the plan, 793,022 shares were voted against the plan, 140,704 shares abstained from voting and 1,179,563 broker non-votes.

(2) Election of Directors. David E. Mansfield was elected to the Board of Directors for a three-year term expiring in 2008. 4,597,445 shares were voted in favor of the election of the nominee and 251,117 votes were withheld. John L. Wyatt was elected to the Board of Directors for a three-year term expiring in 2008. 4,622,197 shares were voted in favor of the election of the nominee and 225,365 votes were withheld. T. Tim Unger was elected to the Board of Directors for a one-year term expiring in 2006. 4,584,644 shares were voted in favor of the nominee and 263,918 votes were withheld.

The term of office of the following directors of Lincoln Bancorp continued after the Annual Shareholder Meeting:

Name	Term Expires In
Lester N. Bergum, Jr.	2006
Dennis W. Dawes	2006
R. J. McConnell	2006
T. Tim Unger	2006
Jerry R. Engle	2007
W. Thomas Harmon	2007
Jerry R. Holifield	2007
John C. Milholland	2007
David Mansfield	2008
John L. Wyatt	2008

Item 5.   Other Information.

None

Item 6. Exhibits

31(1)	Certification required by 17 C.F.R. § 240.13a-14(a)
31(2)	Certification required by 17 C.F.R. § 240.13a-14(a)
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN BANCORP

Date:	August 12, 2005	By:	/s/ Jerry R. Engle
Jerry R. Engle
President and Chief Executive Officer

Date:	August 12, 2005	By:	/s/ John M. Baer
John M. Baer
Secretary and Treasurer