Form 10-Q
period 2005-09-30
LINCOLN BANCORP /IN/
filed 2005-11-14
CIK 1070259

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number:   000-25219

LINCOLN BANCORP
(Exact name of registrant specified in its charter)

Indiana	35-2055553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]   No [X]

The number of shares of the Registrant’s common stock, without par value, outstanding as of September 30, 2005 was 5,402,453.

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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Balance Sheets
	September 30, 2005	December 31, 2004
	(Unaudited)
Assets
Cash and due from banks	$3,653,368	$9,218,265
Short-term interest-bearing demand deposits in other banks	22,674,780	14,581,854
Federal funds sold	--	3,990,000
Cash and cash equivalents	26,328,148	27,790,119
Interest-bearing deposits	--	2,188,111
Investment securities
Available for sale	132,934,004	118,916,779
Held to maturity (market value $-0- and $1,745,000)	--	1,695,000
Total investment securities	132,934,004	120,611,779
Loans held for sale	3,014,866	8,820,890
Loans, net of allowance for loan losses of $5,805,895 and $5,700,702	598,066,447	567,182,726
Premises and equipment	14,172,368	14,416,140
Investments in limited partnerships	1,088,643	1,024,777
Federal Home Loan Bank stock	10,648,200	10,427,000
Interest receivable	3,827,144	3,194,313
Goodwill	23,906,877	23,906,877
Core deposit intangible	3,459,641	4,017,274
Cash surrender value life insurance	18,261,080	17,751,275
Other assets	5,376,744	7,635,652
Total assets	$841,084,162	$808,966,933

Liabilities
Deposits
Noninterest-bearing	$48,444,818	$36,956,251
Interest-bearing	540,582,694	479,372,500
Total deposits	589,027,512	516,328,751
Securities sold under repurchase agreement	11,215,048	6,500,277
Borrowings	132,075,929	177,829,382
Interest payable	1,797,475	1,145,877
Other liabilities	6,407,199	5,407,828
Total liabilities	740,523,163	707,212,115

Commitments and Contingencies

Shareholders’ Equity
Common stock, without par value
Authorized - 20,000,000 shares
Issued and outstanding - 5,402,453 and 5,366,563 shares	63,943,607	63,533,976
Retained earnings	40,708,804	42,092,418
Accumulated other comprehensive income (loss)	(297,352)	182,864
Unearned recognition and retention plan (RRP) shares	(613,765)	(632,420)
Unearned employee stock ownership plan (ESOP) shares	(3,180,295)	(3,422,020)
Total shareholders’ equity	100,560,999	101,754,818
Total liabilities and shareholders’ equity	$841,084,162	$808,966,933

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest Income
Loans, including fees	$9,614,846	$8,022,734	$27,699,064	$21,313,964
Investment securities	1,226,283	992,319	3,636,054	2,287,644
Deposits with financial institutions and Federal Funds sold	185,695	79,097	417,838	105,173
Dividend income	126,535	113,692	348,905	324,908
Total interest and dividend income	11,153,359	9,207,842	32,101,861	24,031,689

Interest Expense
Deposits	3,702,798	1,965,247	9,387,479	4,792,084
Federal Home Loan Bank advances	1,526,333	2,075,825	5,460,275	6,139,914
Other Borrowings	63,560	14,436	176,792	14,436
Total interest expense	5,292,691	4,055,508	15,024,546	10,946,434

Net Interest Income	5,860,668	5,152,334	17,077,315	13,085,255
Provision for loan losses	145,249	116,035	2,074,480	539,488
Net Interest Income After Provision for Loan Losses	5,715,419	5,036,299	15,002,835	12,545,767

Other Income
Service charges on deposit accounts	553,838	495,576	1,535,914	1,014,566
Net realized and unrealized gains on loans	194,261	180,312	571,221	318,719
Net realized gains/(losses) on sales of available-for-sale securities	248,699	--	(43,721)	--
Point of sale income	156,644	114,276	425,398	303,540
Loan servicing fees	99,319	96,099	308,271	260,805
Increase in cash value of life insurance	165,956	162,892	514,349	416,279
Equity in income/(losses) of limited partnerships	42,535	(33,000)	63,866	(99,000)
Other income	125,328	154,036	509,900	427,192
Total other income	1,586,580	1,170,191	3,885,198	2,642,101

Other Expenses
Salaries and employee benefits	2,568,002	2,399,065	8,102,104	5,894,589
Net occupancy expenses	499,450	310,621	1,434,446	778,159
Equipment expenses	323,541	290,625	1,105,737	698,676
Advertising and business development	186,430	132,950	574,296	368,172
Data processing fees	596,888	439,398	1,828,715	1,175,853
Professional fees	197,556	118,995	593,942	353,582
Director and committee fees	66,541	88,671	171,079	179,061
Core deposit intangibles amortization	172,348	139,892	557,633	186,866
Prepayment fees on Federal Home Loan Bank advances	--	--	1,621,813	--
Office supplies	102,613	73,775	377,384	194,768
Other expenses	779,698	647,529	2,312,849	1,473,571
Total other expenses	5,493,067	4,641,521	18,679,998	11,303,297

Income Before Income Tax	1,808,932	1,564,969	208,035	3,884,571
Income tax expense (benefit)	593,621	379,964	(346,941)	951,619

Net Income	$1,215,311	$1,185,005	$554,976	$2,932,952

Basic earnings per share	$.24	$.26	$.11	$.70
Diluted earnings per share	.24	.25	.11	.68
Dividends per share	.14	.13	.42	.39

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net Income	$1,215,311	$1,185,005	$554,976	$2,932,952
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities available for sale
Unrealized holding gains (losses) arising during the period, net of tax, expense/(benefit) of $(81,541), $402,104, $(278,337), and $302,969	(172,717)	714,282	(528,842)	521,717
Less: Reclassification adjustment for losses included in net loss, net of tax benefit of $99,186, -0-, 4,904 and -0-.	149,512	-0-	(48,626)	-0-
	(322,229)	714,282	(480,216)	521,717
Comprehensive income	$893,082	$1,899,287	$74,760	$3,454,669

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Statement of Shareholders’ Equity
For the Nine Months Ended September 30, 2005
(Unaudited)

	Common Stock			Accumulated Other		Unearned
	Shares Outstanding	Amount	Retained Earnings	Comprehensive Income (Loss)	Unearned Compensation	ESOP Shares	Total

Balances, January 1, 2005	5,366,563	$63,533,976	$42,092,418	$182,864	$(632,420)	$(3,422,020)	$101,754,818

Net income for the period			554,976				554,976
Unrealized losses on securities, net of reclassification adjustment				(480,216)			(480,216)
Stock options exercised	35,890	409,631					409,631
ESOP shares earned			182,101			241,725	423,826
Amortization of unearned compensation expense			4,565		18,655		23,220
Cash dividends ($.42 per share)			(2,125,256)				(2,125,256)

Balances, September 30, 2005	5,402,453	$63,943,607	$40,708,804	$(297,352)	$(613,765)	$(3,180,295)	$100,560,999

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Operating Activities
Net income (loss)	$554,976	$2,932,952
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	2,074,480	539,488
Investment securities accretion, net	(66,223)	351,165
Investment securities losses	43,721	--
Loans originated for sale in the secondary market	(49,521,375)	(22,915,420)
Proceeds from sale of loans in the secondary market	49,976,889	19,693,303
Gain on sale of loans	(571,221)	(318,719)
Amortization of net loan origination fees	(235,605)	(209,625)
Amortization of purchase accounting adjustment	(26,898)	9,518
Depreciation and amortization	1,170,902	639,200
Amortization of unearned compensation expense	23,220	271,625
ESOP shares earned	423,826	477,769
Net change in:
Interest receivable	(632,831)	69,757
Interest payable	651,598	209,529
Other adjustments	600,058	(1,510,798)
Net cash provided by operating activities	4,465,517	239,744

Investing Activities
Purchases of securities available for sale	(149,770,673)	(86,893,910)
Proceeds from sales of securities available for sale	79,391,563	--
Proceeds from maturities of securities available for sale	55,620,929	104,987,196
Proceeds from maturities of securities held to maturity	1,695,000	50,000
Net change in loans	(27,179,018)	(21,383,619)
Purchases of property and equipment	(1,156,872)	(3,072,261)
Net cash received in acquisition of First Shares Bancorp	--	11,680,842
Proceeds from sale of foreclosed real estate	2,161,761	725,184
Other investing activities	2,435,434	1,365
Net cash provided by (used in) investing activities	(36,801,876)	6,094,797

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand, money market and savings deposits	1,461,826	23,596,819
Certificates of deposit	71,588,495	9,319,611
Short term borrowings	4,714,771	1,292,458
Proceeds from FHLB advances	13,000,000	67,250,000
Repayment of FHLB advances	(58,855,000)	(85,300,000)
Dividends paid	(2,119,581)	(1,577,391)
Exercise of stock options	409,631	542,064
Net change in advances by borrowers for taxes and insurance	674,246	404,604
Net used in financing activities	30,874,388	15,528,165

Net Change in Cash and Cash Equivalents	(1,461,971)	21,862,706

Cash and Cash Equivalents, Beginning of Period	27,790,119	16,793,923

Cash and Cash Equivalents, End of Period	$26,328,148	$38,656,629

Additional Cash Flows and Supplementary Information
Interest paid	$14,372,948	$10,736,906
Income tax paid/(refund received)	(577,298)	532,000
Loan balances transferred to foreclosed real estate	562,611	1,619,265
Securitization of loans	--	25,756,736
Transfer of loans held for sale to loans	5,872,116	--

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

The interim consolidated financial statements at September 30, 2005, and for the three and nine months ended September 30, 2005 and 2004, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the three-month and nine-month periods ended September 30, 2005, are not necessarily indicative of the results which may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2004 has been derived from the audited consolidated balance sheet of the Company as of that date.

Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,215,311	5,030,934	$.24	$1,185,005	4,610,144	$.26

Effect of dilutive RRP awards and stock options		102,307			141,727
Diluted earnings per share
Income available to common shareholders and assumed conversions	$1,215,311	5,133,241	$.24	$1,185,005	4,751,871	$.25

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic earnings per share
Income available to common shareholders	$554,976	5,018,880	$.11	$2,932,952	4,178,243	$.70

Effect of dilutive RRP awards and stock options		117,200			141,552
Diluted earnings per share
Income available to common shareholders and assumed conversions	$554,976	5,136,080	$.11	2,932,952	4,319,795	$.68

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

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Net income, as reported	$1,215,311	$1,185,005	$554,976	$2,932,952
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	54,044	24,173	104,332	40,501
Pro forma net income	$1,161,267	$1,160,832	$450,644	$2,892,451
Earnings per share:
Basic - as reported	$.24	$.26	$.11	$.70
Basic - pro forma	$.23	.25	$.09	.69
Diluted - as reported	$.24	.25	$.11	.68
Diluted - pro forma	$.23	.24	$.09	.67

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

Lincoln offers a variety of lending, deposit and other financial services to its retail and commercial customers. The Bank’s principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured by commercial real estate, inventory, accounts receivable as well as first mortgage liens on one- to four-family residential real estate. Lincoln’s deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. Lincoln offers a number of financial services, which includes: (i) one-to four-family residential real estate loans; (ii) commercial real estate loans; (iii) real estate construction loans; (iv) land loans; (v) multi-family residential loans; (vi) consumer loans, including home equity loans and automobile loans; (vii) commercial loans; (viii) money market demand accounts; (ix) savings accounts; (x) checking accounts; (xi) NOW accounts; (xii) certificates of deposit; and (xiii) financial planning.

Lincoln currently owns three subsidiaries. First, LF Service, whose assets consist of an investment in Family Financial Holdings, Inc. (“Family Financial”) and in Bloomington Housing Associates, L.P. (“BHA”). Family Financial primarily engages in retail sales of insurance products in connection with loans originated by its shareholder financial institutions. BHA is an Indiana limited partnership that was organized to construct, own and operate a 130-unit apartment complex in Bloomington, Indiana (the “BHA Project”). Development of the BHA Project was completed in 1993 and the project is performing as planned. Second, Citizens Loan and Service Corporation (“CLSC”), which primarily engages in the purchase and development of tracts of undeveloped land. Because CLSC engages in activities that are not permissible for a national bank, OTS regulations prohibit Lincoln from including its investment in CLSC in its calculation of regulatory capital. CLSC purchases undeveloped land, constructs improvements and infrastructure on the land, and then sells lots for residential home construction. Third, LF Portfolio, which is located in Nevada, holds and manages a significant portion of Lincoln’s investment portfolio.

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

Critical Accounting Policies

Note 1 to the consolidated financial statements contains a summary of the Company’s significant accounting policies presented on pages 27 through 29 of the Annual Report to Shareholders for the year ended December 31, 2004, which was filed on Form 10-K with the Securities and Exchange Commission on March 31, 2005. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of mortgage servicing rights, and the valuation of intangible assets.

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

The Company's allowance consists of three components: probable losses estimated from individual reviews of specific loans and probable losses estimated from historical loss rates. Also, factors affecting probable losses resulting from economic or environmental factors that may not be captured in the first two components of the allowance are considered.

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

Financial Condition

Assets totaled $841.1 million at September 30, 2005, an increase from December 31, 2004 of $32.1 million. By the end of the third quarter, securities had increased by $12.3 million from yearend 2004. Continued strong deposit growth has supported the securities growth, in spite of the balance sheet restructuring during the second quarter which resulted in the sale of $37.5 million of lower yielding investments. The cash flow generated from this second quarter sale was used to extinguish certain higher cost advances from the Federal Home Loan Bank of Indianapolis totaling $33.9 million. Loans, including loans held for sale, grew $25.2 million when compared to December 31, 2004. Loan growth year to date was primarily in commercial and consumer lending, up $4.2 and $29.2 million, respectively. Residential mortgage loans declined $7.7 million from December 31, 2004.

Deposits totaled $589.0 million at September 30, 2005, an increase of $72.7 million from December 31, 2004. Substantial growth from December 31, 2004 was experienced in noninterest bearing deposits, up $11.5 million, and certificates of deposit, up $71.2 million. There has been a shift in deposit mix as customers moved funds to high-rate money market deposits and shorter term certificates of deposit. The increase in noninterest bearing deposits was the result of our efforts to attract more commercial checking accounts. Borrowed funds and securities sold under agreement to repurchase declined by $41.0 million from year end 2004 to $143.3 million at September 30, 2005, primarily as a result of the balance sheet restructuring during the second quarter of 2005 that involved the sale of low-yielding investments and the early retirement of high-cost Federal Home Loan Bank advances.

Shareholders’ equity decreased $1.2 million from December 31, 2004 to September 30, 2005. The decrease was a result of dividends paid of $2.1 million. This decrease was partially offset by current income, stock options exercised and employee stock ownership shares earned.

Comparison of Operating Results for the Three Months Ended June 30, 2005 and 2004

Net income for the third quarter ended September 30, 2005 was $1,215,000, or $.24 for both basic and diluted net income per share. This compared to net income for the comparable period in 2004 of $1,185,000 or $.26 for basic and $.25 for diluted earnings per share.

Net interest income for the third quarter of 2005 was $5,861,000 compared to $5,152,000 for the same period in 2004. Net interest margin was 3.09% for the three-month period ended September 30, 2005 compared to 3.02% for the same period in 2004. The average yield on earning assets increased .48% for the third quarter of 2005 compared to the same period in 2004. The average cost of interest-bearing liabilities increased .50% from the third quarter of 2004 to the second quarter of 2005. This decreased spread from 2.73% for the 2004 period to 2.71% for the 2005 period, or .02%.

The Bank’s provision for loan losses for the third quarter 2005 was $145,000 compared to $116,000 for the same period in 2004. Non-performing loans to total loans at September 30, 2005 were .66% compared to .87% at December 31, 2004, while non-performing assets to total assets were .49% at September 30, 2005 compared to .85% at December 31, 2004. The decrease in non-performing assets included a reduction in other real estate owned as one larger property was sold. In addition, a larger non-performing credit that made up nearly one-half of the non-performing assets at December 31, 2004 was paid off and partially charged-off.

As filed July 12, 2005 on Form 8-K, the Company originally announced an additional $1.30 million of provision was made during the second quarter of 2005 to the allowance for loan losses to cover the risk exposure for a specific loan. The Bank was informed that an electrical contractor (the "Borrower") in Indianapolis had filed for liquidation under Chapter 7 of the bankruptcy statutes. The Borrower and a related company have four commercial loans with the Bank totaling $2.18 million. As previously disclosed, Bank management had estimated a loss of $1.55 million on this credit. This amount was charged off to loss during the three-month period ended September 30, 2005. Management will continue to monitor the remaining balance and as the bankruptcy progresses re-evaluate the need for further write-downs.

The Bank continues to pursue several possible courses of action to mitigate the ultimate losses on these loans. However, the success of these actions will not be known until the bankruptcy proceedings have concluded. The allowance for loan losses as a percentage of loans at September 30, 2005 was .96% compared to .98% at December 31, 2004.

Other income for the three months ended September 30, 2005 was $1,587,000 compared to $1,170,000 for the same quarter of 2004. The increase of $417,000 in other income was primarily from the increase in gain on sale of investment securities, up $249,000. This gain resulted from the sale of a single security held by the holding company. In addition, point of sale income increased $42,000, service charges on deposit accounts increased $58,000 and equity in income and losses of limited partnerships, up $76,000. Both point of sale income and service charge income were positively affected by the addition of First Bank in August of 2004. In addition we continue to benefit from the Bank’s courtesy overdraft program, Lincoln Advantage, as additional customers were added to the product in the second quarter of 2005. The increase of equity in income and losses of limited partnerships was due to better performance of the partnership.

Other expenses were $5,493,000 for the three months ended September 30, 2005 compared to $4,642,000 for the same three months of 2004. The primary reason for the increase in expenses was the acquisition of First Shares Bancorp as of August 2, 2004 and the inclusion of their expenses for the last two months of the quarter ended September 30, 2004 as compared to their inclusion for the entire quarter ended September 30, 2005. Full-time equivalent employees have increased from 130 at June 30, 2004 to 226 at September 30, 2005. Our branch locations have increased from nine to seventeen from the end of the second quarter in 2004 to the end of the third quarter in 2005. All categories of expenses reflect the growth of our business from the acquisition. Specific areas of increase include salaries and employee benefits, $2,568,000, an increase of $169,000 over the same period in 2004, data processing fees, $597,000 an increase of $158,000 over the like quarter in 2004 and net occupancy expense, $499,000 an increase of $189,000 over the quarter ended September 30, 2004. The addition of our Plainfield headquarters in late 2004, the lease of a new location that will ultimately replace one of our current locations as well as the First Bank acquisition are the primary reasons for this increase.

The income tax benefit was approximately 33% of pretax income for the third quarter of 2005 as compared to income tax expense of approximately 24% of pretax income for the third quarter of 2004. The change in the effective tax rates from period to period resulted from a decline in tax credits available to the Company.

Comparison of Operating Results for the Nine Months Ended September 30, 2005 and 2004

Net income for the nine-month period ended September 30, 2005 was $555,000, or $.11 for both basic and diluted income per share. This compared to $2,933,000 or $.70 for basic and $.68 for diluted earnings per share for the same period of 2004. As previously disclosed, 2005 earnings for the nine month period ending September 30, 2005 were affected by the increased provision for loan losses, the balance sheet restructuring and the recognition of contract costs discussed below related to the retirement of certain senior officers.

Net interest income year-to-date through September 30, 2005 was $17,077,000 compared to $13,085,000 for the same period in 2004. Net interest margin was 3.00% through September 30, 2005 up from 2.91% for the same nine-month period one year ago. Net interest income was up from one year ago as a result of earning asset growth, the First Shares Bancorp acquisition and widening spreads. The average yield on earning assets increased .30% for the nine months ending September 30, 2005 compared to the same period in 2004. The average cost of interest-bearing liabilities increased .19% for the nine months ending September 30, 2005 compared to same period in 2004. This increased spread from 2.56% for the 2004 period to 2.67% for the 2005 period, or .11%. As noted above, the acquisition of First Shares Bancorp, effective August 2, 2004, provided a boost to earning assets and net interest margin. The merger provided a greater mix of commercial and consumer loans with higher yields.

The provision for the first nine months of 2005 was $2,074,000 compared to $539,000 last year for the same nine-month period. As noted above, a specific troubled credit recognized during the second quarter of 2005 was responsible for the majority of the increase in provision.

Other income for the nine months ended September 30, 2005 was $3,885,000 compared to $2,642,000 during the same period in 2004. The increase of $1,243,000 in other income was primarily from the increase in service charges on deposit accounts, up $521,000 and net realized and unrealized gains on sale of loans, up $252,000. The majority of the service charge increase was the result of the First Shares acquisition during the third quarter of 2004 and the implementation of the Bank’s courtesy overdraft program Lincoln Advantage during the second quarter of 2004. Additional accounts qualified for Lincoln Advantage during the second quarter of 2005. This helped increase service charge revenue further. The increase in gain on sale of loans was the result of greater loan sale volume during 2005 versus the same period of 2004.

Other expenses for the nine months ended September 30, 2005 were $18,680,000 compared to $11,303,000 for the same period last year. The primary reason for the increase in expenses was the acquisition of First Shares Bancorp during the third quarter of 2004. Full-time equivalent employees have increased from 130 at June 30, 2004 prior to the merger to 226 at September 30, 2005. Our branch locations have increased from nine to seventeen from the end of the second quarter in 2004 to the end of the quarter ended September 30, 2005. Also, as previously disclosed, the company undertook a restructuring of the balance sheet designed to strategically sell certain lower yielding investments totaling $37.5 million during the second quarter and to utilize the cash flow generated from this sale to extinguish certain higher cost advances from the Federal Home Loan Bank of Indianapolis totaling $33.9 million. The Company evaluates all securities quarterly to determine if any unrealized losses are deemed to be other than temporary. In completing these evaluations the Company follows the requirements of paragraph 16 of SFAS No. 115, EITF 03-1 and Staff Accounting Bulletin 59. Additionally, for the quarter ended June 30, 2005 the Company considered the proposed FASB Staff Position FAS 115-1. Factors considered in our determination of impairment include the duration and severity of a security’s unrealized loss, the underlying cause of the unrealized loss (interest rate environment, credit rating changes, regulatory or other difficulties of the issuer, etc.), as well as the prospect for a change in market value within a reasonable period of time and our assessment as to whether we will be able to collect all amounts due according to the contractual terms of a debt security. The Company additionally recognized contract costs in the second quarter of 2005 relating to the retirement of the Company’s Chief Executive Officer and another senior officer. T. Tim Unger, who retired as President and Chief Executive Officer of the Company and the Bank, and who will continue to serve on the Board of Directors until the next annual meeting of shareholders scheduled for April 2006, is entitled to compensation and benefits through the end of 2005. Former Senior Vice President Rebecca J. Morgan, who left the Bank effective June 1, 2005, is entitled to compensation and benefits through January 15, 2006. Costs relative to the balance sheet restructuring, including prepayment charges, and the contract cost recognition added $1,870,000 to other expenses during the second quarter of 2005. All categories of expenses reflect the growth of our business from the acquisition and the restructuring costs mentioned previously.

Non-taxable income when combined with available tax credits resulted in a tax benefit for the period ended September 30, 2005 of $347,000. For the period ended September 30, 2004 income tax expense was approximately 25% of the pre-tax income for the nine months ended September 30, 2004.

Asset Quality

The Company currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements. Special mention loans represent credits that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Lincoln’s credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies on the loans are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Lincoln had $12.5 million and $14.9 million of loans classified as special mention as of September 30, 2005 and December 31, 2004, respectively. In addition, Lincoln had $5.2 million and $5.7 million of loans classified as substandard at September 30, 2005 and December 31, 2004, respectively. Loans classified as doubtful totaled $404,000 at September 30, 2005 and $233,000 at December 31, 2004. At September 30, 2005 and December 31, 2004, no loans were classified as loss. At September 30, 2005, and December 31, 2004, respectively, non-accrual loans were $3.8 million and $4.8 million. At September 30, 2005 and December 31, 2004, respectively, accruing loans delinquent 90 days or more totaled $240,000 and $314,000. At September 30, 2005 and December 31, 2004, the allowance for loan losses was $5.8 million and $5.7 million, respectively or approximately .96% and .98% of loans, including loans held for sale, respectively.

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

Pursuant to OTS capital regulations in effect at September 30, 2005, savings associations were required to maintain a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and a total risk-based capital to risk-weighted assets ratio of 8%. At September 30, 2005, Lincoln’s capital levels exceeded all applicable regulatory capital requirements in effect as of that date.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of June 30, 2005 and 2004, is an analysis performed by the OTS of Lincoln’s interest rate risk as measured by changes in Lincoln’s net portfolio value (“NPV”) for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 200 basis points. As a result of low interest rates in 2004 the OTS had not presented the down 200 basis points scenario.

June 30, 2005

		Net Portfolio Value			NPV as% of PV of Assets
Changes In Rates		$ Amount	$ Change	%Change	NPV Ratio	Change
(Dollars in thousands)
+300	bp	$48,461	$(22,847)	(32)%	6.48%	(262	)bp
+200	bp	57,333	(13,976)	(20)	7.54	(156	)bp
+100	bp	65,267	(6,041)	(8)	8.45	(65	)bp
0	bp	71,308			9.10
-100	bp	72,408	1,100	2	9.14	4	bp
-200	bp	70,106	(1,202)	(2)	8.78	(32	)bp

June 30, 2004

		Net Portfolio Value			NPV as% of PV of Assets
Changes In Rates		$ Amount	$ Change	%Change	NPV Ratio	Change
(Dollars in thousands)
+300	bp	$60,878	$(18,642)	(23)%	10.71%	(253	) bp
+200	bp	68,018	(11,502)	(14)	11.74	(150	) bp
+100	bp	74,561	(4,959)	(6)	12.64	(61	) bp
0	bp	79,520			13.24
-100	bp	80,259	739	1	13.20	(5	) bp

Management believes at September 30, 2005 there have been no material changes in Lincoln’s interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7A of the Company’s Annual Report on Form 10-K for the period ended December 31, 2004.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the most recent fiscal quarter covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation of controls that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Although the Company and its subsidiaries are involved, from time to time, in various legal proceedings arising in the ordinary course of business, there are no material legal proceedings to which they are a party or to which their property is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company announced a stock repurchase program on April 23, 2003, and up to 127,963 additional shares may still be repurchased under that program. No shares were repurchased during the quarter ended September 30, 2005. The repurchase program does not have an expiration date.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description
3	Lincoln Bancorp Code of By-Laws (as amended through October 18, 2005)
10.1	Employment Agreement, dated July 19, 2005, between Lincoln Bank and Jerry R. Engle
10.2	Lincoln Bancorp 2005 Stock Option Plan
10.3	Form of Incentive Stock Option Agreement
10.4	Form of Non-Qualified Stock Option Agreement for Employees
10.5	Form of Non-Qualified Stock Option Agreement for Directors
31.1	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)
31.2	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN BANCORP

Date: November 14, 2005	By:	/s/ Jerry R. Engle
Jerry R. Engle
President and Chief Executive Officer

Date: November 14, 2005	By:	/s/ John M. Baer
John M. Baer
Secretary and Treasurer

EXHIBIT INDEX

No.	Description	Location
3	Lincoln Bancorp Code of By-Laws (as amended through October 18, 2005)	Attached
10.1	Employment Agreement, dated July 19, 2005, between Lincoln Bank and Jerry R. Engle	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on July 25, 2005
10.2	Lincoln Bancorp 2005 Stock Option Plan	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on September 9, 2005
10.3	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on September 9, 2005
10.4	Form of Non-Qualified Stock Option Agreement for Employees	Incorporated by reference to Exhibit 10.3 to the Form 8-K filed by the Registrant on September 9, 2005
10.5	Form of Non-Qualified Stock Option Agreement for Directors	Incorporated by reference to Exhibit 10.4 to the Form 8-K filed by the Registrant on September 9, 2005
31.1	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31.2	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached