Form 10-K
period 2005-12-31
LINCOLN BANCORP /IN/
filed 2006-03-31
CIK 1070259

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

000-25219
Commission File Number

Lincoln Bancorp
(Exact name of registrant as specified in its charter)

Indiana	35-2055553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

905 Southfield Drive, Plainfield, Indiana	46168
(Address of principal executive offices)	(Zip Code)

(317) 839-6539
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
----
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, without par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘accelerated filer and large accelerated filer’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The number of shares of the Registrant’s Common Stock, without par value, outstanding as of March 1, 2006, was 5,386,153 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2005, are incorporated into Part II. Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated into Part I and Part III.

Exhibit Index on Page E-1

The aggregate market value of the Registrant’s voting stock held by non-affiliates, as of June 30, 2005, was $71,453,217.21.

LINCOLN BANCORP

Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief, outlook, estimate or expectations of the Holding Company (as defined below), or its directors or officers primarily with respect to future events and the future financial performance of the Holding Company. Readers of this Form 10-K are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-K identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other savings and financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or unanticipated results in pending legal proceedings.

PART I

ITEM 1.	BUSINESS

GENERAL

Lincoln Bancorp (the“Holding Company”) is an Indiana corporation organized in September 1998 to become a savings and loan holding company upon its acquisition of all the issued and outstanding capital stock of Lincoln Federal Savings Bank, which was renamed Lincoln Bank on September 1, 2003 (“Lincoln Bank” or the “Bank” and together with the Holding Company, the “Company”), in connection with the Bank’s conversion from mutual to stock form. The Holding Company became the Bank’s holding company on December 30, 1998. The principal asset of the Holding Company currently consists of 100% of the issued and outstanding shares of capital stock, $.01 par value per share, of the Bank. Lincoln Bank was originally organized in 1884 as Ladoga Federal Savings and Loan Association (“Ladoga Federal”), located in Ladoga, Indiana. In 1979, Ladoga Federal merged with Plainfield First Federal Savings and Loan Association, a federal savings and loan association located in Plainfield, Indiana which was originally organized in 1896. Following the merger, the Bank changed its name to Lincoln Federal Savings and Loan Association and, in 1984, changed its name to Lincoln Federal Savings Bank. On September 26, 2000, the Company acquired Citizens Bancorp (“Citizens”), the holding company of Citizens Savings Bank of Frankfort (“Citizens Savings”), a federally chartered savings bank. Citizens was merged into the Company and Citizens Savings was merged into the Bank. Citizens Loan and Service Corporation (“CLSC”), an Indiana corporation and wholly-owned subsidiary of Citizens Savings, continues as a subsidiary of the Bank. On August 2, 2004, the Holding Company completed the acquisition of First Shares Bancorp, Inc. (“First Shares”) and its wholly-owned subsidiary First Bank, an Indiana commercial bank (“First Bank”). First Shares was merged into the Holding Company and First Bank was merged into Lincoln Bank.

All of the Holding Company’s revenues are derived from customers located in, and all of its assets are located in, the United States. At December 31, 2005, Lincoln Bank conducted its business from 17 full service offices located in Hendricks, Montgomery, Clinton, Johnson, Brown and Morgan Counties, Indiana, with its main office located in Plainfield in Hendricks County.

Lincoln Bank provides full banking services in a single significant business segment. The Bank’s principal business consists of attracting deposits from the general public and originating various types of consumer and commercial loans in the communities that we serve. Lincoln Bank’s deposit accounts are insured up to applicable limits required by the SAIF of the FDIC. Lincoln Bank offers a number of financial services, including: (i) one- to four-family residential real estate loans; (ii) commercial real estate loans; (iii) real estate construction loans; (iv) land loans; (v) multi-family residential loans; (vi) consumer loans, including home equity loans, recreational vehicles and automobile loans; (vii) commercial loans; (viii) money market demand accounts (“MMDAs”); (ix) savings accounts; (x) checking accounts; (xi) NOW accounts; (xii) certificates of deposit; and (xiii) financial planning.

LENDING ACTIVITIES

The Bank changed its lending focus during 2005. Historically the Bank concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property and commercial real estate. Its plan is to create a more balanced portfolio of loans that will continue to include one- to four-family residential mortgage loans but that will emphasize growth in its other lending products as well. During 2005 the Bank expanded its consumer loan portfolio by aggressively pursuing certain high quality consumer loans collateralized by recreational vehicles and boats. The majority of these loans were originated through our indirect loan channel and our recreational and boat dealer network. These loans are subjected to in-house underwriting standards that include high minimum credit ratings, strict debt to income ratios and specific emphasis on job and residence stability.

One-to four-family loans represented 31.66% of the total loan portfolio as of December 31, 2005. Other consumer loans were 13.64% of total loans at December 31, 2005 with nearly 84% of that total represented by indirect installment loans. Although our commercial real estate loan outstanding balance amounts decreased during 2005 and our commercial loan portfolio increased only slightly it is our intent to continue to focus on expanding these portfolios. During 2005 we carefully evaluated the credits that comprise this portfolio and encouraged certain borrowers to terminate their relationship with Lincoln Bank. Although this, along with fierce competition for the best credits in our markets, limited our growth in our commercial and commercial real estate portfolios our intent is to expand these portfolios in 2006 through increased emphasis and increases in sales staff. Commercial loans totaled 11.97% of the Bank’s total loan portfolio and commercial real estate, real estate construction and multi-family loans totaled 23.48%, 6.47% and 0.86% respectively of total loans at December 31, 2005.

Loan Portfolio Data. The following table sets forth the composition of Lincoln Bank’s loan portfolio (including loans held for sale) by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan fees and loans in process.

	At December 31,
	2005		2004		2003		2002		2001
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
TYPE OF LOAN
Real estate mortgage loans:
One-to-four-family residential	$191,540	31.66%	$187,040	32.04%	$215,754	47.27%	$168,054	44.59%	$214,902	59.12%
Multi-family	5,220	0.86	5,797	0.99	5,301	1.16	5,553	1.47	5,795	1.59
Commercial real estate	142,038	23.48	144,288	24.72	96,079	21.05	80,753	21.43	52,176	14.35
Construction	39,146	6.47	52,630	9.02	50,580	11.08	50,147	13.30	26,681	7.34
Land	13,869	2.29	15,016	2.57	6,518	1.43	6,103	1.62	5,367	1.48
Commercial	72,385	11.97	70,810	12.13	37,081	8.12	22,382	5.94	9,614	2.65
Consumer loans:
Home equity and second mortgages	58,273	9.63	59,835	10.25	38,747	8.49	35,234	9.35	37,724	10.38
Other	82,472	13.64	48,367	8.28	6,374	1.40	8,655	2.30	11,227	3.09
Gross loans receivable	$604,943	100.00%	$583,783	100.00%	$456,434	100.00%	$376,881	100.00%	$363,486	100.00%

TYPE OF SECURITY
One-to-four-family residential real estate	$264,987	43.81%	$274,647	47.05%	$284,194	62.26%	$228,429	60.61%	$266,682	73.37%
Multi-family real estate	5,220	0.86	5,797	0.99	5,301	1.16	5,553	1.47	5,795	1.59
Commercial real estate	166,009	27.44	169,145	28.98	116,967	25.63	105,758	28.06	64,801	17.83
Land	13,869	2.29	15,016	2.57	6,518	1.43	6,103	1.62	5,367	1.48
Deposits	929	0.15	1,044	0.18	499	0.11	415	0.11	427	0.12
Auto	21,850	3.61	15,313	2.62	4,666	1.02	6,997	1.86	9,614	2.64
Other security	130,961	21.66	101,647	17.41	37,987	8.32	23,247	6.17	10,317	2.84
Unsecured	1,118	0.18	1,174	0.20	302	0.07	379	0.10	483	0.13
Gross loans receivable	$604,943	100.00%	$583,783	100.00%	$456,434	100.00%	$376,881	100.00%	$363,486	100.00%
Deduct:
Allowance for loan losses	$5,843	0.97%	$5,701	0.98%	$3,532	0.77%	$2,932	0.78%	$2,648	0.73%
Deferred loan costs	(2,865)	(0.47)	(1,543)	(0.26)	(213)	(0.05)	(63)	(0.02)	515	0.14
Loans in process	7,419	1.23	12,442	2.13	15,088	3.31	17,744	4.71	5,307	1.46
Net loans receivable	$594,546	98.27%	$567,183	97.15%	$438,027	95.97%	$356,268	94.53%	$355,016	97.67%
Mortgage Loans:
Adjustable-rate	$243,167	54.27%	$263,891	56.80%	$131,869	31.93%	$120,205	34.76%	$103,234	30.13%
Fixed-rate	204,920	45.73	200,714	43.20	281,111	68.07	225,638	65.24	239,411	69.87
Total	$448,087	100.00%	$464,605	100.00%	$412,980	100.00%	$345,843	100.00%	$342,645	100.00%

The following table sets forth certain information at December 31, 2005, regarding the dollar amount of loans maturing in Lincoln Bank’s loan portfolio based on the contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

		Due During Years Ended December 31,
	Balance Outstanding at December 31, 2005	2006	2007	2008	2009 to 2010	2011 to 2015	2016 to 2020	2021 and following
	(In thousands)
Real estate mortgage loans:
One-to-four-family residential loans	$191,540	$155	$303	$662	$1,193	$19,076	$56,210	$113,941
Multi-family loans	5,220	0	323	228	515	1,683	2,341	130
Commercial real estate loans	142,038	17,716	8,265	10,374	21,869	29,447	26,216	28,151
Construction loans	39,146	28,498	3,284	1,259	250	5,855	0	0
Land loan	13,869	5,589	3,408	3,087	286	394	1,008	97
Commercial loans	72,385	37,278	4,059	5,974	11,460	7,971	2,166	3,477
Consumer loans:
Installment loans	81,543	1,764	2,614	2,967	13,424	20,678	34,025	6,071
Loans secured by deposits	929	747	86	36	60	0	0	0
Home equity loans and second mortgages	58,273	1,366	431	749	2,677	47,662	4,853	535
Total consumer loans	140,745	3,877	3,131	3,752	16,161	68,340	38,878	6,606
Total	$604,943	$93,113	$22,773	$25,336	$51,734	$132,766	$126,819	$152,402

The following table sets forth, as of December 31, 2005, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.

	Due After December 31, 2006
	Fixed Rates	Variable Rates	Total
	(In thousands)
Real estate mortgage loans:
One-to-four-family residential loans	$132,682	$58,703	$191,385
Multi-family loans	3,750	1,470	5,220
Commercial real estate loans	48,121	76,201	124,322
Construction loans	10,648	0	10,648
Land loan	7,500	780	8,280
Commercial loans	0	35,107	35,107
Consumer loans:
Installment loans	79,779	0	79,779
Loans secured by deposits	182	0	182
Home equity loans and second mortgages	17,805	39,102	56,907
Total consumer loans	97,766	39,102	136,868
Total	$300,467	$211,363	$511,830

One- to Four-Family Residential Loans. Lincoln Bank’s lending activities include the origination of one- to four-family residential mortgage loans secured by property located in its primary market area. Lincoln Bank generally does not originate one- to four-family residential mortgage loans if the ratio of the loan amount to the lesser of the current cost or appraised value of the property (the “Loan-to-Value Ratio”) exceeds 90%. Lincoln Bank generally requires private mortgage insurance on loans with a Loan-to-Value Ratio in excess of 80%. The cost of such insurance is factored into the annual percentage rate on such loans.

Lincoln Bank’s underwriting criteria for one- to four-family residential loans include the value of the underlying collateral, income, debt-to-income ratio, stability of earnings and past credit history of a potential borrower. These underwriting criteria are based upon FNMA/FHLMC lending guidelines. The Bank offers fixed-rate loans which provide for the payment of principal and interest over a period of up to 30 years.

Lincoln Bank also offers adjustable-rate mortgage (“ARM”) loans pegged to the one-, three, five- and seven year U.S. Treasury/LIBOR securities yield adjusted to a constant maturity. Lincoln Bank may offer discounted initial interest rates on ARM loans, but requires that the borrower qualify for the loan at the fully-indexed rate (the index rate plus the margin). A substantial portion of the ARM loans in the Bank’s portfolio at December 31, 2005 provide for maximum rate adjustments per year and over the life of the loan of 2% and 6%, respectively. Lincoln Bank’s residential ARM loans are generally amortized over terms up to 30 years.

Lincoln Bank has previously originated certain fixed-rate one- to four-family residential loans with the intent of pooling these loans into FHLMC mortgage-backed securities. Lincoln Bank did not securitize any residential loans during 2005 and securitized $25.8 million of residential loans during 2004. No loans were securitized during 2003. At December 31, 2005, Lincoln Bank continued to hold in its investment portfolio approximately $12.6 million (amortized cost) of these securities that are backed by fixed-rate mortgage loans that it originated.

Lincoln Bank determines when it originates a one- to four-family residential loan whether it intends to hold the loan until maturity or sell it in the secondary market. Lincoln Bank generally sells on the secondary market all of the fixed-rate loans that it originates with terms more than 15 years that are written to FNMA/FHLMC standards, and retains in its loan portfolio any loans that it originates that are not written to FNMA/FHLMC standards. Depending on the asset liability position of the Bank, its current loan demand and management’s assessment of interest rate trends the Bank will adjust its policy and may choose to hold in portfolio fixed rate loans with a maturity of greater than 15 years. Management monitors closely the amount of longer term fixed rate loans included in the portfolio and adjusts its hold policy as conditions warrant. Lincoln Bank retained the servicing rights on nearly all the loans that it sold prior to the acquisition of First Bank in August 2004. Currently, the majority of loans sold are sold with servicing released. Customers are given an option to have local servicing, but at a slightly higher note rate.

ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower can also increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2005, approximately 30.68% of Lincoln Bank’s one- to four-family residential loans had adjustable rates of interest.

All of the one- to four-family residential mortgage loans that Lincoln Bank originates include “due-on-sale” clauses, which give Lincoln Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. However, Lincoln Bank occasionally permits assumptions of existing residential mortgage loans on a case-by-case basis.

At December 31, 2005, approximately $191.5 million, or 31.66% of Lincoln Bank’s portfolio of loans, consisted of one- to four-family residential loans. Approximately $1.4 million, or .73% of total residential loans, were included in non-performing assets as of that date.

Commercial Real Estate and Multi-Family Loans. Lincoln Bank’s commercial real estate loans are secured by churches, warehouses, office buildings, hotels and other commercial properties. Lincoln Bank generally issues commercial real estate loans as either five-year balloon loans amortized over a 15- or 20-year period, with a fixed interest rate indexed primarily to a spread utilizing the five-year Treasury rate, or as three- or five-year variable rate loans with a final maturity of fifteen to twenty years. At December 31, 2005 Lincoln Bank had $40.3 million in outstanding balloon loans secured by commercial and multi-family real estate. Lincoln Bank generally requires a Loan-to-Value Ratio of at least 80% on commercial real estate loans, although it may make loans with a higher Loan-to-Value Ratio on loans secured by owner-

occupied commercial real estate or by multi-family residential properties. Commercial real estate loans generally are larger than one- to four-family residential loans and involve a greater degree of risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of the loans makes them more difficult for management to monitor and evaluate. In addition, balloon loans may involve a greater degree of risk to the extent the borrower is unable to obtain financing or cannot repay the loan when the loan matures and the balloon payment is due.

At December 31, 2005, Lincoln Bank’s largest commercial real estate borrower had a single loan outstanding in the amount of $3.9 million which was secured by a 20,000 square foot auction building and acreage. At December 31, 2005, approximately $142.0 million, or 23.48% of Lincoln Bank’s total loan portfolio, consisted of commercial real estate loans. On the same date, there were $842,000 in commercial real estate loans included in non-performing assets.

At December 31, 2005, approximately $5.2 million, or 0.86% of Lincoln Bank’s total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). Lincoln Bank writes multi-family loans on terms and conditions similar to its commercial real estate loans. The largest multi-family loan as of December 31, 2005, was $1.7 million and was secured by an apartment complex in Fortville, Indiana. On the same date, there were no multi-family loans included in non-performing assets.

Multi-family loans, like commercial real estate loans, involve greater risk than do one-to-four family residential loans.

Construction Loans. Lincoln Bank offers construction loans to developers for the acquisition and development of residential and nonresidential real estate and to builders of one- to four-family residential properties. A significant portion of these loans are made on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer). At December 31, 2005, approximately $39.1 million, or 6.47% of Lincoln Bank’s total loan portfolio, consisted of construction loans. Of these loans, approximately $8.2 million were for the acquisition and development of residential housing developments, $6.9 million financed the construction of one- to four-family residential properties and $24.0 million financed the construction of commercial real estate. As of December 31, 2005, Lincoln Bank’s largest construction loan relationship had a balance of $3.1 million and was secured by a 36 unit town home community in Greenwood, Indiana. Also on that date, no construction loans were included in non-performing assets.

Construction loans on residential properties where the borrower has entered into a verifiable sales contract to a non-related party to purchase the completed home may be made with a maximum Loan-to-Value Ratio of the lesser of 90% of the price stipulated in the sales contract or 80% of the appraised value of the property. With respect to residential properties constructed on a speculative basis, Lincoln Bank generally requires a Loan-to-Value Ratio of 75% of the “as completed” appraised value of the property. Although speculative loans make up a significant percentage of Lincoln Bank’s construction loan portfolio, Lincoln Bank generally will finance only two speculative construction projects per builder. Residential construction loans are generally written with a fixed rate of interest and for an initial term of six months. Lincoln Bank generally offers construction loans on commercial land development projects with a maximum Loan-to-Value Ratio of 75% of the appraised value of the property or 80% of the property’s cost plus 80% of the cost of verifiable improvements to the property. The term of construction loans on commercial real estate properties generally do not exceed 12 months.

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

Land Loans. At December 31, 2005, approximately $13.9 million, or 2.29% of Lincoln Bank’s total loan portfolio, consisted of mortgage loans secured by undeveloped real estate. For commercial developer loans, Lincoln Bank requires a maximum Loan-to-Value Ratio of 65% of the appraised value of the land or 90% of the cost of the undeveloped land for pre-development land acquisition loans. Lincoln Bank writes these loans for a maximum term of 12 months. For the consumer residential lot loan program, loans for single family residential platted subdivision lots may be made up to 100% loan to value to the lesser of purchase price or appraisal amount. Lincoln Bank writes these loans for a maximum term of a three years with a balloon payment and a fifteen year amortization. At December 31, 2005, the Bank’s largest land loan relationship totaled $0.5 million and was secured by a 3.8-acre commercial tract in Carmel, Indiana. Approximately $20,000, or .14% of total land loans, were included in non-performing assets at December 31, 2005.

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

Consumer Loans. Lincoln Bank’s consumer loans consist of variable- and fixed-rate home equity loans; lines of credit; automobile, recreational vehicle, boat and motorcycle loans; and loans secured by deposits. As noted above Lincoln substantially increased its indirect loan portfolio during 2005. The majority of the growth was in loans secured by recreational vehicles and boats. Given the nature of this collateral some of the loans were for terms up to 15 years. At December 31, 2005, Lincoln Bank’s consumer loans including indirect loans aggregated approximately $140.7 million, or 23.27% of Lincoln Bank’s total loan portfolio. Included in consumer loans at December 31, 2005 were $39.7 million of variable-rate home equity lines of credit. These variable-rate loans improve Lincoln Bank’s exposure to interest rate risk.

Lincoln Bank’s home equity lines of credit and fixed-term loans are generally written for up to 90% of the appraised value of the property (less any first mortgage amount). Lincoln Bank’s home equity and second mortgage loans were $58.3 million, or 9.63% of total loans at December 31, 2005. Lincoln Bank generally will write automobile loans for up to the lesser of 100% of the Manufacturers Suggested Retail Price less any rebates plus sales tax or up to 125% of Dealer Invoice. New car loans are written for terms of up to 72 months and used car loans are written for terms up to 72 months, depending on the age of the car and up to 125% of the National Automobile Dealers Association guide (“NADA”) trade in value, not to exceed NADA retail value.

Loans for recreational vehicles and boats are written for no more than 125% of the Dealer Invoice, for a maximum term of 180 months. Motorcycle loans are written for no more than 125% of the list price with a term not to exceed 84 months. All of Lincoln Bank’s consumer loans have a fixed rate of interest except for home equity lines of credit, which are offered at a variable rate. At December 31, 2005, consumer loans in the amount of 389,000, .28% of total consumer loans, were included in non-performing assets.

Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral under a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Commercial Loans. Lincoln Bank offers commercial loans, which consist primarily of loans to businesses that are secured by assets other than real estate. As of December 31, 2005, commercial loans amounted to $72.4 million or 11.97% of Lincoln Bank’s total loan portfolio. Commercial loans generally bear greater risk than real estate loans, depending on the ability of the underlying enterprise to repay the loan. Although commercial loans have not historically comprised a large portion of Lincoln Bank’s loan portfolio, Lincoln Bank has increased the amount of loans it has made to small businesses in order to increase its rate of return and diversify its portfolio. As of December 31, 2005, $860,000, or 1.2%, of Lincoln Bank’s commercial loans were included in nonperforming assets.

Origination, Purchase and Sale of Loans. Historically, Lincoln Bank has confined its loan origination activities primarily to Hendricks, Montgomery, Clinton, Johnson, Brown, Marion and Morgan Counties. Lincoln Bank may from time to time make mortgage loans secured by property located outside of Indiana. Lincoln Bank’s loan originations are generated from referrals from existing customers, real estate brokers, newspaper and periodical advertising.

Lincoln Bank’s loan approval process is intended to assess the borrower’s ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. To assess the borrower’s ability to repay, the Bank evaluates the employment and credit history and information on the historical and projected income and expenses of its borrowers.

Lincoln Bank generally requires appraisals on all real property securing its first-mortgage loans and requires title insurance and a valid lien on the mortgaged real estate. Appraisals for all real property securing first-mortgage loans are performed by independent appraisers who are state-licensed. Lincoln Bank requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan and also requires flood insurance to protect the property, which secures its interest, if the property is in a flood plain. Lincoln Bank also generally requires private mortgage insurance for all residential mortgage loans with Loan-to-Value Ratios of greater than 80%. Lincoln Bank generally requires escrow accounts for insurance premiums and taxes for residential mortgage loans with Loan-to-Value Ratios of greater than 80%.

Lincoln Bank’s underwriting standards for consumer loans are intended to protect against some of the risks inherent in making consumer loans. Borrower character, paying habits, length of employment and financial strengths are important considerations.

Lincoln Bank occasionally purchases participation interests in loans originated by other financial institutions in order to diversify its portfolio, supplement local loan demand and to obtain more favorable yields. The participations that Lincoln Bank purchases normally represent a portion of residential or commercial real estate loans originated by other Indiana financial institutions, most of which are secured by property located in Indiana. As of December 31, 2005, Lincoln Bank had $12.3 million of commercial loan participations in its asset portfolio.

The Bank occasionally sells participation interests in loans it originates in order to limit the risk on a specific credit or industry type or to remain within its self-imposed lending limit to a single borrower. The self-imposed lending limit for Lincoln Bank is currently $7.0 million. Loans above this limit require special Board of Director approval as an exception. Regulatory guidelines allow significantly higher lending limits. As of December 31, 2005, Lincoln Bank had $6.0 million of commercial loan participations sold.

The following table shows loan origination and repayment activity for Lincoln Bank during the periods indicated:

	Year Ended December 31
	2005	2004	2003
	(In thousands)
Gross loans receivable at beginning of period	$583,783	$456,434	$376,881
Loans Originated:
Real estate mortgage loans:
One-to-four-family loans (1)	83,401	83,305	141,409
Multi-family loans	--	120	--
Commercial real estate loans	69,650	48,174	42,290
Construction loans	33,668	32,984	56,696
Land loan	13,731	9,986	13,947
Commercial loans	67,399	17,383	17,401
Consumer loans	52,298	27,581	31,849
Total originations	320,147	219,533	303,592
Purchases/(sales) of participation loans, net	(61,779)	(68,264)	(19,771)
Loans from First Bank merger	--	154,927	--
Reductions:
Repayments and other deductions	236,425	177,096	203,302
Transfers from loans to real estate owned	783	1,751	966
Total reductions	237,208	178,847	204,268
Total gross loans receivable at end of period	$604,943	$583,783	$456,434

(1) Includes certain home equity loans.

Lincoln Bank’s total loan originations during the year ended December 31, 2005 totaled $320.1 million, compared to $219.5 million during the year ended December 31, 2004, and $303.6 million during the year ended December 31, 2003.

Origination and Other Fees. Lincoln Bank realizes income from late charges, checking account service charges, loan servicing fees and fees for other miscellaneous services. Late charges are generally assessed if a loan payment is not received within a specified number of days after it is due. The grace period depends on the individual loan documents. The Bank also receives a loan servicing fee of ¼% on fixed-rate loans and 3/8% on ARM loans that it services for others.

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

Non-performing Assets. At December 31, 2005, $3.8 million, or .45%, of Lincoln Bank’s total assets, were non-performing (including loans past due 90 days or more and non-accruing loans) compared to $6.9 million, or .85%, of its total assets at December 31, 2004. At December 31, 2005, residential loans accounted for $1.4 million of Lincoln Bank’s non-performing assets, commercial real estate accounted for $842,000 of its non-performing assets, commercial loans accounted for $860,000 of its non-performing assets, and consumer loans accounted for $389,000 of non-performing assets. Lincoln Bank had real estate owned (“REO”) properties in the amount of $247,000 as of December 31, 2005.

The table below sets forth the amounts and categories of Lincoln Bank’s non-performing assets (non-performing loans, foreclosed real estate and troubled debt restructurings) for the last five years. It is Lincoln Bank’s policy that earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days. Lincoln Bank deems any delinquent loan that is 90 days or more past due to be a non-performing asset. Additionally, loans less than 90 days past due may be nonperforming if they are not accruing interest.
	At December 31
	2005	2004	2003	2002	2001
	(In thousands)
Non-performing assets:
Non-performing loans	$3,541	$5,084	$1,903	$2,043	$1,297
Troubled debt restructurings	--	--	--	--	--
Total non-performing loans	$3,541	5,084	1,903	2,043	1,297
Foreclosed real estate	247	1,804	825	213	356
Total non-performing assets	$3,788	$6,888	$2,728	$2,256	$1,653
Non-performing loans to total loans	.59%	.87%	.43%	.57%	.35%
Non-performing assets to total assets	.45%	.85%	.46%	.43%	.34%

Interest income of $129,000 for the year ended December 31, 2005, was recognized on the non-performing loans summarized above. Interest income of $185,000 for the year ended December 31, 2005, would have been recognized under the original loan terms of these loans.

At December 31, 2005, Lincoln Bank held loans delinquent from 30 to 89 days totaling $4.5 million. As of that date, Lincoln Bank was not aware of any other loans in which borrowers were experiencing financial difficulties and was not aware of any assets that would need to be disclosed as non-performing assets.

Delinquent Loans. The following table sets forth certain information at December 31, 2005, 2004 and 2003, relating to delinquencies in Lincoln Bank’s portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.

	At December 31, 2005				At December 31, 2004				At December 31, 2003
	30-89 Days		90 Days or More		30-89 Days		90 Days or More		30-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans

Residential mortgage loans	48	$1,890	19	$1,420	76	$3,422	19	$1,282	46	$1,727	27	$1,416
Commercial real estate loans	1	183	6	842	3	1,064	1	2,295	5	866	-	-
Multi-Family mortgage loans	-	-	-	-	-	-	-	-	-	-	-	-
Construction loans	-	-	-	-	1	249	-	-	-	-	-	-
Land loans	4	243	1	20	5	419	-	-	-	-	1	11
Commercial loan	7	1,235	8	860	11	835	7	516	5	116	1	238
Consumer loans	55	939	37	389	58	625	20	238	25	385	8	181
Total	115	$4,490	71	$3,531	154	$6,614	47	$4,331	81	$3,094	37	$1,846
Delinquent loans to total loans				1.35%				1.93%				1.12%

Classified Assets. Federal regulations and Lincoln Bank’s Asset Classification Policy provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances.

Lincoln Bank regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. Lincoln Bank’s classified assets are made up entirely of non-performing assets.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The allowance for loan losses is determined in conjunction with Lincoln Bank’s review and evaluation of current economic conditions (including those of its lending area), changes in the character and size of its loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management’s opinion, Lincoln Bank’s allowance for loan losses is adequate to absorb probable losses inherent in the loan portfolio at December 31, 2005. However, there can be no assurance that regulators, when reviewing the Bank’s loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect its loan portfolio. For more discussion on the allowance for loan losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Annual Report.

Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the past five fiscal years ended December 31, 2005.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)

Balance at beginning of period	$5,701	$3,532	$2,932	$2,648	$2,367
Acquisition of First Bank	-	1,757	-	-	-
Charge-offs:
One- to four-family residential mortgage loans	(75)	(5)	(22)	-	(60)
Commercial real estate mortgage loans	(311)	-	-	-	-
Commercial loans	(1,922)	(25)	(20)	-	-
Consumer loans	(287)	(251)	(202)	(77)	(266)
Total charge-offs	(2,595)	(281)	(244)	(77)	(326)
Recoveries:
One- to four-family residential mortgage loans	-	1	22	22	18
Commercial real estate mortgage loans	3	3	3	3	4
Commercial loans	17	-	-	-	-
Consumer loans	75	34	66	34	97
Total recoveries	95	38	91	59	119
Net charge-offs	(2,500)	(243)	(153)	(18)	(207)
Provision for losses on loans	2,642	655	753	302	488
Balance end of period	$5,843	$5,701	$3,532	$2,932	$2,648
Allowance for loan losses as a percent of total loans outstanding	.97%	.98%	.80%	.82%	.74%
Ratio of net charge-offs to average loans outstanding	.42%	.05%	.04%	-%	.06%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of Lincoln Bank’s allowance for loan losses at the dates indicated.

	At December 31,
	2005		2004		2003		2002		2001
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in Thousands)
Balance at end of period applicable to:
Real estate mortgage loans:
One- to four-family residential mortgage loans	$835	31.66%	$568	32.04%	$717	47.27%	$624	44.59%	$674	59.12%
Multi-family	32.86		58	0.99	53	1.16	58	1.47	58	1.59
Commercial	1,683	23.48	2,024	24.72	999	21.05	838	21.43	707	14.35
Construction loans	359	6.47	484	9.02	526	11.08	338	13.30	261	7.34
Land loans	127	2.29	210	2.57	89	1.43	63	1.62	68	1.48
Commercial loans	934	11.97	991	12.13	385	8.12	235	5.94	122	2.65
Consumer loans	1,836	23.27	1,365	18.53	619	9.89	771	11.65	758	13.47
Unallocated	37	-	1	-	144	-	5	-	-	-
Total	$5,843	100.00%	$5,701	100.00%	$3,532	100.00%	$2,932	100.00%	$2,648	100.00%

INVESTMENTS

Investments. The Company has adopted an investment policy that authorizes investments in U.S. Treasury securities, securities guaranteed by the Government National Mortgage Association (“GNMA”), securities issued by agencies of the U.S. Government, mortgage-backed securities issued by the FHLMC or the Federal National Mortgage Association (“FNMA”) and in highly-rated mortgage-backed securities, collateralized mortgage obligations and investment-grade corporate debt securities. This policy permits the Company’s management to react quickly to market conditions. At December 31, 2005 all of the securities in its portfolio are considered available-for-sale. At December 31, 2005, the Company’s investment portfolio consisted of investments in mortgage-backed securities, corporate securities, federal agency securities, municipal securities, FHLB stock, an investment in Bloomington Housing Associates, L.P., and an investment in an insurance company. See “-Investment in Multi-Family, Low- and Moderate-Income Housing Project” and “Service Corporation Subsidiary.” At December 31, 2005, approximately $151.6 million, or 17.9%, of the Company’s total assets consisted of such investments. The Company also had $12.4 million in interest-earning deposits with other financial institutions as of that date. As of that date, the Company also had pledged as collateral investment securities with a carrying value of $14.7 million.

Investment Securities. The following table sets forth the amortized cost and the market value of the Company’s investment portfolio at the dates indicated.

	At December 31,
	2005		2004		2003
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Investment securities available for sale:
Federal agencies	$45,019	$44,617	$43,102	$42,821	$45,403	$45,450
Mortgage-backed securities	70,510	70,374	45,092	45,894	21,761	22,339
Corporate debt obligations	14,442	14,091	19,099	18,704	20,595	19,786
Marketable equity securities	222	240	357	481	252	354
Municipal securities	22,650	22,243	10,963	11,017	6,138	6,208
Total investment securities available for sale	152,843	151,565	118,613	118,917	94,149	94,137
Investment securities held to maturity:
Municipals	-0-	-0-	1,695	1,695	1,745	1,745
Total investment securities	152,843	151,565	120,308	120,612	95,894	95,882
Investment in limited partnerships	1,161	(1)	1,025	(1)	1,250	(1)
Investment in insurance company	650	(1)	650	(1)	650	(1)
FHLB stock (2)	10,648	10,648	10,427	10,427	9,270	9,270
Total investments	$165,302		$132,410		$107,064

(1) Market values are not available.
(2) Market value is based on the price at which the stock may be resold to the FHLB of Indianapolis.

The following table sets forth the amount of investment securities (excluding mortgage-backed securities and marketable equity securities) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2005.

	Amount at December 31, 2005 which matures in
	Less Than One Year		One Year to Five Years		Five to Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)

Federal agency securities − available for sale	$-0-	--%	$12,760	4.45%	$24,274	5.22%	$7,985	5.06%
Corporate securities − available for sale	1,132	4.39					13,310	5.01
Municipals - available for sale	744	2.34	553	1.92	6,134	3.72	15,219	3.85

At December 31, 2005, the Company had no corporate investments which exceeded 10% of its equity capital.

Mortgage-backed Securities. The following table sets forth the composition of the Company’s mortgage-backed securities portfolio at December 31, 2005 and 2004.

	December 31, 2005			December 31, 2004
	Amortized Cost	Percent of Total	Market Value	Amortized Cost	Percent of Total	Market Value
	(Dollars in thousands)
Federal National Mortgage Association	$7,132	10.1%	$7,082	-0-	-0-	-0-
Federal Home Loan Mortgage Corporation	17,861	25.3	17,859	$41,658	92.4%	$42,423
Government National Mortgage Association	662	0.9	690	1,013	2.2	1,068
Collateralized Mortgage Obligations	44,855	63.7	44,743	2,421	5.4	2,403
Total Mortgage-Backed Securities	$70,510	100.0%	$70,374	$45,092	100.0%	$45,894

At December 31, 2005, mortgage-backed securities having an amortized cost of $1.9 million mature in one to five years and have a weighted average yield of 4.78%. Mortgage backed securities having an amortized cost of $3.6 million mature in five to ten years and have a weighted average yield of 5.02%, and mortgage backed securities having an amortized cost of $65.0 million mature after ten years and have a weighted average yield of 5.15%

The following table sets forth the changes in the Company’s mortgage-backed securities portfolio for the years ended December 31, 2005, 2004 and 2003.

	For the Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Beginning balance	$45,894	$22,339	$46,705
Securitization of loans	-0-	25,663	-
Purchases	64,042	9,137	7,963
Monthly repayments	(11,645)	(11,378)	(31,158)
Proceeds from sales	(26,996)	-	-
Net accretion (amortization)	(8)	(91)	(15)
Gains on sales	25	-	-
Change in unrealized gain on securities available for sale	(938)	224	(1,156)
Ending balance	$70,374	$45,894	$22,339

INVESTMENTS IN MULTI-FAMILY, LOW AND MODERATE INCOME HOUSING PROJECTS

Lincoln Bank holds an investment in a multi-family, low- and moderate-income housing project through its wholly-owned subsidiary, LF Service Corp. (“LF”). LF has invested in Bloomington Housing Associates, L.P. (“BHA”), which is an Indiana limited partnership that was organized to construct, own and operate a 130-unit apartment complex in Bloomington, Indiana (the “BHA Project”). Development of the BHA Project has been completed and the project is performing as planned. LF has invested approximately $4.9 million in BHA since the inception of the Bloomington Project in August 1992.

A low- and moderate-income housing project qualifies for certain federal income tax credits if (i) it is a residential rental property, (ii) the units are used on a nontransient basis, and (iii) 20% or more of the units in the project are occupied by tenants whose incomes are 50% or less of the area median gross income, adjusted for family size, or alternatively, at least 40% of the units in the project are occupied by tenants whose incomes are 60% or less of the area median gross income. Qualified low income housing projects generally must comply with these and other rules for fifteen years, beginning with the first year the project qualified for the tax credit, or some or all of the tax credit together with interest may be recaptured. The tax credit is subject to the limitations on the use of general business credit, but no basis reduction is required for any portion of the tax credit claimed. As of December 31, 2005, 82.3% of the units in the Bloomington Project were occupied and the project complied with the low income occupancy requirements described above.

LF expects to receive tax credits of $150,000 from the operation of the Bloomington Project for the year ended December 31, 2005. The tax credits from the BHA project will be available through 2007. LF has accounted for Lincoln Bank’s investment in BHA, using the equity method. Accordingly, LF has recorded its share of BHA’s income and losses as adjustments to its investment in BHA. At December 31, 2005, LF’s investment in BHA was $1,161,000.

SOURCES OF FUNDS

General. Deposits have traditionally been the Company’s primary source of funds for use in lending and investment activities. In addition to deposits, the Company derives funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings, income on earning assets and borrowings. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the FHLB of Indianapolis have been used to compensate for reductions in deposits or deposit inflows at less than projected levels.

Deposits. The Company attracts consumer and commercial deposits principally from within Hendricks, Montgomery, Clinton, Johnson, Brown, Marion and Morgan Counties through the offering of a broad selection of deposit instruments, including noninterest bearing checking, passbook accounts, NOW accounts, variable rate money market accounts, fixed-term certificates of deposit, individual retirement accounts and savings accounts. The Company does not actively solicit or advertise for deposits outside of Hendricks, Montgomery, Clinton, Johnson, Brown and Morgan Counties, and substantially all of the Company’s depositors are residents of those counties. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposits and the interest rate. The Company may sometimes accept brokered deposits and bids for public deposits and it held $4.0 million and $48.2 million of such funds, or 0.66% and 8.0% of its total deposits, at December 31, 2005. The Company periodically runs specials on certificates of deposit with specific maturities.

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

Approximately 51% of the Company’s deposits consist of certificates of deposit, which generally have higher interest rates than other deposit products that it offers. Certificates of deposit have increased 19.3% during the year ended December 31, 2005. Money market savings accounts represent 22.4% of the Company’s deposits and have grown 3.9% during the year ended December 31, 2005. Non-interest bearing demand accounts have grown $16.8 million, or 45.4%, during the year ended December 31, 2005. The Company offers special rates on certificates of deposit with maturities that fit its asset and liability strategies.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts that the Company offers has allowed it to compete effectively in obtaining funds and to respond with flexibility to changes in consumer demand. The Company has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Company manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, management believes that the Company’s noninterest bearing checking, savings accounts, NOW and MMDAs are relatively stable sources of deposits. However, the ability to attract and maintain certificates of deposit, and the rates the Company pays on these deposits, have been and will continue to be significantly affected by market conditions.

An analysis of the Company’s deposit accounts by type and maturity at December 31, 2005, is as follows:

Type of Account	Minimum Opening Balance	Balance at December 31, 2005	% of Deposits	Weighted Average Rate
	(Dollars in thousands)
Withdrawable:
Savings accounts	$25	$52,647	8.77%	1.70%
Money market	1,000	134,416	22.38	3.53
NOW accounts	200	50,578	8.42	0.91
Non-interest bearing demand accounts	50	53,730	8.95
Total withdrawable		291,371	48.52	2.10
Certificates (original terms):
3 months or less	1,000	1,930	0.32	3.03
6 months	1,000	19,023	3.17	3.72
12 months	1,000	60,771	10.12	3.71
18 months	1,000	24,870	4.14	3.83
24 months	1,000	66,794	11.12	3.17
30 months	1,000	24,413	4.06	3.67
36 months	1,000	20,618	3.43	3.33
48 months	1,000	6,774	1.13	4.12
60 months	1,000	31,852	5.30	4.57
Public fund and brokered certificates	$1,000	52,156	8.69	4.32
Total certificates		309,201	51.48	3.77
Total deposits		$600,572	100%	2.96%

The following table sets forth by various interest rate categories the composition of the Company’s time deposits at the dates indicated:

	At December 31,
	2005	2004	2003
	(In thousands)

Less than 2.00%	$3,130	$41,288	$59,371
2.00 to 2.99%	54,872	140,006	35,409
3.00 to 3.99%	127,551	46,733	29,734
4.00 to 4.99%	113,029	18,269	12,992
5.00 to 5.99%	9,691	10,288	17,237
6.00 to 6.99%	923	2,249	2,988
7.00 to 7.99%	5	345	5
Total	$309,201	$259,178	$157,736

The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 2005. Matured certificates, which have not been renewed as of December 31, 2005, have been allocated based upon certain rollover assumptions.

	Amounts at December 31, 2005 Maturing In
	One Year or Less	Two Years	Three Years	Greater Than Three Years
	(In thousands)

Less than 2.00%	$2,906	$197	$27	$0
2.00 to 2.99%	49,922	4,538	412	0
3.00 to 3.99%	88,191	25,309	9,786	4,265
4.00 to 4.99%	62,122	34,677	7,421	8,809
5.00 to 5.99%	7,361	1,850	0	480
6.00 to 6.99%	806	0	0	117
7.00 to 7.99%	5	0	0	0
Total	$211,313	$66,571	$17,646	$13,671

The following table indicates the amount of the Company’s other certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2005.

At December 31, 2005
Maturity Period	(In thousands)

Three months or less	$53,880
Greater than three months through six months	18,506
Greater than six months through twelve months	20,574
Over twelve months	29,677
Total	$122,637

	DEPOSIT ACTIVITY

	Balance at December 31, 2005	% of Deposits	Increase (Decrease) from 2004	Balance at December 31, 2004	% of Deposits	Increase (Decrease) from 2003	Balance at December 31, 2003	% of Deposits
	(Dollars in thousands)
Withdrawable:
Savings accounts	$52,647	8.77%	$8,826	$43,821	8.49%	$10,416	$33,405	10.38%
Money market accounts	134,416	22.38	5,024	129,392	25.06	49,213	80,179	24.91
NOW accounts	50,578	8.42	3,596	46,982	9.10	13,639	33,343	10.36
Noninterest-bearing demand accounts	53,730	8.95	16,774	36,956	7.15	19,780	17,176	5.34
Total withdrawable	291,371	48.52	34,220	257,151	49.80	93,048	164,103	50.99
Certificates (original terms):
91 Days	1,930	0.32	-6,388	8,318	1.61	7,345	973.30
6 months	19,023	3.17	11,566	7,457	1.44	3,191	4,266	1.33
12 months	60,771	10.12	34,412	26,359	5.11	14,002	12,357	3.84
18 months	24,870	4.14	-1,103	25,973	5.03	15,757	10,216	3.17
24 months	66,794	11.12	4,931	61,863	11.98	24,737	37,126	11.54
30 months	24,413	4.06	6,119	18,294	3.54	1,474	16,820	5.23
36 months	20,618	3.43	-6,586	27,204	5.27	13,197	14,007	4.35
48 months	6,774	1.13	-1,831	8,605	1.67	(2,489)	11,094	3.45
60 months	31,852	5.30	3,714	28,138	5.45	9,236	18,902	5.87
Public fund and brokered certificates	52,156	8.69	5,189	46,967	9.10	14,992	31,975	9.93
Total certificates	309,201	51.48	50,023	259,178	50.20	101,442	157,736	49.01
Total deposits	$600,572	100%	$84,243	$516,329	100.00%	$194,490	$321,839	100.00%

Total deposits at December 31, 2005 were approximately $600.6 million, compared to approximately $516.3 million at December 31, 2004. The Company’s deposit base depends somewhat upon the manufacturing sector of Hendricks, Montgomery, Clinton, Johnson, Brown and Morgan Counties. Although the manufacturing sector in these counties is relatively diversified and does not significantly depend upon any industry, a loss of a material portion of the manufacturing workforce could adversely affect the Company’s ability to attract deposits due to the loss of personal income attributable to the lost manufacturing jobs and the attendant loss in service industry jobs.

In the unlikely event of the Bank’s liquidation, all claims of creditors (including those of deposit account holders, to the extent of their deposit balances) would be paid first followed by distribution of the liquidation account to certain deposit account holders, with any assets remaining thereafter distributed to the Holding Company as the sole shareholder of Lincoln Bank.

Borrowings. Lincoln Bank focuses on generating high quality loans and then seeking the best source of funding from deposits, investments or borrowings. At December 31, 2005, Lincoln Bank had borrowings in the amount of $127.1 million from the FHLB of Indianapolis which bear fixed and variable interest rates and which are due at various dates through 2013. Lincoln Bank is required to maintain eligible loans and investment securities in its portfolio of at least 145% and 115%, respectively, of outstanding advances as collateral for advances from the FHLB of Indianapolis. As an additional funding source, Lincoln Bank has also sold securities under repurchase agreements. Lincoln Bank had $10.1 million of overnight securities sold under repurchase agreement at December 31, 2005. The Company does not anticipate any difficulty in obtaining advances and other borrowings appropriate to meet its requirements in the future.

The following table presents certain information relating to Lincoln Bank’s borrowings at or for the years ended December 31, 2005, 2004 and 2003.

	At or for the Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Outstanding at end of period
Securities sold under repurchase agreements	$10,064	$6,500	$-
FHLB advances	127,072	174,829	184,693
Notes Payable	-	3,000	-
Average balance outstanding for period
Securities sold under repurchase agreements	8,303	2,456	-
FHLB advances	148,509	175,074	170,343
Notes payable	452	1,238	-
Maximum amount outstanding at any month-end during the period securities sold under repurchase agreements	11,215	6,511	-
FHLB advances	174,829	185,105	184,695
Notes payable	3,000	3,000	-
Weighted average interest rate during the period
Securities sold under repurchase agreements	2.50%	1.05%	-
FHLB advances	4.68	4.68	4.74%
Notes payable	4.16	3.64	-
Weighted average interest rate at end of period
Securities sold under repurchase agreements	3.32	1.37	-
FHLB advances	4.61	4.67	4.38
Notes payable	-	3.87	-

SERVICE CORPORATION SUBSIDIARIES

OTS regulations permit federal savings banks to invest in the capital stock, obligations or other specified types of securities of subsidiaries (referred to as “service corporations”) and to make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 2% of the bank’s assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner-city development purposes. In addition, federal regulations permit banks to make specified types of loans to such subsidiaries (other than special purpose finance subsidiaries) in which the bank owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the bank’s regulatory capital if the bank’s regulatory capital is in compliance with applicable regulations. A savings bank that acquires a non-savings bank or association subsidiary, or that elects to conduct a new activity within a subsidiary, must give the FDIC and the OTS at least 30 days’ advance written notice. The FDIC may, after consultation with the OTS, prohibit specified activities if it determines such activities pose a serious threat to the SAIF. Moreover, a savings bank must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries).

Lincoln Bank currently owns three subsidiaries, LF Service Corp. (“LF”), Citizens Loan and Service Corporation (“CLSC”) and LF Portfolio Services, Inc. (“Portfolio”). LF’s assets consist of an investment in Family Financial Holdings Inc. (“Family Financial”) and in BHA. See “- Investment in Low- and Moderate-Income Housing Project.” LF received regulatory approval in February 1998 to invest in Family Financial, an Indiana stock insurance company. In May 1998, LF acquired a 16.7% interest in Family Financial for $650,000. Fifty percent of the common stock of Family Financial is held by Consortium Partners, a Louisiana general partnership.

Family Financial primarily engages in retail sales of mortgage and credit insurance products in connection with loans originated by its constituent shareholder financial institutions. Products offered by Family Financial include group and individual term mortgage life insurance, group mortgage disability insurance, group accidental death insurance, group credit life insurance, and group credit accident and disability insurance policies. Family Financial also markets a variety of tax-deferred annuity contracts which are wholly reinsured by other insurance companies. LF expects to receive (1) dividends paid on Family Financial shares owned directly by it, (2) a pro rata allocation of dividends received on shares held by Consortium Partners, which are divided among the partners based on the actuarially determined value of Family Financial’s various lines of insurance generated by customers of these partners, and (3) commissions on sales of insurance products made to customers. For the period ended December 31, 2005, Lincoln Bank received no dividends from Family Financial. Operating results for Family Financial were not adequate during the year to warrant paying a dividend due to lower credit life insurance sales and a company reorganization.

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

Portfolio is a Delaware corporation with its principal place of business in Nevada. Portfolio holds and manages a significant portion of Lincoln Bank’s investment portfolio. As of December 31, 2005, Portfolio had investments available for sale and interest-bearing deposits of $70.9 million, total assets of $71.7 million, and during the fiscal year ended December 31, 2005, had net income of $1.9 million.

EMPLOYEES

As of December 31, 2005, the Company employed 220 persons on a full-time basis and 23 on a part-time basis. None of the Company’s employees are represented by a collective bargaining group and management considers employee relations to be good.

Employee benefits for the Company’s full-time employees include, among other things hospitalization/major medical insurance, dental insurance, long-term disability insurance, company sponsored life and accidental death insurance, Employee Assistance Program, participation in the Lincoln Bank Employee Stock Ownership and 401(k) Plan, which are administered by McCready and Keene and a Pentegra Group (formerly known as Financial Institutions Retirement Fund) defined benefit pension plan which is a noncontributory, multiple-employer comprehensive pension plan (the “Pension Plan”) for employees. The pension plan was frozen to new participants as well as for additional years of service for existing participants in June, 2004.

The Company considers its employee benefits to be competitive with those offered by other financial institutions and major employers in its area. See “Executive Compensation and Related Transactions of Lincoln Bank.”

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

REGULATION

GENERAL

As a federally chartered, SAIF-insured savings bank, Lincoln Bank is subject to extensive regulation by the OTS and the FDIC. For example, Lincoln Bank must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines Lincoln Bank’s books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. A savings association must pay a semi-annual assessment to the OTS based upon a marginal assessment rate that decreases as the asset size of the savings association increases, and which includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution’s size, condition, and the complexity of its operations. During 2005, Lincoln Bank’s latest semi-annual assessment was $85,000.

In the fourth quarter of 2004, application was made to the Indiana Department of Financial Institutions for the purpose of converting the Lincoln Bank federal savings bank charter to a state bank charter. The Bank delayed pursuing the charter conversion during 2005 as a result of a Cease and Desist Order (C&D Order) issued by the Office of Thrift Supervision (OTS) as a result of an examination that disclosed certain failures of the Bank to comply with various laws and regulations, including the Bank Secrecy Act, the Flood Disaster Protection Act and the Truth in Lending Act. The Bank immediately took steps to correct the deficiencies and noncompliance and revised its policies and procedures accordingly. A 2006 examination by the OTS is nearly completed and we expect it will support the Bank’s position of substantial compliance. The Bank anticipates the OTS will lift its C&D Order, but confirmation of this has not been received. When that Order is lifted, the Bank will again pursue the change in charter to a state bank. It is anticipated that process would resume in the second quarter of 2006.

Lincoln Bank is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuances or retirements of Lincoln Bank’s securities, and limitations upon other aspects of banking operations. In addition, Lincoln Bank’s activities and operations are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation, antitrust laws and regulations protecting the confidentiality of consumer financial information.

SAVINGS AND LOAN HOLDING COMPANY REGULATION

The Holding Company is regulated as a “non-diversified savings and loan holding company” within the meaning of the Home Owners’ Loan Act, as amended (the “HOLA”), and subject to regulatory oversight of the Director of the OTS. As such, the Holding Company is registered with the OTS and is thereby subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, Lincoln Bank is subject to certain restrictions in its dealings with the Holding Company and with other companies affiliated with the Holding Company.

In general, the HOLA prohibits a savings and loan holding company, without obtaining the prior approval of the Director of the OTS, from acquiring control of another savings association or savings and loan holding company or retaining more than 5% of the voting shares of a savings association or of another holding company which is not a subsidiary. The HOLA also restricts the ability of a director or officer of the Holding Company, or any person who owns more than 25% of the Holding Company’s stock, from acquiring control of another savings association or savings and loan holding company without obtaining the prior approval of the Director of the OTS.

The Holding Company currently operates as a unitary savings and loan holding company. Prior to the enactment of the Gramm-Leach-Bliley Act (the “GLB Act”) in November of 1999, there were no restrictions on the permissible business activities of a unitary savings and loan holding company. The GLB Act included a provision that prohibits any new unitary savings and loan holding company, defined as a company that acquires a thrift after May 4, 1999, from engaging in commercial activities. This provision also includes a grandfather clause, however, that permits a company that was a savings and loan holding company as of May 4, 1999, or had an application to become a savings and loan holding company on file with the OTS as of that date, to acquire and continue to control a thrift and to continue to engage in commercial activities. Because the Holding Company qualifies under this grandfather provision, the GLB Act did not affect the Holding Company’s authority to engage in diversified business activities.

Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender (“QTL”) test, then such unitary holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and Lincoln Bank were a bank. See “-Qualified Thrift Lender.” At December 31, 2005, Lincoln Bank’s asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

If the Holding Company were to acquire control of another savings association other than through a merger or other business combination with Lincoln Bank, the Holding Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of the Holding Company and any of Lincoln Bank’s subsidiaries (other than Lincoln Bank or other subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association, (iv) holding or managing properties used or occupied by a subsidiary savings association, (v) acting as trustee under deeds of trust, (vi) those activities in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987, or (vii) those activities authorized by the Federal Reserve Board (the “FRB”) as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS before a multiple savings and loan holding company may engage in such activities.

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

Indiana law permits federal and state savings association holding companies with their home offices located outside of Indiana to acquire savings associations whose home offices are located in Indiana and savings association holding companies with their principal place of business in Indiana (“Indiana Savings Association Holding Companies”) upon receipt of approval by the Indiana Department of Financial Institutions. Moreover, Indiana Savings Association Holding Companies may acquire savings associations with their home offices located outside of Indiana and savings association holding companies with their principal place of business located outside of Indiana upon receipt of approval by the Indiana Department of Financial Institutions.

No subsidiary savings association of a savings and loan holding company may declare or pay a dividend or make a capital distribution on its permanent or nonwithdrawable stock unless it first gives the Director of the OTS 30 days advance notice of such declaration and payment. Any dividend declared during such period or without giving notice shall be invalid.

FEDERAL HOME LOAN BANK SYSTEM

Lincoln Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board (“FHFB”), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member financial institutions. At December 31, 2005, Lincoln Bank’s investment in stock of the FHLB of Indianapolis was $10.6 million. For the fiscal year ended December 31, 2005, the FHLB of Indianapolis paid approximately $459,000 in dividends to Lincoln Bank.

All 12 FHLB’s are required to provide funds to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low- and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations could adversely affect the value of FHLB stock in the future. A reduction in the value of such stock may result in a corresponding reduction in Lincoln Bank’s capital.

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

INSURANCE OF DEPOSITS

On February 8, 2006, President Bush signed into law the Federal Deposit Insurance Reform Act of 2005. This statute reforms the deposit insurance system by:

•	merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new Deposit Insurance Fund (“DIF”) no later than July 1, 2006;

•
keeping the insurance coverage limit for individual accounts and municipal accounts at $100,000 but providing an inflation adjustment process which permits an adjustment effective January 1, 2011 and every five years thereafter based on the Personal Consumption Expenditures Index (with 2005 as the base year of comparison), unless the FDIC concludes such adjustment would be inappropriate for reasons relating to risks to the DIF;

•	increasing insurance coverage limits for retirement accounts to $250,000, subject to the same inflation adjustment process described above;

•	prohibiting undercapitalized members from accepting employee benefit plan deposits;

•
provides for the payment of credits based on a member's share of the assessment base as of December 31, 1996 and equal to an aggregate of $4.7 billion for all members, which credits can offset FDIC assessments subject to certain limits;

•
providing for the declaration of dividends to members (based on a member's share of the assessment base on December 31, 1996, and premiums paid after that date) equal to 50% of the amount in the DIF in excess of a reserve ratio of 1.35% and 100% of such amount in excess of a reserve ratio of 1.5%, subject to the FDIC's right to suspend or limit dividends based on risks to the DIF; and

•
eliminating the mandatory assessment (up to 23 basis points) if the DIF falls below 1.25% of insured deposits and retaining assessments based on risk, needs of the DIF, and the effect on the members' capital and earnings. The FDIC will set a reserve ratio of between 1.15% and 1.5% and will have five years to restore the DIF if the ratio falls below 1.15%.

The discussion below describes the insurance deposit in effect prior to the new legislation.

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

Assessments. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund’s ratio of reserves to insured deposits to the target level within a reasonable time and may decrease these rates if the target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary depending on the risk the institution poses to its deposit insurance fund. An institution’s risk level is determined based on its capital level and the FDIC’s level of supervisory concern about the institution.

In addition to the assessment for deposit insurance, savings institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation (“FICO”), which is a federally-chartered corporation that was organized to provide some of the financing to resolve the thrift crisis in the 1980s. During 2005, quarterly FICO payments for SAIF and BIF members averaged 1.385 basis points. By law, payments on FICO obligations have been shared equally between BIF members and SAIF members since January 1, 2000.

SAVINGS ASSOCIATION REGULATORY CAPITAL

Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain “core capital” of at least 3% of total assets. Core capital is generally defined as common shareholders’ equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. The OTS requires a core capital level of 3% of total adjusted assets for savings associations that receive the highest rating for safety and soundness, and from 4% to 5% for all other savings associations. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt, less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 2005, Lincoln Bank was in compliance with all capital requirements imposed by law.

The OTS has revised its standards regarding the management of interest rate risk to include summary guidelines to assist savings associations in determining their exposures to interest rate risk. If an association is not in compliance with the capital requirements, the OTS is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers’ compensation. In addition, the OTS and the FDIC generally are authorized to take enforcement actions against a savings association that fails to meet its capital requirements. These actions may include restricting the operating activities of the association, imposing a capital directive, cease and desist order, or civil money penalties, or imposing harsher measures such as appointing a receiver or conservator or forcing the association to merge into another institution.

PROMPT CORRECTIVE REGULATORY ACTION

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FedICIA”) requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2005, Lincoln Bank was categorized as “well capitalized,” meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

The FDIC may order savings associations which have insufficient capital to take corrective actions. For example, a savings association which is categorized as “undercapitalized” would be subject to growth limitations and would be required to submit a capital restoration plan, and a holding company that controls such a savings association would be required to guarantee that the savings association complies with the restoration plan. “Significantly undercapitalized” savings associations would be subject to additional restrictions. Savings associations deemed by the FDIC to be “critically undercapitalized” would be subject to the appointment of a receiver or conservator.

DIVIDEND LIMITATIONS

The OTS also restricts the amount of “capital distributions” that may be made by savings associations. The regulation defines a capital distribution as a distribution of cash or other property to a savings association’s owners, made on account of their ownership. This definition includes a savings association’s payment of cash dividends to shareholders, or any payment by a savings association to repurchase, redeem, retire, or otherwise acquire any of its shares or debt instruments that are included in total capital, and any extension of credit to finance an affiliate’s acquisition of those shares or interests. The amended regulation does not apply to dividends consisting only of a savings association’s shares or rights to purchase such shares.

The regulation exempts certain savings associations from filing either a notice or an application with the OTS before making any capital distribution and requires a savings association to file an application for approval of a proposed capital distribution with the OTS if the association is not eligible for expedited treatment under OTS’s application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years (the “retained net income standard”). Based on Lincoln Bank’s retained net income standard at December 31, 2005, Lincoln Bank would be required to file an application with the OTS before making any capital distributions. A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS or the FDIC.

The regulation requires a savings association to file a notice of a proposed capital distribution in lieu of an application if the association or the proposed capital distribution do not meet the conditions described above, and: (1) the savings association will not be at least well capitalized (as defined under the OTS prompt corrective action regulations) following the capital distribution; (2) the capital distribution would reduce the amount of, or retire any part of the savings association’s common or preferred stock, or retire any part of debt instruments such as notes or debentures included in the association’s capital under the OTS capital regulation; or (3) the savings association is a subsidiary of a savings and loan holding company. Because Lincoln Bank is a subsidiary of a savings and loan holding company, this latter provision requires, at a minimum, that Lincoln Bank file a notice with the OTS 30 days before making any capital distributions to the Holding Company.

In addition to these regulatory restrictions, Lincoln Bank’s Plan of Conversion imposes additional limitations on the amount of capital distributions it may make to the Holding Company. The Plan of Conversion requires Lincoln Bank to establish and maintain a liquidation account for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders and prohibits Lincoln Bank from making capital distributions to the Holding Company if its net worth would be reduced below the amount required for the liquidation account.

LIMITATIONS ON RATES PAID FOR DEPOSITS

Regulations promulgated by the FDIC pursuant to FedICIA place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in the institution’s normal market area. Under these regulations, “well-capitalized” depository institutions may accept, renew or roll such deposits over without restriction, “adequately capitalized” depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and “undercapitalized” depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of “well-capitalized,” “adequately-capitalized” and “undercapitalized” will be the same as the definition adopted by the agencies to implement the corrective action provisions of FedICIA. Management does not believe that these regulations will have a materially adverse effect on Lincoln Bank’s current operations.

LIQUIDITY

Pursuant to OTS regulations, the Bank is required to maintain sufficient liquidity to ensure its safe and sound operation. For more discussion on the Banks’ liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Annual Report.

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

REAL ESTATE LENDING STANDARDS

OTS regulations require savings associations to establish and maintain written internal real estate lending policies. Each association’s lending policies must be consistent with safe and sound banking practices and be appropriate to the size of the association and the nature and scope of its operations. The policies must establish loan portfolio diversification standards; establish prudent underwriting standards, including loan-to-value limits, that are clear and measurable; establish loan administration procedures for the association’s real estate portfolio; and establish documentation, approval, and reporting requirements to monitor compliance with the association’s real estate lending policies. The association’s written real estate lending policies must be reviewed and approved by the association’s Board of Directors at least annually. Further, each association is expected to monitor conditions in its real estate market to ensure that its lending policies continue to be appropriate for current market conditions.

LOANS TO ONE BORROWER

Under OTS regulations, Lincoln Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. Lincoln Bank has established an “in-house” lending limit of $7 million to a single or related group of borrowers, which is significantly lower than the regulatory lending limit described above. Any loan that exceeds this “in-

house” lending limit up to the regulatory lending limit must first be approved by Lincoln Bank’s board of directors. Lincoln Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its regulatory lending limits at December 31, 2005. Management does not believe that the loans-to-one-borrower limits will have a significant impact on Lincoln Bank’s business operations or earnings.

QUALIFIED THRIFT LENDER

Savings associations must meet a QTL test that requires the association to maintain an appropriate level of qualified thrift investments (“QTIs”) (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise to qualify as a QTL. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 2005, Lincoln Bank was in compliance with its QTL requirement, with approximately 70.19% of its assets invested in QTIs.

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

The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test in § 7701(a)(19) of the Code or the asset composition test of § 7701(c) of the Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state-chartered associations or their holding companies in the state where the acquiring association or holding company is located. Moreover, Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana.

Finally, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana enacted legislation establishing interstate branching provisions for Indiana state-chartered banks consistent with those established by the Riegle-Neal Act (the “Indiana Branching Law”). The Indiana Branching Law, which became effective in 1996, authorizes Indiana banks to branch interstate by merger or de novo expansion, provided that such transactions are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merge or establish de novo banks on a reciprocal basis.

TRANSACTIONS WITH AFFILIATES

Lincoln Bank is subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which limits credit transactions between a bank or savings association and its executive officers and its affiliates. These provisions also prescribe terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restrict the types of collateral security permitted in connection with a bank’s extension of credit to an affiliate.

FEDERAL SECURITIES LAW

The shares of Common Stock of the Holding Company have been registered with the SEC under the 1934 Act and, as a result, the Holding Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the SEC thereunder. After three years following Lincoln Bank’s conversion to stock form, if the Holding Company has fewer than 300 shareholders, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

Shares of Common Stock held by persons who are affiliates of the Holding Company may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the 1933 Act. If the Holding Company meets the current public information requirements under Rule 144, each affiliate of the Holding Company who complies with the other conditions of Rule 144 (including those that require the affiliate’s sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Holding Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

SARBANES-OXLEY ACT OF 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Sarbanes-Oxley Act’s stated goals include enhancing corporate responsibility, increasing penalties for accounting and auditing improprieties at publicly traded companies and protecting investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission under the 1934 Act.

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

The Sarbanes-Oxley Act also addresses functions and responsibilities of audit committees of public companies. The statute makes the audit committee directly responsible for the appointment, compensation and oversight of the work of the company’s outside auditor, and requires the auditor to report directly to the audit committee. The Sarbanes-Oxley Act authorizes each audit committee to engage independent counsel and other advisors, and requires a public company to provide the appropriate funding, as determined by its audit committee, to pay the company’s auditors and any advisors that its audit committee retains. The Sarbanes-Oxley Act also requires public companies to include an internal control report and assessment by management, along with an attestation to this report prepared by the company’s registered public accounting firm, in their annual reports to stockholders.

Although the Holding Company will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on the Holding Company’s results of operations or financial condition.

FAIR CREDIT REPORTING ACT AMENDMENT

The Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”) was signed into law by President Bush on December 4, 2003. The FACT Act amends the Fair Credit Reporting Act and makes permanent certain federal preemptions that form the basis for a national credit reporting system. The FACT Act is also intended to (i) address identity theft, (ii) increase access to credit information, (iii) enhance the accuracy of credit reporting, (iv) facilitate the opt-out by consumers from certain marketing solicitations, (v) protect medical information, and (vi) promote financial literacy. The statute will affect credit reporting agencies (commonly referred to as “credit bureaus”), financial institutions, other users of credit reports and those who furnish information to credit bureaus. The Bank does not anticipate that this legislation will have a significant adverse effect on its business.

COMMUNITY REINVESTMENT ACT MATTERS

Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 (“CRA”) be disclosed. The disclosure includes both a four-unit descriptive rating — outstanding, satisfactory, needs to improve, and substantial noncompliance — and a written evaluation of an institution’s performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member’s performance under the CRA and its record of lending to first-time home buyers. The OTS has designated Lincoln Bank’s record of meeting community credit needs as satisfactory.

PREDATORY LENDING

The Federal Reserve Board issued a regulation that became effective on October 1, 2002 that is aimed at curbing “predatory lending.” The term “predatory lending” encompasses a variety of practices, but the term generally is used to refer to abusive lending practices involving fraud, deception or unfairness. Predatory lending typically involves one or more of the following: (i) making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation (“asset-based lending”); (ii) inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced (“loan flipping”); or (iii) engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower. The Federal Reserve Board’s new regulation, which amends Regulation Z, broadens the scope of loans subject to the protections of the Home Ownership and Equity Protection Act of 1994 (“HOEPA”). Among other things, the regulation brings within the scope of HOEPA first-lien mortgage loans with interest rates that are at least 8 percentage points above Treasury securities having a comparable maturity. In addition, the regulation requires that the cost of optional insurance and similar debt protection products paid by a borrower at closing be included in calculating the finance charge paid by the borrower. HOEPA coverage is triggered if such finance charges exceed 8% of the total loan. Finally, the regulation restricts creditors from engaging in repeated refinancings of their own HOEPA loans over a short time period when the transactions are not in the borrower’s interest. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid. The Bank is unable at this time to determine the impact that these new regulations, or any similar state predatory lending regulations, may have on its financial condition or results of operation.

USA PATRIOT ACT OF 2001

The USA PATRIOT Act of 2001 (the “PATRIOT Act”) is intended to strengthen the ability of U.S. Law Enforcement to combat terrorism on a variety of fronts. The PATRIOT Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all the following matters, among others: money laundering, suspicious activities and currency transaction reporting, and currency crimes. Many of the provisions in the PATRIOT Act were to have expired December 31, 2005, but the U.S. Congress authorized renewals that extended the provisions until March 10,

2006. In early March 2006, the U.S. Congress approved the USA PATRIOT Improvement and Reauthorization Act of 2005 (the “Reauthorization Act”) and the USA PATRIOT Act Additional Reauthorizing Amendments Act of 2006 (the “PATRIOT Act Amendments”), and they were signed into law by President Bush on March 9, 2006. The Reauthorization Act makes permanent all but two of the provisions that had been set to expire and provides that the remaining two provisions, which relate to surveillance and the production of business records under the Foreign Intelligence Surveillance Act, will expire in four years. The PATRIOT Act Amendments include provisions allowing recipients of certain subpoenas to obtain judicial review of nondisclosure orders and clarifying the use of certain subpoenas to obtain information from libraries. The Holding Company does not anticipate that these changes will materially affect its operations.

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

Depending on the composition of its items of income and expense, a savings association may be subject to the alternative minimum tax. A savings association must pay an alternative minimum tax on the amount (if any) by which 20% of alternative minimum taxable income (“AMTI”), as reduced by an exemption varying with AMTI, exceeds the regular tax due. AMTI equals regular taxable income increased or decreased by certain tax preferences and adjustments, including depreciation deductions in excess of that allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method and 75% of the excess of adjusted current earnings over AMTI (before this adjustment and before any alternative tax net operating loss). AMTI may be reduced only up to 90% by net operating loss carryovers, but alternative minimum tax paid can be credited against regular tax due in later years.

For federal income tax purposes, the Company has been reporting its income and expenses on the accrual method of accounting. The Company’s federal income tax returns were audited in 2000 and no adjustments were made.

STATE TAXATION

The Company is subject to Indiana’s Financial Institutions Tax (“FIT”), which is imposed at a flat rate of 8.5% on “apportioned adjusted gross income.” “Apportioned adjusted gross income,” for purposes of FIT, begins with taxable income as defined by Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

The Company’s state income tax returns have not been audited in recent years.

ITEM 1A.	RISK FACTORS.

Investors should consider carefully the risks and uncertainties described below, which are some of the factors that could adversely affect our operating results and financial condition.

An economic slowdown in Central Indiana could hurt our business.

Because we focus our business in central Indiana, an economic slowdown in this area could hurt our business. An economic slowdown could have the following consequences:

•	Loan delinquencies may increase;
•	Problem assets and foreclosures may increase;
•	Demand for the products and services of Lincoln Bank may decline; and
•	Collateral for loans made by Lincoln Bank may decline in value, in turn reducing customers’ borrowing power, and making existing loans less secure.

Changes in market interest rates could adversely affect our financial condition and results of operations.

Our financial condition and result of operations are significantly affected by changes in market interest rates. Our results of operations depend substantially on our net interest income, which is the difference between the interest income that we earn on our interest-earning assets and the interest expense that we pay on our interest-bearing liabilities. Our interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets. If rates increase rapidly as a result of an improving economy, we may have to increase the rates paid on our deposits and borrowed funds more quickly than loans and investments reprice, resulting in a negative impact on interest spreads and net interest income. The impact of rising rates could be compounded if deposit customers move funds from savings accounts to higher rate certificate of deposit accounts. Conversely, should market interest rates fall below current levels, our net interest margin could also be negatively affected, as competitive pressures could keep us from further reducing rates on our deposits, and prepayments and curtailments on assets may continue. Such movements may cause a decrease in our interest rate spread and net interest margin.

We also are subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Increases in interest rates may decrease loan demand and/or may make it more difficult for borrowers to repay adjustable rate loans. Decreases in interest rates often result in increased prepayments of loans and mortgage-related securities, as borrowers refinance their loans to reduce borrowings costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments in loans or other investments that have interest rates that are comparable to the interest rates on existing loans and securities. The severity of the impact of market interest rate changes on our business would tend to increase if rates moved more rapidly as compared to gradual, measured changes.

Under direction from our Board of Directors management has implemented certain measurements designed to monitor the interest rate risk exposure inherent in our business. Through the use of periodic modeling management manages the balance sheet to ensure that our interest rate sensitivity does not exceed Board approved limits.

Our commercial real estate, commercial business and construction loans expose us to increased credit risks.

At December 31, 2005, our portfolio of commercial real estate loans totaled $142.0 million, or 23.5 % of total loans, our commercial business loan portfolio totaled $72.4 million, or 12.0%, and our portfolio of construction loans totaled $39.1 million, or 6.5% of total loans. We plan to continue to emphasize the origination of these types of loans. Commercial real estate, commercial business and construction loans generally have greater credit risk than one-to four-family residential mortgage loans because repayment of these loans often depends on the successful business operations on the borrowers. These loans typically have larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Many of our borrowers also have more than one commercial real estate, commercial business or construction loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to significantly greater risk of loss, compared to an adverse development with respect to a one- to four-family residential mortgage loan.

We maintain an allowance for loan losses at a level to absorb the losses that we believe are probable in our portfolio. Potentially, this allowance may not be adequate to absorb the losses that we actually incur. Should this occur our earnings could be negatively impacted.

We are subject to extensive regulation and legislative or regulatory changes could adversely affect our business.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on them. Policies adopted or required by these governmental authorities can affect our business operations and the availability, growth and distribution of Lincoln Bank’s investments, borrowings and deposits. In addition, the Office of Thrift Supervision periodically conducts examinations of the Holding Company and Lincoln Bank and may impose various requirements or sanctions.

Proposals to change the laws governing financial institutions are frequently raised in Congress and before bank regulatory authorities. Changes in applicable laws or policies could materially affect our business, and the likelihood of any major changes in the future and their effects are impossible to determine. Moreover, it is impossible to predict the ultimate form any proposed legislation might take or how it might affect us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES

The following table provides certain information with respect to Lincoln Bank’s offices as of December 31, 2005:

Description and Address	Owned or Leased	Year Opened	Total Deposits	Net Book Value of Property, Furniture & Fixtures	Approximate Square Footage

905 Southfield Drive Plainfield, IN 46168	Owned	2004	$25,368	$5,369	24,500
1121 East Main Street Plainfield, IN 46168	Owned	1970	126,573	852	9,925
134 South Washington Street Crawfordsville, IN 47933	Owned	1962	50,069	346	9,340
1900 East Wabash Street Frankfort, IN 46041	Owned	1974	24,569	257	2,670
60 South Main Street Frankfort, IN 46041	Owned	2000	49,442	691	11,750
975 East Main Street Brownsburg, IN 46112	Owned	1981	60,523	502	2,890
7648 East U.S. Highway 36 Avon, IN 46123	Owned	1999	29,267	781	2,800
590 S. State Road 67 Mooresville, IN 46158	Leased	1999	14,011	133	1,500
648 Treybourne Drive Greenwood, IN 46142	Owned	2000	18,947	855	2,550
18 Providence Drive Greenwood, IN 46143	Owned	2002	24,621	1,043	2,800
250 N. State Road 135 Bargersville, IN 46106	Leased	2004	6,104	262	1,100
2259 N. Morton Franklin, IN 46131	Owned	2003	40,546	1,233	3,750

Description and Address	Owned or Leased	Year Opened	Total Deposits	Net Book Value of Property, Furniture & Fixtures	Approximate Square Footage

1275 US Hwy 31 Greenwood, IN 46142	Leased	1999	13,245	578	2,150
996 S. State Road 135 Greenwood, IN 46143	Leased	2000	31,463	474	5,000
180 W. Washington Street Morgantown, IN 46160	Owned	1894	40,439	603	4,000
189 Commercial Drive Nashville, IN 47448	Leased	2001	25,420	125	3,000
110 N. State Road 135 Trafalgar, IN 46181	Owned	1997	19,965	206	1,100
Mortgage Office:
3195 W. Fairview Road Suite A Greenwood, IN 46142	Leased	2002	--	63	4,800

Lincoln Bank owns computer and data processing equipment which it uses for transaction processing, loan origination, and accounting. The net book value of Lincoln Bank’s electronic data processing equipment was approximately $683,000 at December 31, 2005.

Lincoln Bank currently operates 17 automatic teller machines (“ATMs”), with one ATM located at its main office and each of its branch offices plus one cash dispenser at a supermarket. Lincoln Bank’s ATMs participate in the Star® network.

Lincoln Bank has also contracted for data processing, item processing, electronic banking and ATM processing with Fidelity Information Services, located in Plano, Texas. The cost of these services is approximately $144,000 per month.

ITEM 3.	LEGAL PROCEEDINGS.

Although the Holding Company and Lincoln Bank are involved, from time to time, in various legal proceedings in the normal course of business, there are no material legal proceedings to which they presently are a party or to which any of the Holding Company’s or Lincoln Bank’s property is subject.

As previously reported, in connection with earlier OTS examinations of the Bank, the OTS found certain failures of the Bank to comply with various laws and regulations, including the Bank Secrecy Act, the Flood Disaster Protection Act and the Truth in Lending Act. Pursuant to a Consent Order to Cease and Desist for Affirmative Relief (the “C&D Order”) issued by the OTS, the Bank agreed to take a number of actions within specified timeframes. As discussed under the caption “Regulation -- General” in Item 1 above, which disclosure is incorporated herein by reference, the Bank believes it is in substantial compliance with the C&D Order and expects it to be lifted.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2005.

ITEM 4.5.	EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers of the Holding Company are identified below. The executive officers are elected annually by the Holding Company’s Board of Directors and the Bank’s Board of Directors.

Jerry R. Engle (age 61) served as the Executive Vice President and Chief Operating Officer of the Bank, and Vice Chairman of the Board of Directors of the Holding Company, since the merger of First Shares in August 2004, until June 1, 2005, when he became President and Chief Executive Officer of the Holding Company and the Bank and Chairman of

the Board of Directors of the Holding Company. Formerly, he was the President and Chief Executive Officer of First Shares and First Bank from March 1999 until joining the Holding Company. Prior to that time, he was Chief Executive Officer of Citizens Bank of Central Indiana, a position he assumed in 1992 when Indiana Bancshares, Inc., of which he was Chief Executive Officer, merged into CNB Bancshares, Inc., the holding company for Citizens Bank.

John M. Baer (age 57) has served as the Holding Company’s Secretary and Treasurer since December 1998 and as Lincoln Bank’s Senior Vice President, Chief Financial Officer, Secretary and Treasurer since June 1997. From October 1989 through June 1996 he served as Senior Vice President and Chief Financial Officer of Bank One, Merrillville, NA, in Merrillville, Indiana. From June 1996 to June 1997 he served as Vice President of Bank One, Indiana. He has served the banking industry since 1978.

John B. Ditmars (age 49) has served the Bank as the Senior Vice President of Administration since the merger of First Shares in August 2004. Prior to that time, he served from March 1999 until the merger as Executive Vice President of First Bank. Prior to First Bank, Mr. Ditmars was a Senior Commercial Lender at Citizens Bank of Central Indiana, a position he assumed in 1992 when Indiana Bancshares, Inc., of which he was Senior Commercial Lender, merged into CNB Bancshares, Inc., the holding company for Citizens Bank. He has served the banking industry since 1979.

Jonathan D. Slaughter (age 55) has served the Bank as the Senior Vice President, Credit Administration, since June 2004. Prior to that time, he served First Bank as a Senior Vice President and Commercial Loan Manager from April 2003 until June 2004, as a Market President for Irwin Financial for two years and CNB Bancshares for five years. He has served the banking industry for over 28 years.

Bryan Mills (age 47) was appointed Senior Vice President, Mortgage Lending Manager of Lincoln Bank on April 19, 2005. Prior to that date, he was Vice President of Mortgage Lending for First Bank since March 1999. Mr. Mills owned a mortgage origination business from 1991 to 1999. Prior to owning his own business he was in banking from 1981 to 1991.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Except for the information below on repurchases, the information required by this item is contained in the material under the heading “Shareholder Information” on page 48 of the Holding Company’s 2005 Shareholder Annual Report (the “Shareholder Annual Report”), which is incorporated herein by this reference.

ITEM 6.	SELECTED FINANCIAL DATA.

The information required by this item is contained in the material under the heading “Selected Consolidated Financial Data of Lincoln Bancorp and Subsidiary” on pages 10 and 11 of the Shareholder Annual Report, which is incorporated herein by this reference.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares Yet to Be Purchased Under the Plan
October 1-31, 2005	18,300 (1)	$15.50	112,928	109,663
November 1-30, 2005	--	--	--	--
December 1-31, 2005	--	--	--	--
Total	18,300	$15.50	112,928	109,663

(1)
On April 23, 2003, Lincoln Bancorp announced a plan to repurchase up to 222,591 shares of the its outstanding shares of common stock. Repurchases began Monday, April 28, 2003. All purchases have been in the open-market. The plan has no expiration date. No plans expired during the period and all prior repurchase plans have been completed.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The information required by this item is contained on pages 12 through 25 of the Shareholder Annual Report, which is incorporated herein by this reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is contained on pages 24 and 25 of the Shareholder Annual Report, which is incorporated herein by this reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Holding Company’s Consolidated Financial Statements and Notes thereto contained on pages 27 through 44 in the Shareholder Annual Report are incorporated herein by reference. The Company’s unaudited quarterly results of operations contained on page 24 in the Shareholder Annual Report are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of the Holding Company’s management, including its Chief Executive Officer and Treasurer, of the effectiveness of the Holding Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the fourth quarter of the 2005 fiscal year covered by this report. Based on their evaluation, the Holding Company’s Chief Executive Officer and Treasurer, who is the Holding Company’s principal financial officer, have concluded that the Holding Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Holding Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

The Holding Company’s management, including its Chief Executive Officer and Treasurer, also have concluded that during the Holding Company’s fiscal quarter ended December 31, 2005, there were no changes in the Holding Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

Certain information in this Part III is incorporated by reference to the Holding Company’s Proxy Statement for its Annual Meeting of Shareholders to be held April 18, 2006, to be filed within 120 days after the year ended December 31, 2005 (the “2006 Proxy Statement”).

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Holding Company has adopted a Code of Ethics that applies to all employees, including the principal executive, financial and accounting officers, and to all directors. A copy of the Code of Ethics was attached to the Holding Company’s 2003 Annual Report on Form 10-K as Exhibit 14.

The other information required by this item is incorporated by reference to the sections of the 2006 Proxy Statement with the captions “Proposal I - Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the section of the 2006 Proxy Statement with the caption “Proposal I - Election of Directors — Management Remuneration and Related Transactions.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information, as of December 31, 2005, regarding the securities authorized for issuance under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	751,298 (1)	$ 13.58	134,934

Equity compensation plans not approved by security holders	4,600 (2)	-	43,046

Total	755,898	$ 13.58	177,980

(1)	The Lincoln Bancorp 1999 and the 2005 Stock Option Plan combined.
(2)	The Lincoln Bancorp Recognition and Retention Plan and Trust (“RRP”). Column (a) includes 4,600 shares granted to management that have not yet vested.
(3)	The total in column (b) includes only the weighted-average price of stock options, as the restricted shares awarded under the RRP have no exercise price.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The information on the security ownership of management and certain beneficial owners is incorporated by reference to the sections of the 2006 Proxy Statement with the captions “Voting Securities and Principal Holders Thereof” and “Proposal I - Election of Directors.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to the section of the 2006 Proxy Statement with the caption “Proposal I - Election of Directors — Transactions With Certain Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to the section of the 2006 Proxy Statement with the caption “Accountants.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	See Shareholder Annual Report Page 26
	Consolidated Balance Sheets at December 31, 2005 and 2004	See Shareholder Annual Report Page 27
	Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003	See Shareholder Annual Report Page 28
	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003	See Shareholder Annual Report Page 29
	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003	See Shareholder Annual Report Page 30
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	See Shareholder Annual Report Page 31
	Notes to Consolidated Financial Statements	See Shareholder Annual Report Page 32

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

LINCOLN BANCORP

Date: March 31, 2006	By:	/s/ Jerry R. Engle
Jerry R. Engle, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 31st day of March 2006.

	Signatures	Title		Date

(1)	Principal Executive Officer:		)
)
	/s/ Jerry R. Engle		)
	Jerry R. Engle	President and Chief Executive Officer	) )
)
(2)	Principal Financial and Accounting Officer:		) )
)
	/s/ John M. Baer		)
	John M. Baer	Secretary and Treasurer	)
)
(3)	The Board of Directors:		)
)
	/s/ Lester N. Bergum, Jr.		)
	Lester N. Bergum, Jr.	Director	)	March 31, 2006
)
)
	/s/ Dennis W. Dawes		)
	Dennis W. Dawes	Director	)
)
)
	/s/ Jerry R. Engle		)
	Jerry R. Engle	Director	)
)
)
	/s/ W. Thomas Harmon		)
	W. Thomas Harmon	Director	)
)
)
	/s/ Jerry R. Holifield		)
	Jerry R. Holifield	Director	)
)
)
	/s/ David E. Mansfield		)
	David E. Mansfield	Director	)

)
)
/s/ R.J. McConnell		)
R.J. McConnell	Director	)
)
)
/s/ John C. Milholland		)
John C. Milholland	Director	)
)
		)	March 31, 2006
/s/ Patrick A. Sherman		)
Patrick A. Sherman	Director	)
)
)
/s/ T. Tim Unger		)
T. Tim Unger	Director	)
)
)
/s/ John L. Wyatt		)
John L. Wyatt	Director	)

EXHIBIT INDEX

Exhibit No.	Description
3(1)
Registrant’s Articles of Incorporation (incorporated by reference to Exhibit (1)to the Registrant’s Registration Statement on Form S-1 filed with the Commission on September 14, 1998 (the “S-1 Registration Statement”)).

3(2)	Registrant’s Code of By-Laws (as amended through October 18, 2005) is incorporated by reference to Exhibit 3 to the Form 10-Q filed on November 14, 2005.
10(1)*	Lincoln Bancorp Stock Option Plan (incorporated by reference to Exhibit 10(2) to the S-1 Registration Statement).
10(2)*	Lincoln Federal Savings Bank Recognition and Retention Plan and Trust (incorporated by reference to Exhibit 10(3) to the S-1 Registration Statement).
10(3)*	Employment Agreement between Lincoln Federal Savings Bank and T. Tim Unger (incorporated by reference to Exhibit 10(4) to the S-1 Registration Statement).
10(4)*	Lincoln Federal Savings Bank Employee Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 10(5) to the S-1 Registration Statement).
10(5)*
ESOP Loan Commitment by Lincoln Bancorp and Exempt Loan and Share Purchase Agreement, effective as of July 1, 1998, between Trust under Lincoln Bancorp Exempt Stock Ownership Plan and Trust Agreement and Lincoln Bancorp (incorporated by reference to Exhibit 10(6) to the S-1 Registration Statement).

10(6)*
Unfunded Deferred Compensation Plan for the Directors of Lincoln Federal Savings Bank (as Amended and Restated Effective January 1, 1999) (incorporated by reference to Exhibit 10(7) to the Registrant’s Registration Statement on Form S-4 filed with the Commission on June 21, 2000 (the “S-4 Registration Statement”)).

10(7)*	Lincoln Federal Savings Bank Deferred Director Supplemental Retirement Plan (Effective December 1, 1997) (incorporated by reference to Exhibit 10(8) to the S-1 Registration Statement).
10(8)*	First Amendment to the Lincoln Federal Savings Bank Employee Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 10(a) to the S-4 Registration Statement).
10(9)*	Second Amendment to the Lincoln Federal Savings Bank Employee Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 10(10) to the S-4 Registration Statement).
10(10)*
Employment Agreement, between Lincoln Federal Savings Bank and John M. Baer (incorporated by reference to Exhibit 10(11) to the 2000 Annual Report on Form 10-K filed with the Commission on April 2, 2001 (the “2000 10-K”)).

10(11)*	Employment Agreement, dated January 16, 2001, between Lincoln Federal Savings Bank and Rebecca J. Morgan (incorporated by reference to Exhibit 10(12) to the 2000 10-K).
10(12)*	Employment Agreement, dated August 2, 2004, between Lincoln Bank and Jerry R. Engle.
10(13)*	Employment Agreement, dated August 2, 2004, between Lincoln Bank and John B. Ditmars.

10(14)*
First Amendment to Restated Lincoln Bank Deferred Director Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on March 21, 2005).

10(15)*
Unfunded Deferred Compensation Plan for the Directors of Lincoln Bank (As Amended and Restated Effective January 1, 2005) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on March 21, 2005).

10(16)*	Form of Incentive Stock Option Agreement Under the Lincoln Bancorp Stock Option Plan is incorporated by reference to Exhibit 10(16) to the Form 10-K filed with the Commission on March 31, 2005.
10(17)*	Form of Non-Qualified Stock Option Agreement Under the Lincoln Bancorp Stock Option Plan is incorporated by reference to Exhibit 10(17) to the Form 10-K filed with the Commission on March 31, 2005.
10(18)*
Form of Award Notification Under the Lincoln Federal Savings Bank Recognition and Retention Plan and Trust is incorporated by reference to Exhibit 10(18) to the Form 10-K filed with the Commission on March 31, 2005.

10(19)*	First Amendment to Restated Lincoln Bank Deferred Director Supplemental Retirement Plan is incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Commission on March 21, 2005.
10(20)*
Unfunded Deferred Compensation Plan for the Directors of Lincoln Bank (As Amended and Restated Effective January 1, 2005) is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on March 21, 2005.

10(21)*
Fifth Amendment to the Lincoln Federal Savings Bank Employee Stock Ownership Plan and Trust Agreement is incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on April 25, 2005.

10(22)*	Special Termination Agreement of Brad Davis is incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on April 25, 2005.
10(23)*	Severance Agreement, dated May 12, 2005, among Lincoln Bancorp, Lincoln Bank and T. Tim Unger is incorporated by reference to Exhibit 10(1) to the Form 10-Q filed with the Commission on May 16, 2005.
10(24)*
Severance Agreement, dated May 31, 2005, among Lincoln Bancorp, Lincoln Bank and Rebecca J. Morgan is incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on June 2, 2005.

10(25)*	Employment Agreement, dated July 19, 2005, between Lincoln Bank and Jerry R. Engle is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 25, 2005.
10(26)*	Lincoln Bancorp 2005 Stock Option Plan is incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on September 9, 2005.
10(27)*	Form of Incentive Stock Option Agreement is incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on September 9, 2005.
10(28)*	Form of Non-Qualified Stock Option Agreement for Employees is incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Commission on September 9, 2005.

10(29)*	Form of Non-Qualified Stock Option Agreement for Directors is incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Commission on September 9, 2005.
13	2005 Shareholder Annual Report
14	Ethics Policy is incorporated by reference to Exhibit 14 to the 2003 Annual Report on Form 10-K filed with the Commission on March 30, 2004.
21	Subsidiaries of Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31(1)	Certification.
31(2)	Certification.
32	Certification.

*	Compensation plans or arrangements in which directors or executive officers are eligible to participate.