Form 10-Q
period 2006-03-31
LINCOLN BANCORP /IN/
filed 2006-05-15
CIK 1070259

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 000-25219

LINCOLN BANCORP
(Exact name of registrant specified in its charter)

Indiana	35-2055553
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification Number)

1121 East Main Street
Plainfield, Indiana 46168-0510
(Address of principal executive offices, including Zip Code)

(317) 839-6539
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [   ]    Accelerated filer [   ]    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]    No [X]

The number of shares of the Registrant’s common stock, without par value, outstanding as of March 31, 2006 was 5,398,828.

LINCOLN BANCORP AND SUBSIDIARY
FORM 10-Q

FORWARD LOOKING STATEMENT

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined in the notes to the consolidated condensed financial statements), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; or regulatory changes.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$3,485,535	$4,306,531
Interest-bearing demand deposits in other banks	12,849,661	12,429,266
Cash and cash equivalents	16,335,196	16,735,797
Investment securities available for sale	165,716,078	151,565,284
Loans held for sale	218,857	427,550
Loans, net of allowance for loan losses of $5,856,000 and $5,843,000	603,917,238	594,546,227
Premises and equipment	14,262,916	14,372,835
Investments in limited partnerships	1,202,309	1,160,825
Federal Home Loan Bank stock	10,648,200	10,648,200
Interest receivable	4,248,027	4,270,159
Goodwill	23,906,877	23,906,877
Core deposit intangible	3,135,240	3,297,441
Cash value of life insurance	18,613,209	18,451,167
Other assets	5,664,512	5,071,951
Total assets	$867,868,659	$844,454,313

Liabilities
Deposits
Noninterest-bearing	$49,721,191	$53,730,336
Interest-bearing	587,745,264	546,841,453
Total deposits	637,466,455	600,571,789
Securities sold under repurchase agreements	8,987,106	10,064,110
Borrowings	113,068,827	127,072,378
Interest payable	1,989,932	1,895,986
Other liabilities	6,697,441	4,910,117
Total liabilities	768,209,761	744,514,380

Commitments and Contingencies

Shareholders' Equity
Common stock, without par value
Authorized - 20,000,000 shares
Issued and outstanding - 5,398,828 and 5,386,153 shares	63,352,953	63,772,164
Retained earnings	40,822,217	40,693,391
Accumulated other comprehensive loss	(1,494,132)	(818,104)
Unearned recognition and retention plan (RRP) shares	---	(607,798)
Unearned employee stock ownership plan (ESOP) shares	(3,022,140)	(3,099,720)
Total shareholders’ equity	99,658,898	99,939,933
Total liabilities and shareholders’ equity	$867,868,659	$844,454,313

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Interest Income
Loans receivable, including fees	$9,736,280	$8,741,075
Investment securities	1,923,596	1,186,100
Deposits with financial institutions and Federal funds sold	208,351	72,246
Dividend income	136,550	109,832
Total interest and dividend income	12,004,777	10,109,253

Interest Expense
Deposits	5,033,916	2,516,108
Short-term borrowings	80,264	65,114
Federal Home Loan Bank advances	1,297,159	1,960,833
Total interest expense	6,411,339	4,542,055

Net Interest Income	5,593,438	5,567,198
Provision for loan losses	235,549	13,509

Net Interest Income After Provision for Loan Losses	5,357,889	5,553,689

Other Income
Service charges on deposit accounts	487,883	456,593
Net gains on sales of loans	54,790	214,519
Net realized gain on sales of available-for-sale securities	3,697	—
Equity in income (losses) of limited partnerships	41,484	(45,000)
Point of sale income	167,265	119,182
Loan servicing fees	90,033	106,436
Increase in cash value of life insurance	162,042	225,973
Other income	191,204	148,122
Total other income	1,198,398	1,225,825

Other Expenses
Salaries and employee benefits	2,811,637	2,635,095
Net occupancy expenses	534,567	437,731
Equipment expenses	372,269	408,902
Data processing fees	632,123	622,327
Professional fees	226,342	123,533
Director and committee fees	114,823	102,520
Advertising and business development	152,381	170,508
Core deposit intangible amortization	162,201	192,643
Office supplies	94,297	141,876
Other expenses	480,565	670,132
Total other expenses	5,581,205	5,505,267

Income Before Income Tax	975,082	1,274,247
Income tax expense	196,465	295,547

Net Income	$778,617	$978,700

Basic Earnings per Share	$0.15	$0.20

Diluted Earnings per Share	$0.15	$0.19

Dividends per Share	$0.14	$0.14

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Net Income	$778,617	$978,700
Other comprehensive income (loss), net of tax
Unrealized losses on securities available for sale
Unrealized holding losses arising during the period, net of tax benefit of $377,424 and $317,410	(673,588)	(562,402)
Less: Reclassification adjustment for losses included in net income net of tax expense of $1,257	2,440	-0-
	(676,028)	(562,402)
Comprehensive income	$102,589	$416,298

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Statement of Shareholders’ Equity
For the Three Months Ended March 31, 2006
(Unaudited)

				Accumulated
	Common Stock			Other		Unearned
	Shares		Retained	Comprehensive	Unearned	ESOP
	Outstanding	Amount	Earnings	Loss	Compensation	Shares	Total

Balances, January 1, 2006	5,386,153	$63,772,164	$40,693,391	$(818,104)	$(607,798)	$(3,099,720)	$99,939,933

Net income for the period			778,617				778,617
Unrealized losses on securities, net of reclassification adjustment				(676,028)			(676,028)
Stock options exercised	12,675	148,279					148,279
Stock option expense		17,500					17,500
ESOP shares earned			57,632			77,580	135,212
Amortization of unearned compensation expense		22,808	5,017				27,825
Reclassification of unearned compensation to common stock upon adoption of SFAS 123(R)		(607,798)			607,798
Cash dividends ($.14 per share)			(712,440)				(712,440)

Balances, March 31, 2006	5,398,828	$63,352,953	$40,822,217	$(1,494,132)	---	$(3,022,140)	$99,658,898

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating Activities
Net income	$778,617	$978,700
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	235,549	13,509
Investment securities accretion, net	372,923	(51,926)
Loans originated for sale in the secondary market	(3,874,220)	(2,031,350)
Proceeds from sale of loans in the secondary market	4,137,598	3,287,593
Gain on sale of loans	(54,790)	(214,519)
Amortization of net loan origination fees	148,522	(74,020)
Amortization of purchase accounting adjustment	60,919	(31,617)
Depreciation and amortization	446,915	372,983
Amortization of unearned compensation expense	27,825	7,740
ESOP shares earned	135,212	151,278
Net change in:
Interest receivable	22,132	(77,750)
Interest payable	93,946	221,810
Other adjustments	846,726	1,010,289
Net cash provided by operating activities	3,377,874	3,562,720

Investing Activities
Purchases of securities available for sale	(19,629,951)	(48,701,776)
Proceeds from sales of securities available for sale	211,577	--
Proceeds from maturities of securities available for sale	3,843,644	36,838,483
Proceeds from maturities of securities held to maturity	--	30,000
Net change in loans	(10,072,584)	(5,481,530)
Purchases of property and equipment	(336,996)	(746,466)
Proceeds from sale of foreclosed real estate	139,392	1,297,993
Other investing activities	--	170,298
Net cash used in investing activities	(25,844,918)	(16,592,998)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand, money market and savings deposits	27,230,360	(11,588,539)
Certificates of deposit	9,710,162	21,941,651
Short term borrowings	(1,077,004)	429,856
Proceeds from FHLB advances	6,000,000	8,000,000
Repayment of FHLB advances	(20,000,000)	(15,000,000)
Dividends paid	(710,665)	(703,411)
Exercise of stock options	148,279	361,603
Net change in advances by borrowers for taxes and insurance	765,311	735,024
Net provided by financing activities	22,066,443	4,176,184

Net Change in Cash and Cash Equivalents	(400,601)	(8,854,094)

Cash and Cash Equivalents, Beginning of Period	16,735,797	27,790,119

Cash and Cash Equivalents, End of Period	$16,335,196	$18,936,025

Additional Cash Flows and Supplementary Information
Interest paid	$6,317,393	$4,320,245
Income tax paid	--	--
Loan balances transferred to foreclosed real estate	369,378	54,865
Security purchased, not yet settled	--	5,019,250
Transfer of loans held for sale to loans	--	5,872,116

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Notes to Unaudited Consolidated Condensed Financial Statements

Note 1: Basis of Presentation

The consolidated financial statements include the accounts of Lincoln Bancorp (the “Company”), its wholly owned subsidiary, Lincoln Bank, a federally chartered savings bank (“Lincoln” or the “Bank”), and Lincoln’s wholly owned subsidiaries, LF Service Corporation (“LF Service”) and Citizens Loan and Service Corporation (“CLSC”), both Indiana corporations, and LF Portfolio Services, Inc. (“LF Portfolio”), a Delaware corporation. A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 2005 Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at March 31, 2006 and for the three months ended March 31, 2006 and 2005, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date.

Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic earnings per share
Income available to common shareholders	$778,617	5,040,440	$.15	$978,700	5,001,750	$.20

Effect of dilutive RRP awards and stock options		117,424			137,119
Diluted earnings per share
Income available to common shareholders and assumed conversions	$778,617	5,157,864	$.15	$978,700	5,138,869	$.19

Options to purchase 120,000 shares of common stock at exercise prices of $18.50 to $18.75 per share were outstanding at March 31, 2006, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

Note 3: Change in Accounting Principle

The Company has a stock-based employee compensation plan, which is described in Notes of Financial Statements included in the December 31, 2005 Annual Report to shareholders.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share−Based Payment ("SFAS 123(R)"). SFAS 123(R) addresses all forms of share−based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Company has elected the modified prospective application and, as a result, has recorded approximately $18,000 in compensation expense related to vested stock options less estimated forfeitures for the three month period ended March 31, 2006. Certain disclosures required by SFAS 123(R) have been omitted due to their immaterial nature.

Prior to the adoptions of SFAS 123(R), the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Three Months Ended March 31, 2005

Net income, as reported	$978,700
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	25,144
Pro forma net income	$953,566
Earnings per share:
Basic - as reported	$.20
Basic - pro forma	.19
Diluted - as reported	.19
Diluted - pro forma	.19

Prior to the adoption of SFAS 123(R), unearned compensation related to restricted stock awards was classified as a separate component of shareholders’ equity . In accordance with the provisions of SFAS 123(R) on January 1, 2006, the balance in unearned compensation was reclassified to common stock on the balance sheet.

Note 4: Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 156. This Statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

SFAS No. 156 requires an entity to initially recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract in other specific situations.

In addition, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:

•
Amortization method—Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date.

•
Fair value measurement method—Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.

SFAS No. 156 is effective at the beginning of an entity’s first fiscal year that begins after September 15, 2006 and should be applied prospectively for recognition and initial measurement of servicing assets and servicing liabilities. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year.

The Company did not elect early adoption of SFAS No. 156 as of January 1, 2006. The Company is currently evaluating the effect of adoption of this Statement on the Company’s financial condition or results of operations.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company was organized in September 1998. On December 30, 1998, it acquired the common stock of Lincoln upon the conversion of Lincoln from a federal mutual savings bank to a federal stock savings bank.

Lincoln Bank was originally organized in 1884 as Ladoga Federal Savings and Loan Association, located in Ladoga, Indiana. In 1979 Ladoga Federal merged with Plainfield First Federal Savings and Loan Association, a federal savings and loan association located in Plainfield, Indiana, which was originally organized in 1896. Following the merger, the Bank changed its name to Lincoln Federal Savings and Loan Association and, in 1984, adopted the name, Lincoln Federal Savings Bank. On September 1, 2003, the Bank adopted the name Lincoln Bank. On August 2, 2004, the Company acquired First Shares Bancorp, Inc., the holding company of First Bank, an Indiana commercial Bank. First Shares was merged with and into the Company and immediately thereafter, First Bank was merged into Lincoln Bank. Lincoln currently conducts its business from 17 full-service offices located in Hendricks, Johnson, Morgan, Clinton, Montgomery, and Brown Counties, Indiana, with its main office located in Plainfield.

Lincoln offers a variety of lending, deposit and other financial services to its retail and commercial customers. The Bank’s principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured by commercial real estate, inventory, accounts receivable as well as first mortgage liens on one- to four-family residential real estate. Lincoln’s deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund of the Federal Deposit Insurance Corporation. (Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund pursuant to the provisions of the Federal Deposit Insurance Reform Act of 2005.) Lincoln offers a number of financial services, which includes: (i) one-to four-family residential real estate loans; (ii) commercial real estate loans; (iii) real estate construction loans; (iv) land loans; (v) multi-family residential loans; (vi) consumer loans, including home equity loans and automobile loans; (vii) commercial loans; (viii) money market demand accounts; (ix) savings accounts; (x) checking accounts; (xi) NOW accounts; (xii) certificates of deposit; and (xiii) financial planning.

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

Lincoln’s results of operations depend primarily upon the level of net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and costs incurred with respect to interest-bearing liabilities, primarily deposits and borrowings. We have experienced a decline in our net interest margin and net interest spread as discussed more fully below in our comparison of operating results. The “flat”, to at some points, “inverted” interest rate yield curve has put stress on our net interest margin as shorter term interest bearing deposits have generally repriced at a faster pace than our interest earning assets. Although we don’t expect this stress to abate in the near term we are working to grow our higher yielding loan portfolio and as funding needs demand, use proceeds from lower yielding securities maturities and repayments. We are also reemphasizing our focus on the entire customer relationship, which we anticipate will include a component of lower cost demand deposits. Results of operations also depend upon the level of Lincoln’s non-interest income, including fee income and service charges and the level of its non-interest expenses, including general and administrative expenses.

Critical Accounting Policies

Note 1 to the consolidated financial statements contains a summary of the Company’s significant accounting policies presented on pages 32 and 33 of the Annual Report to Shareholders for the year ended December 31, 2005, which was filed on Form 10-K with the Securities and Exchange Commission on March 31, 2006. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of mortgage servicing rights, and the valuation of intangible assets.

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

The Company's allowance consists of three components. The Company estimates probable losses from individual reviews of specific loans and probable losses from historical loss rates. Also, factors affecting probable losses resulting from economic or environmental factors that may not be captured in the first two components of the allowance are considered.

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

Mortgage servicing rights

The Company recognizes the rights to service sold mortgage loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights based on the relative fair values of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the amounts recorded in the consolidated income statement. See note 4 for a discussion of (SFAS) No. 156, Accounting for Transfers and Servicing of Financial Assets.

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

Financial Condition

Assets totaled $867.9 million at March 31, 2006, an increase from December 31, 2005 of $23.4 million.  The increase in assets occurred in net loans, including loans held for sale, up $9.2 million, and investment securities available for sale, up $14.1 million.  Loan growth was experienced in residential mortgage loans, up $9.3 million, and commercial loans, up $3.2 million.  This growth was partially offset by a decline in home equity loans, down $2.4 million from the end of 2005 through the end of the first quarter in 2006.   A substantial portion of the increase in mortgage loans was 30 year fixed rate product.  Given other types of loan demand available management elected to retain 30 year fixed rate product originated during the first quarter of 2006. It is not anticipated that this would continue into the second quarter.

Total deposits were $637.5 million at March 31, 2006, an increase of $36.9 million from the $600.6 million at December 31, 2005.  Growth occurred in money market deposits, up $15.0 million, savings accounts, up $22.5 million and certificates of deposit, up $9.7 million, while noninterest bearing deposits declined by $4.0 million and interest bearing demand deposits declined by $6.3 million.  Continued success in both our premium money market savings product and our Public Funds money market product has fueled the the savings and the money market increase respectively.   Borrowed funds and securities sold under agreement to repurchase declined by $15.1 million from year-end 2005 to $122.1 million at March 31, 2006.  Most of this decline was the result of repayment of Federal Home Loan Bank advances.

Shareholders’ equity decreased $281,000 from December 31, 2005 to $99.7 million at March 31, 2006.  The decrease was a result of dividends declared of $712,000 as well as a reduction in the fair value of the available for sale investment portfolio as interest rates continue to rise. These decreases were partially offset by current income, stock options exercised and employee stock ownership shares earned.

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005

Net income for the quarter ended March 31, 2006 was $779,000, or $.15 for both basic and diluted net income per share. This compared to net income for the comparable period in 2005 of $979,000 or $.20 for basic and $.19 for diluted earnings per share.

Net interest income for the first quarter of 2006 was $5,593,000 compared to $5,567,000 for the same period in 2005. Net interest margin fell to 2.81% for the three-month period ended March 31, 2006 compared to 3.00% for the same period in 2005. The average yield on earning assets increased 58 basis points for the first quarter of 2006 compared to the same period in 2005. The average cost of interest-bearing liabilities increased 88 basis point for the first quarter of 2006 compared to the same period in 2005. This decreased spread from 2.71% for the 2005 period to 2.41% for the 2006 period, or 30 basis points. Competitive pressures in the current flat yield curve environment combined with the customers’ perceived lack of benefit in locking up their money in longer maturity certificates of deposit over the last year has resulted in a more liability sensitive position for the Bank. Consequently our shorter-term liabilities are repricing at a faster rate than our earning assets in a rising interest rate environment.

The Bank’s provision for loan losses for the first quarter 2006 was $236,000 compared to $14,000 for the same period in 2005. Non-performing loans to total loans at March 31, 2006 were .54% compared to .59% at December 31, 2005, while non-performing assets to total assets were .44% at March 31, 2006 compared to .45% at December 31, 2005.

Other income for the three months ended March 31, 2006 was $1,198,000 compared to $1,226,000 for the same quarter of 2005. A decrease of $160,000 in gain on sale of loans to $55,000 and a decrease of $64,000 to $162,000 in the category increase in cash value of life insurance were partially offset by increases in equity in income of limited partnerships by $86,000 to $41,000, service charges on deposits by $31,000 to $488,000 and point of sale income by $48,000 to $167,000. Our decision to retain most of our 30-year mortgage loan production for the first quarter of 2006 curtailed our gain on sale of loans. The increase of equity in income and losses of limited partnerships was due to improved performance of the partnership. Our point of sale income continues its steady increase since the merger and as customers continue to increase usage of ATM and debit cards.

Other expenses were $5,581,000 for the three months ended March 31, 2006 compared to $5,505,000 for the same three months of 2005. Increases in salaries and employee benefits, occupancy expenses and professional fees were mostly offset by decreases in equipment expense, office supplies and other expenses. Salaries and benefits increased $177,000 to $2.8 million reflecting year over year merit increases as was well as a substantial increase in health care costs. Some additional staff was added as well. Total expense recognized in salary expense during the first quarter of 2006 related to the adoption of FAS 123-R as of January 1, 2006 was $18,000. Professional fees increased $103,000 to $226,000 and included increased loan collection legal expenses, audit expense accrual and consulting fees. Consulting fees included outsourcing of several internal audits and external support for our Sarbanes-Oxley framework for management testing that we expect to be subject to in 2006. Occupancy costs increased $97,000 to $534,000 primarily due to increased space leased at our State Road 135 Greenwood location, moving our Greenwood Madison Avenue branch to Greenwood Park Mall and the increased rent and various leasehold improvements associated with these moves. Office supplies is down $48,000 to $94,000 from 2005 primarily due to merger and conversion expenses incurred as part of the First Shares Bancorp acquisition not repeated in 2006. Improvements of $190,000 in other expense from 2005 to 2006 reducing it to $481,000 in 2006 include reduced other real estate expenses as well as lower telephone expense that was the result of consolidation and elimination of duplicate or unnecessary phone lines that resulted from the acquisition of First Shares Bancorp.

The income tax expense was approximately 20% of pretax income for the first quarter of 2006 as compared to income tax expense of approximately 23% of pretax income for the first quarter of 2005. Various tax credits and permanent timing differences cause the rates to be lower than statutory income tax rate.

Asset Quality

The Company currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements. Special mention loans represent credits that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Lincoln’s credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies on the loans are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Lincoln had $14.9 million and $14.7 million of loans classified as special mention as of March 31, 2006 and December 31, 2005, respectively. In addition, Lincoln had $4.6 million and $3.2 million of loans classified as substandard at March 31, 2006 and December 31, 2005, respectively. Loans classified as doubtful totaled $556,000 at March 31, 2006 and $817,000 at December 31, 2005. At March 31, 2006 and December 31, 2005, no loans were classified as loss. At March 31, 2006, and December 31, 2005, respectively, non-accrual loans were $3.1 million and $2.8 million. At March 31, 2006 and December 31, 2005, respectively, accruing loans delinquent 90 days or more totaled $227,000 and $759,000. At March 31, 2006 and December 31, 2005, the allowance for loan losses was $5.9 million and $5.8 million, respectively or approximately .97% and .96% of loans, including loans held for sale, respectively.

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

Pursuant to OTS capital regulations in effect at March 31, 2006, savings associations were required to maintain a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and a total risk-based capital to risk-weighted assets ratio of 8%. At March 31, 2006, Lincoln’s capital levels exceeded all applicable regulatory capital requirements in effect as of that date.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of December 31, 2005 and 2004, is an analysis performed by the OTS of Lincoln’s interest rate risk as measured by changes in Lincoln’s net portfolio value (“NPV”) for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 200 basis points. As a result of low interest rates in 2004 the OTS had not presented the down 200 basis points scenario.

At December 31, 2005
		Net Portfolio Value			NPV as % of PV of Assets
Changes In Rates		$ Amount	$ Change	%Change	NPV Ratio	Change
(Dollars in thousands)
+300	bp	$45,734	$(32,756)	(42)%	5.86%	(368	) bp
+200	bp	57,457	(21,033)	(27)	7.23	(231	) bp
+100	bp	69,144	(9,346)	(12)	8.54	(100	) bp
0	bp	78,490			9.54
-100	bp	83,319	4,829	6	9.99	46	bp
-200	bp	82,490	4,001	5	9.82	28	bp

At December 31, 2004
		Net Portfolio Value			NPV as % of PV of Assets
Changes In Rates		$ Amount	$ Change	%Change	NPV Ratio	Change
(Dollars in thousands)
+300	bp	$69,053	$(16,332)	(19)%	9.00%	(168	) bp
+200	bp	76,161	(9,224)	(11)	9.79	(90	) bp
+100	bp	81,958	(3,426)	(4)	10.39	(30	) bp
0	bp	85,385			10.69
-100	bp	84,237	(1,148)	(1)	10.45	(24	) bp

Management believes at March 31, 2006 there have been no material changes in Lincoln’s interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7A of the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.

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

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company announced a stock repurchase program on April 23, 2003, and up to 109,663 additional shares may still be repurchased under that program. No shares were repurchased during the quarter ended March 31, 2006. The repurchase program does not have an expiration date.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

No.	Description
10.1	Employment Agreement, dated January 11, 2006, between Lincoln Bank and Jonathan D. Slaughter
10.2	Employment Agreement, dated January 11, 2006, between Lincoln Bank and Bryan Mills
10.3	Lincoln Bancorp Incentive Plan
31.1	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)
31.2	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN BANCORP

Date:	May 15, 2006	By:	/s/ Jerry R. Engle
Jerry R. Engle
President and Chief Executive Officer

Date:	May 15, 2006	By:	/s/ John M. Baer
John M. Baer
Secretary and Treasurer

Exhibit Index

No.	Description	Location

10.1	Employment Agreement, dated January 11, 2006, between Lincoln Bank and Jonathan D. Slaughter	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on January 13, 2006
10.2	Employment Agreement, dated January 11, 2006, between Lincoln Bank and Bryan Mills	Incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant on January 13, 2006
10.3	Lincoln Bancorp Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on April 21, 2006
31.1	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31.2	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached