Form 10-Q
period 2006-06-30
LINCOLN BANCORP /IN/
filed 2006-08-14
CIK 1070259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-25219

LINCOLN BANCORP

(Exact name of registrant as specified in its charter)

Indiana	35-2055553
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1121 East Main Street Plainfield, Indiana	46168-0510
(Address of principal executive offices)	(Zip Code)

(317) 839-6539
(Registrant’s telephone number, including area code)

[None]
(Former name, former address and former fiscal year, if changed since last report)

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

Yes ☐       No ☒

The number of shares of the Registrant’s common stock, without par value, outstanding as of June 30, 2006 was 5,382,828.

LINCOLN BANCORP AND SUBSIDIARY

Form 10-Q

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined in the notes to the consolidated condensed financial statements), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; or regulatory changes.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Balance Sheets

	June 30, 2006 (Unaudited)	December 31, 2005
Assets
Cash and due from banks	$4,089,388	$4,306,531
Interest-bearing demand deposits in other banks	10,483,258	12,429,266
Cash and cash equivalents	14,572,646	16,735,797
Investment securities available for sale	161,490,332	151,565,284
Loans held for sale	782,034	427,550
Loans, net of allowance for loan losses of $6,031,000 and $5,843,000	621,417,731	594,546,227
Premises and equipment	13,877,917	14,372,835
Investments in limited partnerships	1,217,103	1,160,825
Federal Home Loan Bank stock	10,648,200	10,648,200
Interest receivable	4,797,954	4,270,159
Goodwill	23,906,877	23,906,877
Core deposit intangible	2,973,039	3,297,441
Cash value of life insurance	18,777,785	18,451,167
Other assets	6,334,275	5,071,951
Total assets	$880,795,893	$844,454,313
Liabilities
Deposits
Noninterest-bearing	$59,681,929	$53,730,336
Interest-bearing	599,690,050	546,841,453
Total deposits	659,371,979	600,571,789
Securities sold under repurchase agreements	11,819,990	10,064,110
Borrowings	103,365,277	127,072,378
Interest payable	1,972,794	1,895,986
Other liabilities	5,455,917	4,910,117
Total liabilities	781,985,957	744,514,380
Commitments and Contingencies
Shareholders’ Equity
Common stock, without par value
Authorized - 20,000,000 shares
Issued and outstanding - 5,382,828 and 5,386,153 shares	63,111,110	63,772,164
Retained earnings	40,968,168	40,693,391
Accumulated other comprehensive loss	(2,321,787)	(818,104)
Unearned recognition and retention plan (RRP) shares	--	(607,798)
Unearned employee stock ownership plan (ESOP) shares	(2,947,555)	(3,099,720)
Total shareholders’ equity	98,809,936	99,939,933
Total liabilities and shareholders’ equity	$880,795,893	$844,454,313

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY

Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest Income
Loans receivable, including fees	$10,366,654	$9,343,143	$20,102,934	$18,084,218
Investment securities	2,135,844	1,215,916	4,059,440	2,409,771
Deposits with financial institutions and Federal funds sold	135,206	167,652	343,557	232,143
Dividend income	139,302	112,538	275,852	222,370
Total interest and dividend income	12,777,006	10,839,249	24,781,783	20,948,502
Interest Expense
Deposits	5,679,864	3,168,573	10,713,780	5,684,681
Short-term borrowings	98,297	48,118	178,561	113,232
Federal Home Loan Bank advances	1,272,548	1,973,109	2,569,707	3,933,942
Total interest expense	7,050,709	5,189,800	13,462,048	9,731,855
Net Interest Income	5,726,297	5,649,449	11,319,735	11,216,647
Provision for loan losses	266,202	1,915,722	501,751	1,929,231
Net Interest Income After Provision for Loan Losses	5,460,095	3,733,727	10,817,984	9,287,416
Other Income
Service charges on deposit accounts	553,810	525,483	1,041,693	982,076
Net gains on sales of loans	67,155	162,441	121,945	376,960
Net realized gain (loss) on sales of available-for-sale securities	--	(292,420)	3,697	(292,420)
Equity in income of limited partnerships	14,794	66,331	56,278	21,331
Point of sale income	182,630	149,572	349,895	268,754
Loan servicing fees	85,940	102,516	175,973	208,952
Increase in cash value of life insurance	164,576	122,420	326,618	348,393
Other income	236,194	236,450	427,398	384,572
Total other income	1,305,099	1,072,793	2,503,497	2,298,618
Other Expenses
Salaries and employee benefits	2,834,179	2,899,007	5,645,816	5,534,102
Net occupancy expenses	491,744	497,265	1,026,311	934,996
Equipment expenses	383,540	373,294	755,809	782,196
Data processing fees	566,045	609,500	1,198,168	1,231,827
Professional fees	209,604	272,853	435,946	396,386
Director and committee fees	111,763	2,018	226,586	104,538
Advertising and business development	186,343	217,358	338,724	387,866
Core deposit intangible amortization	162,200	192,642	324,401	385,285
Prepayment fees on Federal Home Loan Bank advances	—	1,621,813	—	1,621,813
Office supplies	77,239	132,895	171,536	274,771
Other expenses	686,526	863,019	1,167,091	1,533,151
Total other expenses	5,709,183	7,681,664	11,290,388	13,186,931
Income (Loss) Before Income Tax	1,056,011	(2,875,144)	2,031,093	(1,600,897)
Income tax expense (benefit)	269,750	(1,236,109)	466,215	(940,562)
Net Income (Loss)	$786,261	$(1,639,035)	$1,564,878	$(660,335)
Basic Earnings (Loss) per Share	$0.16	$(0.33)	$0.31	$(0.13)
Diluted Earnings (Loss) per Share	$0.15	$(0.33)	$0.30	$(0.13)
Dividends per Share	$0.14	$0.14	$0.28	$0.28

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY

Consolidated Condensed Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net Income (Loss)	$786,261	$(1,639,035)	$1,564,878	$(660,335)
Other comprehensive income (loss), net of tax
Unrealized gains (losses) on securities available for sale
Unrealized holding gains (losses) arising during the period, net of tax expense/(benefit) of $(470,307), $120,615, $(847,731), and $(196,797)	(827,655)	206,277	(1,501,243)	(356,125)
Less: Reclassification adjustment for realized gains (losses) included in net income (loss), net of tax expense (benefit) of -0-, ($94,282), $1,257 and ($94,282)	-0-	(198,138)	2,440	(198,138)
	(827,655)	404,415	(1,503,683)	(157,987)
Comprehensive income (loss)	$(41,394)	$(1,234,620)	$61,195	$(818,322)

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY

Consolidated Condensed Statement of Shareholders’ Equity
For the Six Months Ended June 30, 2006
(Unaudited)

				Accumulated
	Common Stock			Other		Unearned
	Shares		Retained	Comprehensive	Unearned	ESOP
	Outstanding	Amount	Earnings	Loss	Compensation	Shares	Total

Balances, January 1, 2006	5,386,153	$63,772,164	$40,693,391	$(818,104)	$(607,798)	$(3,099,720)	$99,939,933

Net income for the period			1,564,878				1,564,878
Unrealized losses on securities, net of reclassification adjustment				(1,503,683)			(1,503,683)
Purchase of common stock	(16,000)	(289,500)					(289,500)
Stock options exercised	12,675	148,279					148,279
Stock option expense		42,349					42,349
ESOP shares earned			122,504			152,165	274,669
Amortization of unearned compensation expense		45,616	10,035				55,651
Reclassification of unearned compensation to common stock upon adoption of SFAS 123(R)		(607,798)			607,798
Cash dividends ($.28 per share)			(1,422,640)				(1,422,640)

Balances, June 30, 2006	5,382,828	$63,111,110	$40,968,168	$(2,321,787)	--	$(2,947,555)	$98,809,936

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,
	2006	2005
Operating Activities
Net income (loss)	$1,564,878	$(660,335)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	501,751	1,929,231
Investment securities accretion, net	15,192	(89,415)
Investment securities losses	(3,697)	292,420
Loans originated for sale in the secondary market	(10,814,656)	(18,322,684)
Proceeds from sale of loans in the secondary market	10,580,143	17,999,008
Gain on sale of loans	(121,945)	(376,960)
Amortization of net loan origination costs	281,798	98,853
Amortization of purchase accounting adjustment	121,839	591,274
Depreciation and amortization	904,755	773,382
Amortization of unearned compensation expense	55,651	15,480
ESOP shares earned	274,669	290,169
Net change in:
Interest receivable	(527,795)	(448,948)
Interest payable	76,808	292,527
Other adjustments	257,030	(95,605)
Net cash provided by operating activities	3,166,421	2,288,397

Investing Activities
Purchases of securities available for sale	(22,031,191)	(88,819,404)
Proceeds from sales of securities available for sale	211,577	50,469,362
Proceeds from maturities of securities available for sale	9,530,398	66,519,844
Proceeds from maturities of securities held to maturity	--	30,000
Net change in loans	(28,430,677)	(28,716,985)
Purchases of property and equipment	(409,837)	(1,014,002)
Proceeds from sale of foreclosed real estate	349,370	1,464,941
Other investing activities	--	2,418,009
Net cash provided by (used in) investing activities	(40,780,360)	2,351,765

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand, money market and savings deposits	40,216,271	21,411,699
Certificates of deposit	18,675,629	21,528,949
Short term borrowings	1,755,880	1,384,965
Proceeds from FHLB advances	37,500,000	13,000,000
Repayment of FHLB advances	(61,200,000)	(58,855,000
Dividends paid	(1,423,105)	(1,411,453)
Purchase of common stock	(289,500)	--
Exercise of stock options	148,279	369,103
Net change in advances by borrowers for taxes and insurance	67,334	70,838
Net cash provided by (used in) financing activities	35,450,788	(2,500,899)

Net Change in Cash and Cash Equivalents	(2,163,151)	2,139,263

Cash and Cash Equivalents, Beginning of Period	16,735,797	27,790,119

Cash and Cash Equivalents, End of Period	$14,572,646	$29,929,382

Additional Cash Flows and Supplementary Information
Interest paid	$13,385,240	$9,439,328
Income tax paid (refund received)	340,000	(438,666)
Loan balances transferred to foreclosed real estate	879,373	54,865
Transfer of loans held for sale to loans	--	5,872,116

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

The interim consolidated financial statements at June 30, 2006 and for the three months and six months ended June 30, 2006 and 2005, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the three-month and six-month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date.

Reclassifications of certain amounts in the 2005 consolidated financial statements have been made to conform to the 2006 presentation.

Note 2: Earnings(Loss) Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Income	Weighted Average Shares	Per Share Amount	Loss	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share
Income (loss) available to common shareholders	$786,261	5,049,004	$.16	$(1,639,035)	5,022,453	$(.33)

Effect of dilutive RRP awards and stock options		125,518			--
Diluted earnings (loss) per share
Income (loss) available to common shareholders and assumed conversions	$786,261	5,174,522	$.15	$(1,639,035)	5,022,453	$(.33)

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Income	Weighted Average Shares	Per Share Amount	Loss	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share
Income available to common shareholders	$1,564,878	5,044,723	$.31	$(660,335)	5,012,820	$(.13)

Effect of dilutive RRP awards and stock options		121,471
Diluted earnings (loss) per share
Income available to common shareholders and assumed conversions	$1,564,878	5,166,194	$.30	$(660,335)	5,012,820	$(.13)

Option to purchase 120,000 shares of common stock at exercise prices of $18.50 to $18.75 per share were outstanding at June 30, 2006, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share−Based Payment (“SFAS 123(R)”). SFAS 123(R) addresses all forms of share−based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Company has elected the modified prospective application and, as a result, has recorded approximately $42,000 in compensation expense related to vested stock options less estimated forfeitures for the six month period ended June 30, 2006. Certain disclosures required by SFAS 123(R) have been omitted due to their immaterial nature.

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net loss, as reported	$(1,639,035)	$(660,335)
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	25,144	50,288
Pro forma net loss	$(1,664,179)	$(710,623)
Loss per share:
Basic - as reported	$(.33)	$(0.13)
Basic - pro forma	(.33)	(0.14)
Diluted - as reported	(.33)	(0.13)
Diluted - pro forma	(.33)	(0.14)

Prior to the adoption of SFAS 123(R), unearned compensation related to restricted stock awards was classified as a separate component of stockholders’ equity . In accordance with the provisions of SFAS 123(R) on January 1, 2006, the balance in unearned compensation was reclassified to common stock on the balance sheet.

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

The Company did not elect early adoption of SFAS No. 156 as of January 1, 2006. The Company is currently evaluating the effect of adoption of this Statement on the Company’s financial condition and results of operations.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Lincoln offers a variety of lending, deposit and other financial services to its retail and commercial customers. The Bank’s principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured by commercial real estate, inventory, accounts receivable as well as first mortgage liens on one- to four-family residential real estate. Lincoln’s deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Lincoln offers a number of financial services, which includes: (i) one-to four-family residential real estate loans; (ii) commercial real estate loans; (iii) real estate construction loans; (iv) land loans; (v) multi-family residential loans; (vi) consumer loans, including home equity loans and automobile loans; (vii) commercial loans; (viii) money market demand accounts; (ix) savings accounts; (x) checking accounts; (xi) NOW accounts; (xii) certificates of deposit; and (xiii) financial planning.

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

Lincoln’s results of operations depend primarily upon the level of net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and costs incurred with respect to interest-bearing liabilities, primarily deposits and borrowings. We have experienced a decline in our net interest margin and net interest spread as discussed more fully below in our comparison of operating results. The “flat”, to at some points, “inverted” interest rate yield curve has put stress on our net interest margin as shorter term interest bearing deposits have generally repriced at a faster pace than our interest earning assets. Although we do not expect this stress to abate in the near term we are working to grow our higher yielding loan portfolio and as funding needs demand, use proceeds from lower yielding securities maturities and repayments. We are also reemphasizing our focus on the entire customer relationship, which we anticipate will include a component of lower cost demand deposits. Results of operations also depend upon the level of Lincoln’s non-interest income, including fee income and service charges and the level of its non-interest expenses, including general and administrative expenses.

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

The Company’s allowance consists of three components. The Company estimates probable losses from individual reviews of specific loans and probable losses from historical loss rates. Also, factors affecting probable losses resulting from economic or environmental factors that may not be captured in the first two components of the allowance are considered.

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Company. Included in the review of individual loans are those that are impaired as provided in SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Any allowances for impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of the underlying collateral.

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

The Company’s primary market area for lending is central Indiana. When evaluating the adequacy of allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Company’s customers. The Company has not substantively changed any aspect to its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

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

Financial Condition

Assets totaled $880.8 million at June 30, 2006, an increase from December 31, 2005 of $36.3 million. The majority of the increase in assets occurred in net loans, including loans held for sale, up $27.2 million, and investment securities available for sale, up $9.9 million. Loan growth was experienced in commercial loans and residential mortgage loans, both were up $14.4 million. This growth was partially offset by a decline in home equity loans, down $2.9 million from the end of 2005 through the end of the second quarter in 2006. A substantial portion of the increase in mortgage loans was from the fixed-rate loan product with maturities greater than 15 years. Given other types of loan demand available management elected to retain 30-year fixed-rate loan product originated during the first quarter of 2006. Several specialty products developed in late 2005 are experiencing small levels of success resulting in an increase in greater than 15 year fixed rate product as well.

Total deposits were $659.4 million at June 30, 2006, an increase of $58.8 million from the $600.6 million at December 31, 2005. Growth occurred in money market deposits, up $11.3 million, savings accounts, up $27.5 million, noninterest-bearing deposits, up $6.0 million and certificates of deposit, up $18.6 million, while interest bearing demand deposits declined by $4.5 million. Continued success in both our premium money market savings product and our Public Funds money market product has fueled the savings and the money market increase respectively. Borrowed funds and securities sold under agreement to repurchase declined by $23.7 million from year end 2005 to $103.4 million at June 30, 2006. This decline was the result of repayment of Federal Home Loan Bank advances from increased deposit balances.

Shareholders’ equity decreased $1.1 million from December 31, 2005 to $98.8 million at June 30, 2006. The decrease was a result of dividends declared of $1.4 million, the repurchase of $.3 million of common stock as well as a $1.5 million reduction in the fair value of the available for sale investment portfolio as interest rates continue to rise. Management’s review of available-for-sale securities in a loss position determined that the impairments were not other-than-temporary impairment because the fluctuation in values was primarily the result of changes in interest rates.  As of June 30, 2006 management has both the ability and the intent to hold these securities until recovery.  Management does classify these securities as “available-for-sale” under the definition of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities so certain circumstances such as; changes in market interest rates and related changes in the security's prepayment risk, needs for liquidity (for example, due to the withdrawal of deposits, increased demand for loans), changes in the availability of and the yield on alternative investments or changes in funding sources and terms could change management’s assessment of its ability and intent to hold these securities. If any of these changes occurred management would re-evaluate its assessment of the need for other-than-temporary impairment.  The decreases in shareholder’s equity noted above were partially offset by current income of $1.6 million and the net amortization of unearned compensation expense, stock option expense, stock options exercised and employee stock ownership shares earned totaling $.5 million.

Comparison of Operating Results for the Three Months Ended June 30, 2006 and 2005

Net income for the quarter ended June 30, 2006 was $786,000, or $.16 basic earnings per share and $.15 diluted earnings per share. This compared to a net loss of $1,639,000 for the second quarter of 2005 or $.33 for both the basic and diluted loss per share.

As announced in a press release issued on July 7, 2005, the loss incurred for the second quarter of 2005 was the result of: 1) a $1.3 million additional provision to the allowance for loan losses for a deteriorated credit; 2) prepayment fees and adjustments of $1.6 million paid to the Federal Home Loan Bank of Indianapolis for the early extinguishment of certain high-cost advances totaling $33.9 million with funding of the prepayment derived from the sale of $37.5 million of low-yielding available-for-sale securities at a loss of approximately $497,000; and, 3) the recognition of contract costs relating to the retirement of the Company’s CEO and another senior officer totaling $248,000.

Net interest income for the second quarter of 2006 was $5,726,000 compared to $5,649,000 for the same period in 2005. Net interest margin fell to 2.81% for the three-month period ended June 30, 2006 compared to 2.92% for the same period in 2005. The average yield on earning assets increased 67 basis points for the second quarter of 2006 compared to the same period in 2005. The average cost of interest-bearing liabilities increased 90 basis point for the second quarter of 2006 compared to the same period in 2005. This decreased interest rate spread from 2.60% for the 2005 period to 2.37% for the 2006 period, or 23 basis points. Competitive pressures in the current flat yield curve environment combined with the customers’ perceived lack of benefit in locking up their money in longer maturity certificates of deposit over the last year has resulted in a more liability sensitive position for the Bank. Consequently our shorter-term liabilities are repricing at a faster rate than our earning assets in a rising interest rate environment.

The Bank’s provision for loan losses for the second quarter of 2006 was $266,000 compared to $1,916,000 for the same period in 2005. The large provision in the second quarter of 2005 was discussed above. Non-performing loans to total loans at June 30, 2006 were .44% compared to .59% at December 31, 2005, while non-performing assets to total assets were .40% at June 30, 2006 compared to .45% at December 31, 2005. The allowance for loan losses as a percent of loans was .96% at June 30, 2006 compared to .97% at December 31, 2005. During the second quarter of 2006, the Bank incurred $91,000 in net charged off loans.

Other income for the three months ended June 30, 2006 was $1,305,000 compared to $1,073,000 for the same quarter of 2005. The increase of $232,000 compared to 2005 in other income was primarily the result of a $292,000 loss during 2005 on the sale of available-for-sale securities as part of the balance sheet restructuring discussed above and other sales. Increases in point of sale income, up $33,000 from 2005, and increase in cash value of life insurance, up $42,000 from 2005 were not enough to offset decreases in gain on sale of loans, down $95,000 from 2005 and equity in income of limited partnerships, down $52,000 from 2005. Our point of sale income continues its steady increase since the merger as customers continue to increase usage of ATM and debit cards. The increase in cash value of life insurance is affected indirectly by increasing market interest rates although typically on a lagged basis. As noted last quarter, management elected to retain rather than sell the 30-year conventional mortgage loan product for part of the first quarter. During the first quarter this decision was reversed as other categories of loan demand increased. However, there was some carry-over into the second quarter of conventional product being held rather than sold. In addition, a non-conventional specialty product developed in late 2005 is proving popular with our borrowers. These issues have resulted in fewer loans sold and along with thinner gain margins, has resulted in lower gain on sales of loans.

Other expenses were $5,709,000 for the three months ended June 30, 2006 a $1,973,000 decrease compared to $7,682,000 for the same three months of 2005. As noted above a restructuring of the balance sheet, including prepayment fees on certain Federal Home Loan Bank advances and certain contract retirement costs were responsible for $1,622,000 and $248,000 respectively of expense in 2005 that were not repeated in 2006. Excluding these items the majority of other expenses were held to little change for the three months ended June 30, 2006 from the three months ended June 30, 2005. Those with notable changes included Data Processing fees that decreased from $610,000 to $566,000 as a new contract was negotiated with our data processor in the second quarter resulting in slightly lower costs. Professional fees decreased slightly from $273,000 to $210,000 for the quarter ending June 30, 2006. Office supplies decreased from $133,000 for the quarter ended June 30, 2005 to $77,000 for the quarter ended June 30, 2006. This was the result of switching to a new provider as well as continued efficiencies gained as a result of the First Bank merger in 2004. Director and committee fees increased $110,000 on a linked quarter basis. An adjustment related to the director’s self employment retirement plan accrual in the second quarter of 2005 resulted in lower expense in 2005. In addition, a change in the estimates for the director’s supplemental retirement plan during the fourth quarter of 2005 resulted in increased expense in 2006. Other expense fell from $863,000 in 2005 to $687,000 in 2006. This linked quarter reduction was spread across several categories but the settlement of a depositor dispute in 2005 was responsible for $73,000 of the decrease. Total expense recognized in salary expense during the second quarter of 2006 related to the adoption of FAS 123(R) as of January 1, 2006 was $24,000.

The income tax expense was approximately 26% of pretax income for the second quarter of 2006 as compared to income tax benefit of approximately 43% of pretax loss for the second quarter of 2005. Various tax credits and permanent timing differences cause the rates to be lower than statutory income tax rate.

Comparison of Operating Results for the Six Months Ended June 30, 2006 and 2005

Net income for the six-month period ended June 30, 2006 was $1,565,000, or $.31 for basic earnings per share and $.30 diluted earnings per share. This compared to a net loss of $660,000 or $.13 for both basic and diluted loss per share for the same period in 2005. As discussed above the net loss incurred for the six month period ending June 30, 2005 was affected by the increased provision for loan losses, the balance sheet restructuring and the recognition of contract costs related to the retirement of certain senior officers.

Net interest income year-to-date through June 30, 2006 was $11,320,000 compared to $11,217,000 for the same period in 2005. Net interest margin fell to 2.81% for the six-month period ended June 30, 2006 compared to 2.96% for the same period in 2005. The average yield on earning assets increased .62% for the six months ending June 30, 2006 compared to the same period in 2005. The average cost of interest-bearing liabilities increased .89% for the six months ending June 30, 2006 compared to same period in 2005. This decreased spread from 2.66% for the 2005 period to 2.39% for the 2006 period, or .27%. As noted above competitive pressures in the current flat yield curve environment combined with the customers’ perceived lack of benefit in locking up their money in longer maturity certificates of deposit over the last year has resulted in a more liability sensitive position for the Bank. Consequently our shorter term liabilities are repricing at a faster rate than our earning assets in a rising interest rate environment.

The Bank’s provision for loan losses year-to-date through June 30, 2006 was $502,000 compared to $1,929,000 for the same period in 2005. The large provision in the second quarter of 2005 was discussed above.

Other income year-to-date through June 30, 2006 was $2,503,000 compared to $2,299,000 for the same period in 2005. The increase of $204,000 compared to 2005 in other income was primarily the result of a $292,000 loss during 2005 on the sale of available-for-sale securities as part of the balance sheet restructuring discussed above and other sales. Increases in point of sale income, up $81,000 from 2005, an increase in service charges on deposits of $60,000 and an increase in equity in income of limited partnerships, up $35,000 over 2005 were offset by decreases in gain on sale of loans, down $255,000 from the same period in 2005 and lower loan servicing fees, down $33,000 from 2005. Our point of sale income continues its steady increase since the merger and as customers continue to increase usage of ATM and debit cards. Service charges on deposit are affected by customer behaviors and also benefited from the popularity of our courtesy overdraft program. Our limited partnership income is dependent on the performance of the limited partnership which performed slightly better year-to-date 2006 as compared to 2005. As noted above gain on sale of loans has been affected by early in the year retention of all production as well as year-to-date success of our specialty non-conventional mortgage product. Thinner gain margins have also affected us in this category. Servicing income of mortgage loans has also been negatively affected by our lower sale activity in 2006 as compared to 2005.

Other expenses year-to-date through June 30, 2006 were $11,290,000 compared to $13,187,000 for the same period in 2005. As noted above a restructuring of the balance sheet, including prepayment fees on certain Federal Home Loan Bank advances and certain contract retirement costs were responsible for $1,622,000 and $248,000 respectively of expense in 2005 that were not repeated in 2006. As in the case of the quarterly comparison many of the year-to-date expenses have not fluctuated significantly when those restructuring charges are considered. Salaries and employee benefits expense has increased $112,000 or $360,000 excluding the 2005 contract retirement costs. Staff additions in certain key areas, along with normal annual increases, are responsible for this increase. Director and committee fees increased $122,000 year over year. As noted above an adjustment related to the director’s self employment retirement plan accrual in the second quarter of 2005 resulted in lower expense in 2005. Also, as noted above, a change in the estimates for the director’s supplemental retirement plan during the fourth quarter of 2005 resulted in increased expense in 2006. Office supplies decreased from $275,000 in 2005 to $172,000 year-to-date in 2006. As noted above, this was the result of switching to a new provider as well as continued efficiencies gained as a result of the First Bank merger in 2004. Other expenses fell from $1,533,000 in 2005 to $1,167,000 in 2006. This $366,000 reduction was spread across several categories including mortgage servicing rights, amortization, telephone expense and other. As rates have increased and mortgage loan sales have slowed the amortization expense of our mortgage servicing asset has declined. In addition, we have experienced reduced telephone expense over 2005 as surplus lines as a result of the merger with First Bank were gradually eliminated over time. As noted above the settlement of a depositor dispute in 2005 was responsible for $73,000 of the decrease as well. Total expense recognized in salary expense year-to-date in 2006 related to the adoption of FAS 123(R) as of January 1, 2006 was $42,000.

The income tax expense was approximately 23% of pretax income year-to-date 2006 as compared to income tax benefit of approximately 59% of pretax loss for the same period in 2005. Various tax credits and permanent timing differences cause the rates to be lower than statutory income tax rate.

Asset Quality

The Company currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements. Special mention loans represent credits that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Lincoln’s credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies on the loans are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Lincoln had $11.4 million and $14.7 million of loans classified as special mention as of June 30, 2006 and December 31, 2005, respectively. In addition, Lincoln had $2.6 million and $3.2 million of loans classified as substandard at June 30, 2006 and December 31, 2005, respectively. Loans classified as doubtful totaled $397,000 at June 30, 2006 and $817,000 at December 31, 2005. At June 30, 2006 there were $79,000 of loans classified as loss. No loans were classified loss at December 31, 2005. At June 30, 2006, and December 31, 2005, respectively, non-accrual loans were $1.8 million and $2.8 million. At June 30, 2006 and December 31, 2005, respectively, accruing loans delinquent 90 days or more totaled $18,000 and $759,000. At June 30, 2006 and December 31, 2005, the allowance for loan losses was $6.0 million and $5.8 million, respectively or approximately .96% and .97% of loans, including loans held for sale, respectively.

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

Pursuant to OTS capital regulations in effect at June 30, 2006, savings associations were required to maintain a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and a total risk-based capital to risk-weighted assets ratio of 8%. At June 30, 2006, Lincoln’s capital levels exceeded all applicable regulatory capital requirements in effect as of that date.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of March 31, 2006 and 2005, is an analysis performed by the OTS of Lincoln’s interest rate risk as measured by changes in Lincoln’s net portfolio value (“NPV”) for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 200 basis points.

March 31, 2006
Changes	Net Portfolio Value			NPV as % of PV of Assets
In Rates	$ Amount	$ Change	%Change	NPV Ratio	Change
(Dollars in thousands)
+300 bp	$53,033	$(36,515)	(41)%	6.54%	(393) bp
+200 bp	65,926	(23,622)	(26)	7.98	(249) bp
+100 bp	78,537	(11,011)	(12)	9.34	(113) bp
0 bp	89,548			10.47
-100 bp	97,931	8,383	9	11.28	81 bp
-200 bp	99,112	9,564	11	11.32	85 bp

March 31, 2005
Changes	Net Portfolio Value			NPV as % of PV of Assets
In Rates	$ Amount	$ Change	%Change	NPV Ratio	Change
(Dollars in thousands)
+300 bp	$58,987	$(21,028)	(26)%	7.70%	(229) bp
+200 bp	67,216	(12,800)	(16)	8.64	(135) bp
+100 bp	74,539	(5,477)	(7)	9.44	(55) bp
0 bp	80,016			9.99
-100 bp	81,696	1,681	2	10.08	9 bp
-200 bp	78,116	(1,900)	(2)	9.57	-42 bp

Management believes at June 30, 2006 there have been no material changes in Lincoln’s interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7A of the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.

Item 4. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the most recent fiscal quarter covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares Yet to Be Purchased Under the Plan

April 1-30, 2006	--	--	--	--
May 1-31, 2006	10,000(2)	$18.00	--	--
June 1-30, 2006	--	--	--	--
Total	10,000	$18.00	--	--

(1)
The Company announced a stock repurchase program on April 23, 2003, and up to 127,963 additional shares may still be repurchased under that program. No shares were repurchased pursuant to the program during the quarter ended June 30, 2006. The repurchase program does not have an expiration date.

(2)	The purchase of the shares was not made pursuant to a publicly announced plan.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to Vote of Security Holders.

On April 18, 2006, the Company held its Annual Meeting of Shareholders. Three directors were elected to serve three-year terms expiring in 2009 as follows:

Name	Votes For	Votes Withheld

Lester N. Bergum, Jr.	3,860,569	357,893
Dennis W. Dawes	4,099,926	118,536
R.J. McConnell	3,858,233	360,229

Item 5. Other Information.

None

Item 6. Exhibits
31(1)	Certification required by 17 C.F.R. § 240.13a-14(a)
31(2)	Certification required by 17 C.F.R. § 240.13a-14(a)
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN BANCORP

Date: August 14, 2006	By:	/s/ Jerry R. Engle
Jerry R. Engle
President and Chief Executive Officer

Date: August 14, 2006	By:	/s/ John M. Baer
John M. Baer
Secretary and Treasurer

EXHIBIT INDEX

No.	Description	Location

10.1	Lincoln Bancorp Incentive Plan	Incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant on April 21, 2006
31.1	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31.2	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached