Form 10-Q
period 2006-09-30
LINCOLN BANCORP /IN/
filed 2006-11-09
CIK 1070259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-25219

LINCOLN BANCORP
(Exact name of registrant as specified in its charter)

Indiana	35-2055553
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

905 Southfield Drive Plainfield, Indiana	46168-0510
(Address of principal executive offices)	(Zip Code)

(317) 839-6539
(Registrant’s telephone number, including area code)

1121 East Main Street, Plainfield, Indiana 46168-0510
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

Yes  ☐         No  ☒

The number of shares of the Registrant’s common stock, without par value, outstanding as of September 30, 2006 was 5,381,328

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

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Balance Sheets

Assets	September 30, 2006 (Unaudited)	December 31, 2005
Cash and due from banks	$4,357,946	$4,306,531
Interest-bearing demand deposits in other banks	11,918,664	12,429,266
Cash and cash equivalents	16,276,610	16,735,797
Investment securities available for sale	160,928,772	151,565,284
Loans held for sale	1,907,751	427,550
Loans, net of allowance for loan losses of $6,134,000 and $5,843,000	630,856,181	594,546,227
Premises and equipment	13,868,519	14,372,835
Investments in limited partnerships	1,254,287	1,160,825
Federal Home Loan Bank stock	9,454,000	10,648,200
Interest receivable	4,659,686	4,270,159
Goodwill	23,906,877	23,906,877
Core deposit intangible	2,827,486	3,297,441
Cash value of life insurance	18,946,343	18,451,167
Other assets	5,101,004	5,071,951
Total assets	$889,987,516	$844,454,313
Liabilities
Deposits
Noninterest-bearing	$53,740,119	$53,730,336
Interest-bearing	623,102,044	546,841,453
Total deposits	676,842,163	600,571,789
Securities sold under repurchase agreements	12,233,890	10,064,110
Borrowings	91,461,726	127,072,378
Interest payable	2,290,553	1,895,986
Other liabilities	6,585,084	4,910,117
Total liabilities	789,413,416	744,514,380
Commitments and Contingencies
Shareholders’ Equity
Common stock, without par value
Authorized - 20,000,000 shares
Issued and outstanding - 5,381,328 and 5,386,153 shares	63,105,668	63,772,164
Retained earnings	41,168,468	40,693,391
Accumulated other comprehensive loss	(827,066)	(818,104)
Unearned recognition and retention plan (RRP) shares	--	(607,798)
Unearned employee stock ownership plan (ESOP) shares	(2,872,970)	(3,099,720)
Total shareholders’ equity	100,574,100	99,939,933
Total liabilities and shareholders’ equity	$889,987,516	$844,454,313

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Interest Income	2006	2005	2006	2005
Loans receivable, including fees	$10,830,701	$9,614,846	$30,933,635	$27,699,064
Investment securities	2,129,479	1,226,283	6,188,919	3,636,054
Deposits with financial institutions and Federal funds sold	58,044	185,695	401,601	417,838
Dividend income	93,959	126,535	369,811	348,905
Total interest and dividend income	13,112,183	11,153,359	37,893,966	32,101,861
Interest Expense
Deposits	6,274,287	3,702,798	16,988,067	9,387,479
Short-term borrowings	152,114	63,560	330,675	176,792
Federal Home Loan Bank advances	1,155,650	1,526,333	3,725,357	5,460,275
Total interest expense	7,582,051	5,292,691	21,044,099	15,024,546
Net Interest Income	5,530,132	5,860,668	16,849,867	17,077,315
Provision for loan losses	119,993	145,249	621,744	2,074,480
Net Interest Income After Provision for Loan Losses	5,410,139	5,715,419	16,228,123	15,002,835
Other Income
Service charges on deposit accounts	558,813	553,838	1,600,506	1,535,914
Net gains on sales of loans	179,236	194,261	301,181	571,221
Net realized gain (loss) on sales of available-for-sale securities	--	248,699	3,697	(43,721)
Equity in income of limited partnerships	37,184	42,535	93,462	63,866
Point of sale income	183,439	156,644	533,334	425,398
Loan servicing fees	81,159	99,319	257,132	308,271
Increase in cash value of life insurance	168,558	165,956	495,176	514,349
Other income	217,449	125,328	644,847	509,900
Total other income	1,425,838	1,586,580	3,929,335	3,885,198
Other Expenses
Salaries and employee benefits	2,947,216	2,568,002	8,593,032	8,102,104
Net occupancy expenses	491,522	499,450	1,517,833	1,434,446
Equipment expenses	368,845	323,541	1,124,654	1,105,737
Data processing fees	538,816	596,888	1,736,984	1,828,715
Professional fees	268,122	197,556	704,068	593,942
Director and committee fees	101,863	66,541	328,449	171,079
Advertising and business development	257,632	186,430	596,356	574,296
Core deposit intangible amortization	145,554	172,348	469,955	557,633
Prepayment fees on Federal Home Loan Bank advances	—	—	—	1,621,813
Office supplies	75,770	102,613	247,306	377,384
Other expenses	533,302	779,698	1,700,393	2,312,849
Total other expenses	5,728,642	5,493,067	17,019,030	18,679,998
Income Before Income Tax	1,107,335	1,808,932	3,138,428	208,035
Income tax expense (benefit)	267,057	593,621	733,272	(346,941)
Net Income	$840,278	$1,215,311	$2,405,156	$554,976
Basic Earnings per Share	$0.17	$0.24	$0.48	$0.11
Diluted Earnings per Share	$0.16	$0.24	$0.47	$0.11
Dividends per Share	$0.14	$0.14	$0.42	$0.42

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Income	$840,278	$1,215,311	$2,405,156	$554,976
Other comprehensive income, net of tax
Unrealized gains (losses) on securities available for sale
Unrealized holding gains (losses) arising during the period, net of tax expense/(benefit) of $847,718, $(81,541), $(13), and $(278,337)	1,494,721	(172,717)	(6,522)	(528,842)
Less: Reclassification adjustment for realized gains (losses) included in net income (loss), net of tax expense (benefit) of -0-, ($99,186), $1,257 and ($4,904)	-0-	149,512	2,440	(48,626)
	1,494,721	(322,229)	(8,962)	(480,216)
Comprehensive income	$2,334,999	$893,082	$2,396,194	$74,760

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Statement of Shareholders’ Equity
For the Nine Months Ended September 30, 2006
(Unaudited)

				Accumulated
	Common Stock			Other		Unearned
	Shares		Retained	Comprehensive	Unearned	ESOP
	Outstanding	Amount	Earnings	Loss	Compensation	Shares	Total

Balances, January 1, 2006	5,386,153	$63,772,164	$40,693,391	$(818,104)	$(607,798)	$(3,099,720)	$99,939,933

Net income for the period			2,405,156				2,405,156
Unrealized losses on securities, net of reclassification adjustment				(8,962)			(8,962)
Purchase of common stock	(21,000)	(379,000)					(379,000)
Stock options exercised	16,175	188,355					188,355
Stock option expense		63,522					63,522
ESOP shares earned			187,498			226,750	414,248
Amortization of unearned compensation expense		68,425	15,052				83,477
Reclassification of unearned compensation to common stock upon adoption of SFAS 123(R)		(607,798)			607,798
Cash dividends ($.42 per share)			(2,132,629)				(2,132,629)

Balances, September 30, 2006	5,381,328	$63,105,668	$41,168,468	$(827,066)	--	$(2,872,970)	$100,574,100

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2006	2005
Operating Activities
Net income	$2,405,156	$554,976
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	621,744	2,074,480
Investment securities (amortization) accretion, net	19,987	(66,223)
Investment securities gains (losses)	(3,697)	43,721
Loans originated for sale in the secondary market	(30,356,061)	(49,521,375)
Proceeds from sale of loans in the secondary market	29,166,690	49,976,889
Gain on sale of loans	(301,181)	(571,221)
Amortization of net loan origination costs (fees)	449,767	(235,605)
Amortization of purchase accounting adjustment	192,308	(26,898)
Depreciation and amortization	1,336,721	1,170,902
Amortization of unearned compensation expense	83,477	23,220
ESOP shares earned	414,248	423,826
Net change in:
Interest receivable	(389,527)	(632,831)
Interest payable	394,567	651,598
Other adjustments	502,078	600,058
Net cash provided by operating activities	4,536,277	4,465,517

Investing Activities
Purchases of securities available for sale	(24,029,192)	(149,770,673)
Proceeds from sales of securities available for sale	211,577	79,391,563
Proceeds from maturities of securities available for sale	14,427,604	55,620,929
Proceeds from maturities of securities held to maturity	--	1,695,000
Net change in loans	(38,271,182)	(27,179,018)
Redemption of Federal Home Loan Bank of Indianapolis stock	1,194,200	--
Purchases of property and equipment	(835,212)	(1,156,872)
Proceeds from sale of foreclosed real estate	997,950	2,161,761
Other investing activities	(1,100)	2,435,434
Net cash used in investing activities	(46,305,355)	(36,801,876)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand, money market and savings deposits	28,071,033	1,461,826
Certificates of deposit	48,321,623	71,588,495
Short term borrowings	3,569,780	4,714,771
Proceeds from FHLB advances	92,550,000	13,000,000
Repayment of FHLB advances	(129,550,000)	(58,855,000)
Dividends paid	(2,133,304)	(2,119,581)
Purchase of common stock	(379,000)	--
Exercise of stock options	188,355	409,631
Net change in advances by borrowers for taxes and insurance	671,404	674,246
Net cash provided by financing activities	41,309,891	30,874,388

Net Change in Cash and Cash Equivalents	(459,187)	(1,461,971)

Cash and Cash Equivalents, Beginning of Period	16,735,797	27,790,119

	Nine Months Ended
	September 30,
	2006	2005

Cash and Cash Equivalents, End of Period	$16,276,610	$26,328,148

Additional Cash Flows and Supplementary Information
Interest paid	$20,649,532	$14,372,948
Income tax paid (refund received)	780,000	(577,298)
Loan balances transferred to foreclosed real estate	1,034,428	562,611
Transfer of loans held for sale to loans	--	5,872,116

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

The interim consolidated financial statements at September 30, 2006 and for the three months and nine months ended September 30, 2006 and 2005, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the three-month and nine-month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2005 has been derived from the audited consolidated balance sheet of the Company as of that date.

Reclassifications of certain amounts in the 2005 consolidated financial statements have been made to conform to the 2006 presentation.

Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic earnings per share
Income available to common shareholders	$840,278	5,044,820	$.17	$1,215,311	5,030,934	$.24

Effect of dilutive RRP awards and stock options		125,577			102,307
Diluted earnings per share
Income available to common shareholders and assumed conversions	$840,278	5,170,397	$.16	$1,215,311	5,133,241	$.24

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic earnings per share
Income available to common shareholders	$2,405,156	5,044,712	$.48	$554,976	5,018,880	$.11

Effect of dilutive RRP awards and stock options		122,819			117,200
Diluted earnings per share
Income available to common shareholders and assumed conversions	$2,405,156	5,167,531	$.47	$554,976	5,136,080	$.11

Options to purchase 126,500 shares of common stock were outstanding at September 30, 2006 and 120,000 shares of stock at September 30, 2005, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

Note 3: Change in Accounting Principle

The Company has a stock-based employee compensation plan, which is described in Notes of Financial Statements included in the December 31, 2005 Annual Report to shareholders.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share−Based Payment (“SFAS 123(R)”). SFAS 123(R) addresses all forms of share−based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Company has elected the modified prospective application and, as a result, has recorded approximately $64,000 in compensation expense related to vested stock options less estimated forfeitures for the nine month period ended September 30, 2006. Certain disclosures required by SFAS 123(R) have been omitted due to their immaterial nature.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$1,215,311	$554,976
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	54,044	104,332
Pro forma net income	$1,161,267	$450,644
Income per share:
Basic - as reported	$.24	$0.11
Basic - pro forma	.23	0.09
Diluted - as reported	.24	0.11
Diluted - pro forma	.23	0.09

Prior to the adoption of SFAS 123(R), unearned compensation related to restricted stock awards was classified as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R) on January 1, 2006, the balance in unearned compensation was reclassified to common stock on the balance sheet.

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

As previously reported, the Bbank applied towith the Indiana Department of Financial Institutions (the “DFI”) to convert the Bank from a federally chartered savings bank to a state chartered commercial bank and filed an application with the Federal Reserve Bank of Chicago to convert Lincoln Bancorp to a bank holding company and a financial holding company. As of September 30, 2006, all necessary approvals had been granted, and certain statutory waiting periods haveve elapsed prior to filing of this report. Lincoln completed the conversion on October 31, 2006. Lincoln currently conducts its business from 17 full-service offices located in Hendricks, Johnson, Morgan, Clinton, Montgomery, Hamilton and Brown Counties, Indiana, with its main office located in Plainfield.

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

Lincoln currently owns three subsidiaries. First, LF Service, whose assets consist of an investment in Family Financial Holdings, Inc. (“Family Financial”) and in Bloomington Housing Associates, L.P. (“BHA”). Family Financial primarily engages in retail sales of insurance products in connection with loans originated by its shareholder financial institutions. As of September 30, 2006, LF Service had petitioned Family Financial to re-purchase LF Service’s interest in that company. Subsequent to September 30, 2006, the re-purchase of LF Services interest by Family Financial has been completed. BHA is an Indiana limited partnership that was organized to construct, own and operate a 130-unit apartment complex in Bloomington, Indiana (the “BHA Project”). Development of the BHA Project was completed in 1993 and the project is performing as planned. Second, Citizens Loan and Service Corporation (“CLSC”), which primarily engages in the purchase and development of tracts of undeveloped land. Because CLSC engages in activities that are not permissible for a national bank, OTS regulations prohibit Lincoln from including its investment in CLSC in its calculation of regulatory capital. CLSC purchases undeveloped land, constructs improvements and infrastructure on the land, and then sells lots for residential home construction. Third, LF Portfolio, which is located in Nevada, holds and manages a significant portion of Lincoln’s investment portfolio.

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

The Company’s strategy for credit risk management includes conservative, centralized credit policies, and uniform underwriting criteria for all loans as well as an overall credit limit for each customer below legal lending limits. The strategy also emphasizes diversification on a geographic, industry and customer level, regular credit quality reviews and quarterly management reviews of large credit exposures and loans experiencing deterioration of credit quality. A standard credit scoring system is used to assess credit risks during the loan approval process of all consumer loans while commercial loans are individually reviewed by a credit analyst with formal presentations to the Bank’s Loan Committee.

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

Financial Condition

Assets totaled $890.0 million at September 30, 2006, an increase from December 31, 2005 of $45.5 million. The majority of the increase in assets occurred in net loans, including loans held for sale, up $37.8 million, and investment securities available for sale, up $9.4 million. Loan growth was experienced in commercial loans and residential mortgage loans, $19.2 million and $18.4 million, respectively. This growth was partially offset by a decline in home equity loans, down $3.1 million from the end of 2005. Indirect loans have grown $3.1 million since December 31, 2005. A substantial portion of the increase in mortgage loans was from the fixed-rate loan product with maturities greater than 15 years. Given other types of loan demand available, management elected to retain 30-year fixed-rate loan product originated during the first quarter of 2006. Several specialty products developed in late 2005 are experiencing small levels of success resulting in an increase in greater than 15 year fixed rate product as well. During the third quarter our commercial loan growth has increased and as a result nearly all of our qualifying mortgage production is being sold into the secondary market.

Total deposits were $676.8 million at September 30, 2006, an increase of $76.2 million from the $600.6 million at December 31, 2005. Growth occurred in money market deposits, up $16.2 million, savings accounts, up $20.2 million and certificates of deposit, up $48.2 million, while interest bearing demand deposits declined by $8.4 million. Continued success in both our premium money market savings product and our Public Funds money market product have fueled the savings and the money market increase respectively. Borrowed funds and securities sold under agreement to repurchase declined by $33.4 million from year end 2005 to $103.7 million at September 30, 2006. This decline was the result of repayment of Federal Home Loan Bank advances from increased deposit balances.

Shareholders’ equity increased $.6 million from December 31, 2005 to $100.6 million at September 30, 2006. The increase was a result $2.4 million of current income and the net amortization of unearned compensation expense, stock option expense, stock options exercised and employee stock ownership shares earned totaling $.7 million. Offsetting these increases were dividends declared of $2.1 million and common stock was repurchased at a cost of $.4 million. Accumulated other comprehensive loss is unchanged from December 31, 2005 at $.8 million but has improved from a loss position of $1.5 million at June 30, 2006. The sole component of other comprehensive income is the tax effected unrecognized loss on the Company’s investment portfolio. Management’s review of available-for-sale securities in a loss position determined that the impairments were not other-than-temporary impairment because the fluctuation in values was primarily the result of changes in interest rates. As of September 30, 2006 management has both the ability and the intent to hold these securities until recovery. Management does classify these securities as “available-for-sale” under the definition of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities so certain circumstances, such as changes in market interest rates and related changes in the security's prepayment risk, needs for liquidity (for example, due to the withdrawal of deposits, increased demand for loans), changes in the availability of and the yield on alternative investments or changes in funding sources and terms could change management’s assessment of its ability and intent to hold these securities. If any of these changes occurred management would re-evaluate its assessment of the need for other-than-temporary impairment.

Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005

Net income for the quarter ended September 30, 2006 was $840,000, or $.17 basic earnings per share and $.16 diluted earnings per share. This compared to net income of $1,215,000 for the third quarter of 2005 or $.24 for both the basic and diluted loss per share.

Net interest income for the third quarter of 2006 was $5,530,000 compared to $5,861,000 for the same period in 2005. Net interest margin fell to 2.70% for the three-month period ended September 30, 2006 compared to 3.09% for the same period in 2005. The average yield on earning assets increased 50 basis points for the third quarter of 2006 compared to the same period in 2005. The average cost of interest-bearing liabilities increased 98 basis points for the third quarter of 2006 compared to the same period in 2005. This decreased interest rate spread from 2.71% for the 2005 period to 2.23% for the 2006 period, or 48 basis points. Competitive pressures in the current flat yield curve environment combined with the customers’ perceived lack of benefit in longer maturity certificates of deposit over the last year has resulted in a more liability sensitive position for the Bank. Consequently our shorter-term liabilities are repricing at a faster rate than our earning assets in a rising interest rate environment.

The Bank’s provision for loan losses for the third quarter of 2006 was $120,000 compared to $145,000 for the same period in 2005. Non-performing loans to total loans at September 30, 2006 were .45% compared to .59% at December 31, 2005, while non-performing assets to total assets were .36% at September 30, 2006 compared to .45% at December 31, 2005. The allowance for loan losses as a percent of loans was .96% at September 30, 2006 compared to .97% at December 31, 2005. During the third quarter of 2006, the Bank incurred $17,000 in net charged off loans compared to net charged off loans in the third quarter of 2005 totaling $1,624,000.

Other income for the three months ended September 30, 2006 was $1,426,000 compared to $1,587,000 for the same quarter of 2005. The decrease of $161,000 in 2006 compared to 2005 in other income was primarily the result of a $249,000 gain on sale of securities sold during 2005. This decline was partially offset by increases in point of sale income and other income up $27,000 and $92,000, respectively. Point of sale income continues its steady increase since the merger as customers continue to increase usage of ATM and debit cards. As noted last quarter, management reversed its policy to hold in its portfolio certain mortgage loans. We are now selling the majority of qualifying mortgage loans originated, regardless of interest rate structure or term. We continue to emphasize commercial loan growth and as we move towards a commercial bank asset mix, emphasizing commercial growth, we expect fewer residential mortgage loans to be added to our loan portfolio. Gains on sale of loans was $15,000 less than third quarter of 2005, but is trending upward from second quarter of 2006.

Other expenses were $5,729,000 for the three months ended September 30, 2006, a $236,000 increase compared to $5,493,000 for the same three months of 2005. Increases in salary and benefits cost of $379,000, professional fees of $71,000 and advertising of $71,000 were partially offset by decreases in data processing fees of $58,000 and other expenses reduction of $246,000. The increase in salary and benefits was due to several factors including additional full time equivalent employees, additional benefit costs, primarily hospitalization, incentives related to our increased commercial banking focus and normal annual increases. Total expense recognized in salary expense during the third quarter of 2006 related to the adoption of FAS 123(R) as of January 1, 2006 was $21,000. External consulting costs related to Sarbanes-Oxley internal control documentation and testing are responsible for the majority of the increased professional fee costs. Our advertising costs are generally campaign driven and the timing of campaigns resulted in higher expense in the quarter ended September 30, 2006 than in the 2005 linked quarter. The decrease in data processing is primarily the result of our renegotiated primary servicer contract. The other expense reduction includes over $100,000 less other real estate expense than in 2005. This is primarily due to a property that was sold at a gain during the third quarter of 2006.

The income tax expense was approximately 24% of pretax income for the third quarter of 2006 as compared to income tax expense of approximately 33% of pretax income for the third quarter of 2005. The impact of various tax credits and permanent timing differences cause the rates to be lower on the lesser 2006 third quarter pre-tax net income than on the higher 2005 quarterly pre-tax net income.

Comparison of Operating Results for the Nine Months Ended September 30, 2006 and 2005

Net income for the nine-month period ended September 30, 2006 was $2,405,000, or $.48 for basic earnings per share and $.47 diluted earnings per share. This compared to net income of $555,000 or $.11 for both basic and diluted income per share for the same period in 2005. A restructuring of the balance sheet and its related costs, a large provision for loan losses and the recognition of contract costs related to the retirement of certain senior officers all during the second quarter of 2005 negatively impacted the year-to-date results.

Net interest income year-to-date through September 30, 2006 was $16,850,000 compared to $17,077,000 for the same period in 2005. Net interest margin fell to 2.77% for the nine-month period ended September 30, 2006 compared to 3.00% for the same period in 2005. The average yield on earning assets increased .59% for the nine months ending September 30, 2006 compared to the same period in 2005. The average cost of interest-bearing liabilities increased .93% for the nine months ending September 30, 2006 compared to same period in 2005. This decreased spread from 2.67% for the 2005 period to 2.33% for the 2006 period, or .34%. As noted above competitive pressures in the current flat yield curve environment combined with the customers’ perceived lack of benefit in longer maturity certificates of deposit over the last year has resulted in a more liability sensitive position for the Bank. Consequently our shorter term liabilities are repricing at a faster rate than our earning assets in a rising interest rate environment.

The Bank’s provision for loan losses year-to-date through September 30, 2006 was $622,000 compared to $2,074,000 for the same period in 2005. A large provision in the second quarter of 2005 that related to one specific borrower relationship was responsible for most of the 2005 expense.

Other income year-to-date through September 30, 2006 was $3,929,000 compared to $3,885,000 for the same period in 2005. Increases include service charges on deposit accounts, up $65,000, point of sale income, up $108,000 and other income, up $135,000. Continued success with our customer courtesy overdraft program and increased point of sale usage by our customers have helped fuel these increases. Gain on sale of loans declined from $571,000 year-to-date in 2005 to $301,000 for the like period in 2006. Earlier in 2006 we elected to retain certain mortgage production resulting in fewer sales of loans. Also, loan servicing fees declined in 2006 to $257,000 compared to $308,000 for the nine months ended September 30, 2005. Certain mortgage loans were retained in our loan portfolio earlier in 2006, along with generally selling loans on a servicing released basis has caused this income to decline.

Other expenses year-to-date through September 30, 2006 were $17,019,000 compared to $18,680,000 for the same period in 2005. As noted above, a restructuring of the balance sheet including prepayment fees on certain Federal Home Loan Bank advances and certain contract retirement costs were responsible for $1,622,000 and $248,000, respectively, of expenses in 2005 that were not repeated in 2006. Excluding these 2005 items, other expenses increased $209,000 year-to-date through September 30, 2006 over the same period in 2005. Salaries and employee benefits expense has increased $491,000 or $739,000 excluding the 2005 contract retirement costs. Staff additions in certain key areas, along with normal annual increases, are responsible for this increase. Total expense recognized in salary expense year-to-date in 2006 related to the adoption of FAS 123(R) as of January 1, 2006 was $63,000. Director and committee fees increased $157,000 year over year. An adjustment related to the director’s self employment retirement plan accrual in the second quarter of 2005 resulted in lower expense in 2005. Also, a change in the estimates for the director’s supplemental retirement plan during the fourth quarter of 2005 resulted in increased expense in 2006. Professional fees has increased from $594,000 year-to-date through September 30, 2005 to $704,000 for the same period in 2006. As noted above, external consulting expense related to our Sarbanes-Oxley efforts is responsible for this increase. Office supplies decreased from $377,000 in 2005 to $247,000 year-to-date in 2006. This is the result of switching to a new provider as well as continued efficiencies gained as a result of the First Bank merger in 2004. Core deposit intangible amortization has fallen from $558,000 year-to-date 2005 to $470,000 year-to-date 2006. This is a result of the asset being amortized using an accelerated method. Other expenses fell from $2,313,000 in 2005 to $1,700,000 in 2006. This $613,000 reduction was spread across several categories, including mortgage servicing rights amortization, telephone expense, courier, postage and other. As rates have increased and mortgage loan sales have slowed the amortization expense of our mortgage servicing asset has declined. In addition, we have experienced reduced telephone expense over 2005 as surplus lines as a result of the merger with First Bank were gradually eliminated over time. The settlement of a depositor dispute in 2005 was responsible for $73,000 of the decrease as well.

The income tax expense was approximately 23% of pretax income year-to-date in 2006 as compared to an income tax benefit of approximately $347,000 on book income of $208,000 for the same period in 2005. Various tax credits and permanent timing differences cause the rates to be lower than statutory income tax rate.

Asset Quality

The Company currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements. Special mention loans represent credits that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Lincoln’s credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies on the loans are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Lincoln had $12.1 million and $14.7 million of loans classified as special mention as of September 30, 2006 and December 31, 2005, respectively. In addition, Lincoln had $3.5 million and $3.2 million of loans classified as substandard at September 30, 2006 and December 31, 2005, respectively. Loans classified as doubtful totaled $.5 million at September 30, 2006 and $.8 million at December 31, 2005. At September 30, 2006 there were $79,000 of loans classified as loss. No loans were classified loss at December 31, 2005. At September 30, 2006, and December 31, 2005, respectively, non-accrual loans were $2.7 million and $2.8 million. At September 30, 2006 and December 31, 2005, respectively, accruing loans delinquent 90 days or more totaled $173,000 and $759,000. At September 30, 2006 and December 31, 2005, the allowance for loan losses was $6.1 million and $5.8 million, respectively or approximately .96% and .97% of loans, including loans held for sale, respectively.

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

Pursuant to OTS capital regulations in effect at September 30, 2006, savings associations were required to maintain a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and a total risk-based capital to risk-weighted assets ratio of 8%. At September 30, 2006, Lincoln’s capital levels exceeded all applicable regulatory capital requirements in effect as of that date.

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Presented below, as of June 30, 2006 and 2005, is an analysis performed by the OTS of Lincoln’s interest rate risk as measured by changes in Lincoln’s net portfolio value (“NPV”) for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up 300 basis points and down 200 basis points.

June 30, 2006
Changes		Net Portfolio Value			NPV as % of PV of Assets
In Rates		$ Amount	$ Change	%Change	NPV Ratio	Change
(Dollars in thousands)
+300	bp	$50,036	$(39,130)	(44)%	6.10%	(419	) bp
+200	bp	63,076	(26,090)	(29)	7.55	(274	) bp
+100	bp	76,318	(12,848)	(14)	8.97	(132	) bp
0	bp	89,166			10.29
-100	bp	97,997	8,831	10	11.15	86	bp
-200	bp	102,126	12,960	15	11.49	120	bp

June 30, 2005
Changes		Net Portfolio Value			NPV as % of PV of Assets
In Rates		$ Amount	$ Change	%Change	NPV Ratio	Change
(Dollars in thousands)
+300	bp	$48,461	$(22,847)	(32)%	6.48%	(262	) bp
+200	bp	57,333	(13,976)	(20)	7.54	(156	) bp
+100	bp	65,267	(6,041)	(8)	8.45	(65	) bp
0	bp	71,308			9.10
-100	bp	72,408	1,100	2	9.14	4	bp
-200	bp	70,106	(1,202)	(2)	8.78	-32	bp

Management believes at September 30, 2006 there have been no material changes in Lincoln’s interest rate sensitive instruments which would cause a material change in the market risk exposures which affect the quantitative and qualitative risk disclosures as presented in Item 7A of the Company’s Annual Report on Form 10-K for the period ended December 31, 2005.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares Yet to Be Purchased Under the Plan
July 1-31, 2006	--	--	--	103,663
August 1-31, 2006	5,000	$17.90	5,000	98,663
September 1-30, 2006	--	--	--	98,663
Total	5,000	$17.90	5,000

(1)
The Company announced a stock repurchase program on April 23, 2003, and up to 98,663 additional shares may still be repurchased under that program. The repurchase program does not have an expiration date.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits
10.1	Special Termination Agreement, dated August 7, 2006, between Lincoln Bank and James Douglas Bennett
31(1)	Certification required by 17 C.F.R. § 240.13a-14(a)
31(2)	Certification required by 17 C.F.R. § 240.13a-14(a)
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN BANCORP

Date: November 9, 2006	By:	/s/ Jerry R. Engle
Jerry R. Engle
President and Chief Executive Officer

Date: November 9, 2006	By:	/s/ John M. Baer
John M. Baer
Secretary and Treasurer

EXHIBIT INDEX

No.	Description	Location

10.1	Special Termination Agreement, dated August 7, 2006, between Lincoln Bank and James Douglas Bennett	Incorporated by reference to Registrant’s Current Report on Form 8-K filed August 9, 2006
31.1	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31.2	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached