Form 10-K
period 2006-12-31
LINCOLN BANCORP /IN/
filed 2007-03-16
CIK 1070259

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C.  20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Fiscal Year Ended December 31, 2006

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

000-25219
Commission File Number

LINCOLN BANCORP
(Exact name of registrant as specified in its charter)

Indiana	35-2055553
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

905 Southfield Drive, Plainfield, Indiana	46168
(Address of principal executive offices)	(Zip Code)

(317) 839-6539
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☒ No ☐
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

☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘accelerated filer and large accelerated filer’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☒
The number of shares of the Registrant’s Common Stock, without par value, outstanding as of March 9, 2007, was 5,360,481 shares.

Documents Incorporated by Reference

Portions of the Annual Report to Shareholders for the year ended December 31, 2006, are incorporated into Part II. Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated into Part I and Part III.

The aggregate market value of the Registrant’s voting stock held by non-affiliates, as of June 30, 2006, was $77,284,724.

LINCOLN BANCORP
Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains statements which constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief, outlook, estimate or expectations of the Holding Company (as defined below), or its directors or officers primarily with respect to future events and the future financial performance of the Holding Company. Readers of this Form 10-K are cautioned that any such forward-looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors. The accompanying information contained in this Form 10-K identifies important factors that could cause such differences. These factors include changes in interest rates; larger than expected loan losses; loss of deposits and loan demand to other savings and financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or unanticipated results in pending legal proceedings.

PART I
ITEM 1. BUSINESS.

BUSINESS

GENERAL

Lincoln Bancorp (the“Holding Company”) is an Indiana corporation that owns all of the issued and outstanding capital stock of Lincoln Bank (“Lincoln Bank” or the “Bank” and together with the Holding Company, the “Company”). Effective November 1, 2006, the Bank converted from a federal savings bank charter to the charter of an Indiana commercial bank and the Holding Company became a bank holding company under the Bank Holding Company Act of 1956, as amended.

The Holding Company was organized in September 1998 to become a savings and loan holding company upon its acquisition of all the issued and outstanding capital stock of Lincoln Federal Savings Bank, which was renamed Lincoln Bank on September 1, 2003, in connection with the Bank’s conversion from mutual to stock form. The Holding Company became the Bank’s holding company on December 30, 1998. Lincoln Bank was originally organized in 1884 as Ladoga Federal Savings and Loan Association (“Ladoga Federal”), located in Ladoga, Indiana. In 1979, Ladoga Federal merged with Plainfield First Federal Savings and Loan Association, a federal savings and loan association located in Plainfield, Indiana which was originally organized in 1896. Following the merger, the Bank changed its name to Lincoln Federal Savings and Loan Association and, in 1984, changed its name to Lincoln Federal Savings Bank. On September 26, 2000, the Company acquired Citizens Bancorp (“Citizens”), the holding company of Citizens Savings Bank of Frankfort (“Citizens Savings”), a federally chartered savings bank. Citizens was merged into the Company and Citizens Savings was merged into the Bank. Citizens Loan and Service Corporation (“CLSC”), an Indiana corporation and wholly-owned subsidiary of Citizens Savings, continues as a subsidiary of the Bank. On August 2, 2004, the Holding Company completed the acquisition of First Shares Bancorp, Inc. (“First Shares”) and its wholly-owned subsidiary First Bank, an Indiana commercial bank (“First Bank”). First Shares was merged into the Holding Company and First Bank was merged into Lincoln Bank.

All of the Holding Company’s revenues are derived from customers located in, and all of its assets are located in, the United States. At December 31, 2006, Lincoln Bank conducted its business from 17 full service offices located in Hendricks, Montgomery, Clinton, Johnson, Brown and Morgan Counties, Indiana, one loan production office in Hamilton County, Indiana and one loan production office in Johnson County, Indiana, with its main office located in Plainfield in Hendricks County.

Lincoln Bank provides full banking services in a single significant business segment. The Bank’s principal business consists of attracting deposits from the general public and originating various types of consumer and commercial loans in the communities that we serve. Lincoln Bank’s deposit accounts are insured up to applicable limits required by the Deposit Insurance Fund of the FDIC. Lincoln Bank offers a number of financial services, including: (i) one- to four-family residential real estate loans; (ii) commercial real estate loans; (iii) real estate construction loans; (iv) land loans; (v) multi-family residential loans; (vi) consumer loans, including home equity loans, recreational vehicles and automobile loans; (vii) commercial loans; (viii) money market demand accounts (“MMDAs”); (ix) savings accounts; (x) checking accounts; (xi) NOW accounts; (xii) certificates of deposit; and (xiii) financial planning.

LENDING ACTIVITIES

During 2006 the Bank expanded its efforts to generate commercial and commercial real estate loans.  We reshaped our commercial lending group, adjusting staffing where necessary and adding several experienced lenders from outside the organization.  These changes were responsible for much of the increased commercial growth we experienced in the third and fourth quarter of 2006.   Competition for the level of creditworthy borrowers that we target remains high in the markets that we serve. Our growth has been, and will continue to be, constrained by our underwriting standards. Our long-term intentions are to increase loan growth and to increase the percentage mix of commercial and consumer loans retained in our loan portfolio while decreasing the percentage of one- to four-family real estate mortgage loans.

The Bank traditionally sells a large portion of the one- to four-family mortgages it originates. In late 2005 and early 2006 the Bank elected to retain originated mortgages for a period of several months. During this time period our commercial loan growth was behind plan and this allowed us to invest excess cash on hand. As commercial demand increased, this policy was curtailed and generally all mortgage production was sold for the remainder of the year.

During 2006 the Bank maintained its consumer loan portfolio, generally replacing runoff including certain high quality consumer loans collateralized by recreational vehicles and boats. The majority of these loans were originated through our indirect loan channel and our recreational and boat dealer network. These loans are subjected to in-house underwriting standards that include high minimum credit ratings, strict debt to income ratios and specific emphasis on job and residence stability.

One- to four-family loans represented 31.22% of the total loan portfolio as of December 31, 2006. Other consumer loans were 13.31% of total loans at December 31, 2006 with nearly 83% of that total represented by indirect installment loans. Commercial real estate loans increased from $166.3 million at December 31, 2005 to $203.2 million at December 31, 2006 as efforts to expand our growth in this area were successful. Commercial loans declined slightly from $52.6 million to $47.2 million. Competition remains high in our market for the best credits and our potential growth remains constrained by our underwriting standards. Our intent is to expand both the commercial real estate and commercial portfolios in 2007 through increased emphasis and increases in sales staff. Our intent is to hold our consumer portfolio constant and to allow our one- to four-family portfolio to decline as the majority of our production will be sold into the secondary market.

Loan Portfolio Data. The following table sets forth the composition of Lincoln Bank’s loan portfolio (including loans held for sale) by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan fees and loans in process. Reclassifications of certain amounts in the table presented have been made to conform to the 2006 presentation.

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
TYPE OF LOAN
Real estate mortgage loans:
One-to-four-family residential	$198,990	31.22%	$191,540	31.66%	$187,040	32.04%	$215,754	47.27%	$168,054	44.59%
Multi-family	6,392	1.00	5,220	0.86	5,797	0.99	5,301	1.16	5,553	1.47
Commercial real estate	203,216	31.88	166,348	27.50	164,975	28.26	96,079	21.05	80,753	21.43
Construction	30,226	4.74	35,507	5.87	42,592	7.30	50,580	11.08	50,147	13.30
Land	11,668	1.83	13,017	2.15	14,547	2.49	6,518	1.43	6,103	1.62
Commercial	47,248	7.41	52,566	8.69	60,630	10.39	37,081	8.12	22,382	5.94
Consumer loans:
Home equity and second mortgages	54,905	8.61	58,273	9.63	59,835	10.25	38,747	8.49	35,234	9.35
Other	84,744	13.31	82,472	13.64	48,367	8.28	6,374	1.40	8,655	2.30
Gross loans receivable	$637,389	100.00%	$604,943	100.00%	$583,783	100.00%	$456,434	100.00%	$376,881	100.00%

TYPE OF SECURITY
One-to-four-family residential real estate	$266,036	41.74%	$264,987	43.81%	$274,647	47.05%	$284,194	62.26%	$228,429	60.61%
Multi-family real estate	6,392	1.00	5,220	0.86	5,797	0.99	5,301	1.16	5,553	1.47
Commercial real estate	221,013	33.77	186,680	30.86	179,794	30.80	116,967	25.63	105,758	28.06
Land	11,668	2.74	13,017	2.15	14,547	2.49	6,518	1.43	6,103	1.62
Deposits	--	--	929	0.15	1,044	0.18	499	0.11	415	0.11
Auto	20,644	3.24	21,850	3.61	15,313	2.62	4,666	1.02	6,997	1.86
Other security	110,265	17.30	111,142	18.38	91,467	15.67	37,987	8.32	23,247	6.17
Unsecured	1,371.21		1,118	0.18	1,174	0.20	302	0.07	379	0.10
Gross loans receivable	$637,389	100.00	$604,943	100.00%	$583,783	100.00%	$456,434	100.00%	$376,881	100.00%
Deduct:
Allowance for loan losses	6,129	0.96%	5,843	0.97	5,701	0.98	3,532	0.77	2,932	0.78
Deferred loan costs	(3,111)	(0.49)	(2,865)	(0.47)	(1,543)	(0.26)	(213)	(0.05)	(63)	(0.02)
Loans in process	5,088.80		7,419	1.23	12,442	2.13	15,088	3.31	17,744	4.71
Net loans receivable	$629,283	98.73%	$594,546	98.27%	$567,183	97.15%	$438,027	95.97%	$356,268	94.53%
Mortgage Loans:
Adjustable-rate	$237,609	46.96%	$255,017	54.27%	$270,271	56.80%	$132,024	31.93%	$120,360	34.76%
Fixed-rate	267,500	53.04	214,887	45.73	205,558	43.20	281,455	68.07	225,898	65.24
Total	$505,109	100.00%	$469,904	100.00%	$475,829	100.00%	$413,479	100.00%	$346,258	100.00%

The following table sets forth certain information at December 31, 2006, regarding the dollar amount of loans maturing in Lincoln Bank’s loan portfolio based on the contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

		Due During Years Ended December 31,
	Balance Outstanding at December 31, 2006	2007	2008	2009	2010 to 2011	2012 to 2016	2017 to 2021	2022 and following
	(In thousands)
Real estate mortgage loans:
One-to-four-family residential loans	$198,990	$203	$416	$432	$1,096	$15,773	$51,789	$129,281
Multi-family loans	6,392	2,522	215	489	1,657	-	1,509	-
Commercial real estate loans	203,216	54,215	15,452	10,822	20,453	44,046	26,484	31,744
Construction loans	30,226	22,119	437	-	377	3,706	169	3,418
Land loan	11,668	4,013	1,908	4,495	207	370	611	64
Commercial loans	47,248	13,938	1,844	5,522	15,633	7,478	2,626	207
Consumer loans:
Installment loans	84,401	2,842	1,621	3,306	17,461	17,740	36,778	4,653
Loans secured by deposits	343	221	79	24	19	-	-	-
Home equity loans and second mortgages	54,905	1,321	473	1,047	4,849	40,974	5,788	453
Total consumer loans	139,649	4,384	2,173	4,377	22,329	58,714	42,566	5,106
Total	$637,389	$101,394	$22,445	$26,137	$61,752	$130,087	$125,754	$169,820

The following table sets forth, as of December 31, 2006, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.

	Due After December 31, 2007
	Fixed Rates	Variable Rates	Total
	(In thousands)
Real estate mortgage loans:
One-to-four-family residential loans	$137,648	$61,139	$198,787
Multi-family loans	1,869	2,001	3,870
Commercial real estate loans	49,807	99,194	149,001
Construction loans	1,819	6,288	8,107
Land loan	7,129	526	7,655
Commercial loans	19,015	14,295	33,310
Consumer loans:
Installment loans	80,088	1,471	81,559
Loans secured by deposits	122	-	122
Home equity loans and second mortgages	19,729	33,855	53,584
Total consumer loans	99,939	35,326	135,265
Total	$317,226	$218,769	$535,995

One- to Four-Family Residential Loans. Lincoln Bank’s lending activities include the origination of one- to four-family residential mortgage loans secured by property located in its primary market area. Lincoln Bank generally does not originate one- to four-family residential mortgage loans if the ratio of the loan amount to the lesser of the current cost or appraised value of the property (the “Loan-to-Value Ratio”) exceeds 95%. Lincoln Bank generally requires private mortgage insurance on loans with a Loan-to-Value Ratio in excess of 80%. The cost of such insurance is factored into the annual percentage rate on such loans.

Lincoln Bank’s underwriting criteria for one- to four-family residential loans include the value of the underlying collateral, income, debt-to-income ratio, stability of earnings and past credit history of a potential borrower. These underwriting criteria are based upon FNMA/FHLMC lending guidelines. The Bank offers fixed-rate loans which provide for the payment of principal and interest over a period of up to 40 years.

Lincoln Bank also offers adjustable-rate mortgage (“ARM”) loans pegged to the one-, three-, five- and seven-year U.S. Treasury/LIBOR securities yield adjusted to a constant maturity. Lincoln Bank may offer discounted initial interest rates on ARM loans, but requires that the borrower qualify for the loan at the fully-indexed rate (the index rate plus the margin). A substantial portion of the ARM loans in the Bank’s portfolio at December 31, 2006 provide for maximum rate adjustments per year and over the life of the loan of 2% and 6%, respectively. Lincoln Bank’s residential ARM loans are generally amortized over terms up to 30 years.

Lincoln Bank has previously originated certain fixed-rate one- to four-family residential loans with the intent of pooling these loans into FHLMC mortgage-backed securities. Lincoln Bank did not securitize any residential loans during 2006 or 2005 and securitized $25.8 million of residential loans during 2004. At December 31, 2006, Lincoln Bank continued to hold in its investment portfolio approximately $9.9 million (amortized cost) of these securities that are backed by fixed-rate mortgage loans that it originated.

Lincoln Bank determines when it originates a one- to four-family residential loan whether it intends to hold the loan until maturity or sell it in the secondary market. Depending on the asset liability position of the Bank, its current loan demand and management’s assessment of interest rate trends the Bank determines whether to sell any or all of the loans that it originates that are written to FNMA/FHLMC standards. Management monitors closely the amount of longer term fixed rate loans included in the portfolio and adjusts its hold policy as conditions warrant. Lincoln Bank retained the servicing rights on nearly all the loans that it sold prior to the acquisition of First Bank in August 2004. Currently, the majority of loans sold are sold with servicing released. Customers are given an option to have local servicing, but at a slightly higher note rate.

ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower can also increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2006, approximately 31% of Lincoln Bank’s one- to four-family residential loans had adjustable rates of interest.

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

At December 31, 2006, approximately $199.0 million, or 31.22% of Lincoln Bank’s portfolio of loans, consisted of one- to four-family residential loans. Approximately $677,000, or .34% of total residential loans, were included in non-performing assets as of that date.

Commercial Real Estate and Multi-Family Loans. Lincoln Bank’s commercial real estate loans are secured by churches, warehouses, office buildings, hotels and other commercial properties. Lincoln Bank generally issues commercial real estate loans as either five-year balloon loans amortized over a 15- or 20-year period, with a fixed interest rate indexed primarily to a spread utilizing the five-year Treasury rate, or as three- or five-year variable rate loans with a final maturity of fifteen to twenty years. At December 31, 2006, Lincoln Bank had $58.5 million in outstanding balloon loans secured by commercial and multi-family real estate. Lincoln Bank generally requires a Loan-to-Value Ratio of at least 80% on commercial real estate loans, although it may make loans with a higher Loan-to-Value Ratio on loans secured by owner-occupied commercial real estate or by multi-family residential properties. Commercial real estate loans generally are larger than one- to four-family residential loans and involve a greater degree of risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of the loans makes them more difficult for management to monitor and evaluate. In addition, balloon loans may involve a greater degree of risk to the extent the borrower is unable to obtain financing or cannot repay the loan when the loan matures and the balloon payment is due.

At December 31, 2006, Lincoln Bank’s largest commercial real estate borrower had a single loan outstanding in the amount of $10.6 million which was secured by a hotel property in Lafayette, Indiana. At December 31, 2006, approximately $203.2 million, or 31.88% of Lincoln Bank’s total loan portfolio, consisted of commercial real estate loans. On the same date, there were $1.3 million in commercial real estate loans included in non-performing assets.

At December 31, 2006, approximately $6.4 million, or 1.00% of Lincoln Bank’s total loan portfolio, consisted of mortgage loans secured by multi-family dwellings (those consisting of more than four units). Lincoln Bank writes multi-family loans on terms and conditions similar to its commercial real estate loans. The largest multi-family loan as of December 31, 2006, was $2.2 million and was secured by an apartment complex in Greenwood, Indiana. On the same date, there were no multi-family loans included in non-performing assets.

Multi-family loans, like commercial real estate loans, involve greater risk than do one- to four-family residential loans.

Construction Loans. Lincoln Bank offers construction loans to developers for the acquisition and development of residential and nonresidential real estate and to builders of one- to four-family residential properties. A significant portion of these loans are made on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer). At December 31, 2006, approximately $30.2 million, or 4.74% of Lincoln Bank’s total loan portfolio, consisted of construction loans. Of these loans, approximately $6.1 million were for the acquisition and development of residential housing developments, $12.1 million financed the construction of one- to four-family residential properties and $12.0 million financed the construction of commercial real estate. As of December 31, 2006, Lincoln Bank’s largest construction loan relationship had a balance of $2.9 million and was secured by a retail center in Greenwood, Indiana. Also on that date, no construction loans were included in non-performing assets.

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

Construction loans provide a comparable, and in some cases higher, yield than a conventional mortgage loan, however, they also involve a higher degree of risk. For example, if a project is not completed and the borrower defaults, Lincoln Bank may have to hire another contractor to complete the project at a higher cost. Also, a project may be completed, however, it may not be salable, which might cause the borrower to default on the loan and require Lincoln Bank to take title to the project.

Land Loans. At December 31, 2006, approximately $11.7 million, or 1.83% of Lincoln Bank’s total loan portfolio, consisted of mortgage loans secured by undeveloped real estate. For commercial developer loans, Lincoln Bank requires a maximum Loan-to-Value Ratio of 65% of the appraised value of the land or 90% of the cost of the undeveloped land for pre-development land acquisition loans. Lincoln Bank writes these loans for a maximum term of 12 months. For the consumer residential lot loan program, loans for single family residential platted subdivision lots may be made up to 100% loan to value to the lesser of purchase price or appraisal amount. Lincoln Bank writes these loans for a maximum term of a three years with a balloon payment and a fifteen year amortization. At December 31, 2006, the Bank’s largest land loan relationship totaled $273,000. No land loans were included in non-performing assets at December 31, 2006.

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

Consumer Loans. Lincoln Bank’s consumer loans consist of variable- and fixed-rate home equity loans; lines of credit; automobile, recreational vehicle, boat and motorcycle loans; and loans secured by deposits. Consumer loans remained virtually unchanged between 2005 and 2006. Home equity loans decreased slightly and other consumer loans increased slightly. As noted above Lincoln substantially increased its indirect loan portfolio during 2005. The majority of the growth was in loans secured by recreational vehicles and boats. Given the nature of this collateral some of the loans were for terms up to 15 years. At December 31, 2006, Lincoln Bank’s consumer loans including indirect loans aggregated approximately $139.6 million, or 21.92% of Lincoln Bank’s total loan portfolio. Included in consumer loans at December 31, 2006 were $33.9 million of variable-rate home equity lines of credit. These variable-rate loans improve Lincoln Bank’s exposure to interest rate risk.

Lincoln Bank’s home equity lines of credit and fixed-term loans are generally written for up to 100% of the appraised value of the property (less any first mortgage amount). Lincoln Bank’s home equity and second mortgage loans were $54.9 million, or 8.61% of total loans at December 31, 2006. Lincoln Bank generally will write automobile loans for up to the lesser of 100% of the Manufacturers Suggested Retail Price less any rebates plus sales tax or up to 125% of Dealer Invoice. New car loans are written for terms of up to 72 months and used car loans are written for terms up to 72 months, depending on the age of the car and up to 125% of the National Automobile Dealers Association guide (“NADA”) trade in value, not to exceed NADA retail value.

Loans for new recreational vehicles and boats are written for no more than 125% of the Dealer Invoice, for a maximum term of 180 months. New motorcycle loans are written for no more than 100% of the list price with a term not to exceed 72 months. All of Lincoln Bank’s consumer loans have a fixed rate of interest except for home equity lines of credit, which are offered at a variable rate. At December 31, 2006, consumer loans in the amount of $250,000, .18% of total consumer loans, were included in non-performing assets.

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

Commercial Loans. Lincoln Bank offers commercial loans, which consist primarily of loans to businesses that are secured by assets other than real estate. As of December 31, 2006, commercial loans amounted to $47.2 million or 7.41% of Lincoln Bank’s total loan portfolio. Commercial loans generally bear greater risk than real estate loans, depending on the ability of the underlying enterprise to repay the loan. Although commercial loans have not historically comprised a large portion of Lincoln Bank’s loan portfolio, Lincoln Bank has increased the amount of loans it has made to small businesses in order to increase its rate of return and diversify its portfolio. As of December 31, 2006, $203,000 of Lincoln Bank’s commercial loans were included in non-performing assets.

Origination, Purchase and Sale of Loans. Historically, Lincoln Bank has confined its loan origination activities primarily to Hendricks, Hamilton, Montgomery, Clinton, Johnson, Brown, Marion and Morgan Counties. Lincoln Bank may from time to time make mortgage loans secured by property located outside of Indiana. Lincoln Bank’s loan originations are generated from referrals from existing customers, real estate brokers, newspaper and periodical advertising.

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

Lincoln Bank occasionally purchases participation interests in loans originated by other financial institutions in order to diversify its portfolio, supplement local loan demand and to obtain more favorable yields. The participations that Lincoln Bank purchases normally represent a portion of residential or commercial real estate loans originated by other Indiana financial institutions, most of which are secured by property located in Indiana. As of December 31, 2006, Lincoln Bank had $15.0 million of commercial loan participations in its asset portfolio.

The Bank occasionally sells participation interests in loans it originates in order to limit the risk on a specific credit or industry type or to remain within its legal lending limit to a single borrower. As of December 31, 2006, Lincoln Bank had $2.3 million of commercial loan participations sold.

The following table shows loan origination and repayment activity for Lincoln Bank during the periods indicated:

	Year Ended December 31
	2006	2005	2004
	(In thousands)

Gross loans receivable at beginning of period	$604,943	$583,783	$456,434
Loans Originated:
Real estate mortgage loans:
One-to-four-family loans (1)	83,612	83,401	83,305
Multi-family loans	2,210	--	120
Commercial real estate loans	122,854	69,650	48,174
Construction loans	17,766	33,668	32,984
Land loan	7,496	13,731	9,986
Commercial loans	77,002	67,399	17,383
Consumer loans	28,037	52,298	27,581
Total originations	338,977	320,147	219,533
Purchases (sales) of participation loans, net	(36,460)	(61,779)	(68,264)
Loans from First Bank merger	--	--	154,927
Reductions:
Repayments and other deductions	268,952	236,425	177,096
Transfers from loans to real estate owned	1,120	783	1,751
Total reductions	270,072	237,208	178,847
Total gross loans receivable at end of period	$637,388	$604,943	$583,783

(1)	Includes certain home equity loans.

Lincoln Bank’s total loan originations during the year ended December 31, 2006 totaled $339.0 million, compared to $320.1 million during the year ended December 31, 2005, and $219.5 million during the year ended December 31, 2004.

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

Non-performing Assets. At December 31, 2006, $2.8 million, or .31%, of Lincoln Bank’s total assets, were non-performing (including loans past due 90 days or more and non-accruing loans) compared to $3.8 million, or .45%, of its total assets at December 31, 2005. At December 31, 2006, residential loans accounted for $678,000 of Lincoln Bank’s non-performing assets, commercial real estate accounted for $1,328,000 of its non-performing assets, commercial loans accounted for $20,000 of its non-performing assets, and consumer loans accounted for $432,000 of non-performing assets. Lincoln Bank had real estate owned (“REO”) properties in the amount of $305,000 as of December 31, 2006.

The table below sets forth the amounts and categories of Lincoln Bank’s non-performing assets (non-performing loans, foreclosed real estate and troubled debt restructurings) for the last five years. It is Lincoln Bank’s policy that earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days. Lincoln Bank deems any delinquent loan that is 90 days or more past due to be a non-performing asset. Additionally, loans less than 90 days past due may be non-performing if they are not accruing interest.

	At December 31
	2006	2005	2004	2003	2002
	(In thousands)
Non-performing assets:
Non-performing loans	$2,458	$3,541	$5,084	$1,903	$2,043
Troubled debt restructurings	--	--	--	--	--
Total non-performing loans	2,458	3,541	5,084	1,903	2,043
Foreclosed real estate	305	247	1,804	825	213
Total non-performing assets	$2,763	$3,788	$6,888	$2,728	$2,256
Non-performing loans to total loans	.38%	.59%	.87%	.43%	.57%
Non-performing assets to total assets	.31%	.45%	.85%	.46%	.43%

Interest income of $101,000 for the year ended December 31, 2006, was recognized on the non-performing loans summarized above. Interest income of $210,000 for the year ended December 31, 2006, would have been recognized under the original loan terms of these loans.

At December 31, 2006, Lincoln Bank held loans delinquent from 30 to 89 days totaling $3.7 million. As of that date, Lincoln Bank was not aware of any other loans in which borrowers were experiencing financial difficulties and was not aware of any assets that would need to be disclosed as non-performing assets.

Delinquent Loans. The following table sets forth certain information at December 31, 2006, 2005 and 2004, relating to delinquencies in Lincoln Bank’s portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.

	At December 31, 2006				At December 31, 2005				At December 31, 2004
	30-89 Days		90 Days or More		30-89 Days		90 Days or More		30-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Residential mortgage loans	30	$1,629	12	$677	48	$1,890	19	$1,420	76	$3,422	19	$1,282
Commercial real estate loans	9	734	6	1,235	1	183	6	842	3	1,064	1	2,295
Multi-family mortgage loans	-	-	-	-	-	-	-	-	-	-	-	-
Construction loans	1	800	-	-	-	-	-	-	1	249	-	-
Land loans	-	-	-	-	4	243	1	20	5	419	-	-
Commercial loans	3	179	-	-	7	1,235	8	860	11	835	7	516
Consumer loans	33	402	28	356	55	939	37	389	58	625	20	238
Total	76	$3,744	46	$2,268	115	$4,490	71	$3,531	154	$6,614	47	$4,331
Delinquent loans to total loans				0.96%				1.35%				1.93%

Classified Assets. Federal regulations and Lincoln Bank’s Asset Classification Policy provide for the classification of loans and other assets such as debt and equity securities considered to be of lesser quality as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

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

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The allowance for loan losses is determined in conjunction with Lincoln Bank’s review and evaluation of current economic conditions (including those of its lending area), changes in the character and size of its loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management’s opinion, Lincoln Bank’s allowance for loan losses is adequate to absorb probable losses inherent in the loan portfolio at December 31, 2006. However, there can be no assurance that regulators, when reviewing the Bank’s loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect its loan portfolio. For more discussion on the allowance for loan losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Annual Report to Shareholders for the year ended December 31, 2006.

Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the past five fiscal years ended December 31, 2006.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Balance at beginning of period	$5,843	$5,701	$3,532	$2,932	$2,648
Acquisition of First Bank		--	1,757	--	--
Charge-offs:
One- to four-family residential mortgage loans	(104)	(75)	(5)	(22)	--
Commercial real estate mortgage loans	(44)	(311)	--	--	--
Commercial loans	(148)	(1,922)	(25)	(20)	--
Consumer loans	(388)	(287)	(251)	(202)	(77)
Total charge-offs	(684)	(2,595)	(281)	(244)	(77)
Recoveries:
One- to four-family residential mortgage loans	--	--	1	22	22
Commercial real estate mortgage loans	3	3	3	3	3
Commercial loans	25	17	--	--	--
Consumer loans	58	75	34	66	34
Total recoveries	86	95	38	91	59
Net charge-offs	(598)	(2,500)	(243)	(153)	(18)
Provision for losses on loans	884	2,642	655	753	302
Balance end of period	$6,129	$5,843	$5,701	$3,532	$2,932
Allowance for loan losses as a percent of total loans outstanding	.96%	.97%	.98%	.80%	.82%
Ratio of net charge-offs to average loans outstanding	.10%	.42%	.05%	.04%	-%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of Lincoln Bank’s allowance for loan losses at the dates indicated.

	At December 31,
	2006		2005		2004		2003		2002
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in Thousands)
Balance at end of period applicable to:
Real estate mortgage loans:
One- to four-family residential mortgage loans	$1,278	31.22%	$835	31.66%	$568	32.04%	$717	47.27%	$624	44.59%
Multi-family	35	1.00	32.86		58	0.99	53	1.16	58	1.47
Commercial	1,841	31.88	1,683	23.48	2,024	24.72	999	21.05	838	21.43
Construction loans	238	4.74	359	6.47	484	9.02	526	11.08	338	13.30
Land loans	92	1.83	127	2.29	210	2.57	89	1.43	63	1.62
Commercial loans	1,342	7.41	934	11.97	991	12.13	385	8.12	235	5.94
Consumer loans	1,303	21.92	1,836	23.27	1,365	18.53	619	9.89	771	11.65
Unallocated	-	-	37	-	1	-	144	-	5	-
Total	$6,129	100.00%	$5,843	100.00%	$5,701	100.00%	$3,532	100.00%	$2,932	100.00%

INVESTMENTS

Investments. The Company has adopted an investment policy that authorizes investments in U.S. Treasury securities, securities guaranteed by the Government National Mortgage Association (“GNMA”), securities issued by agencies of the U.S. Government, mortgage-backed securities issued by the FHLMC or the Federal National Mortgage Association (“FNMA”) and in highly-rated mortgage-backed securities, collateralized mortgage obligations and investment-grade corporate debt securities. This policy permits the Company’s management to react quickly to market conditions. At December 31, 2006 all of the securities in its portfolio are considered available-for-sale. At December 31, 2006, the Company’s investment portfolio consisted of investments in mortgage-backed securities, corporate securities, federal agency securities, municipal securities, FHLB stock and an investment in Bloomington Housing Associates, L.P. See “-Investment in Multi-Family, Low- and Moderate-Income Housing Project.” At December 31, 2006, approximately $151.2 million, or 17.1%, of the Company’s total assets consisted of such investments. The Company also had $13.9 million in interest-earning deposits with other financial institutions as of that date. As of that date, the Company also had pledged as collateral investment securities with a carrying value of $30.6 million.

Investment Securities. The following table sets forth the amortized cost and the market value of the Company’s investment portfolio at the dates indicated.

	At December 31,
	2006		2005		2004
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Investment securities available for sale:
Federal agencies	$53,553	$52,968	$45,019	$44,617	$43,102	$42,821
Mortgage-backed securities	64,663	64,301	70,510	70,374	45,092	45,894
Corporate debt obligations	13,432	13,193	14,442	14,091	19,099	18,704
Marketable equity securities	222	249	222	240	357	481
Municipal securities	20,622	20,526	22,650	22,243	10,963	11,017
Total investment securities available for sale	152,492	151,237	152,843	151,565	118,613	118,917
Investment securities held to maturity:
Municipals	--	--	--	--	1,695	1,695
Total investment securities	152,492	151,237	152,843	151,565	120,308	120,612
Investment in limited partnerships	1,252	(1)	1,161	(1)	1,025	(1)
Investment in insurance company	--	--	650	(1)	650	(1)
FHLB stock (2)	8,808	8,808	10,648	10,648	10,427	10,427
Total investments	$162,552		$165,302		$132,410

(1)	Market values are not available.
(2)	Market value is based on the price at which the stock may be resold to the FHLB of Indianapolis.

The following table sets forth the amount of investment securities (excluding mortgage-backed securities and marketable equity securities) which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2006.

	Amount at December 31, 2006 which matures in
	Less Than One Year		One Year to Five Years		Five to Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)

Federal agency securities − available for sale	$5,000	4.41%	11,256	4.81%	$27,272	5.25%	$10,025	6.53%
Corporate securities − available for sale	--	--	--	--	--	--	13,432	6.15
Municipals - available for sale	75	5.64	829	4.98	8,387	5.31	11,331	5.57

At December 31, 2006, the Company had no corporate investments which exceeded 10% of its equity capital.

Mortgage-backed Securities. The following table sets forth the composition of the Company’s mortgage-backed securities portfolio at December 31, 2006 and 2005.

	December 31, 2006			December 31, 2005
	Amortized Cost	Percent of Total	Market Value	Amortized Cost	Percent of Total	Market Value
	(Dollars in thousands)

Federal National Mortgage Association	$10,255	15.9%	$10,221	$7,132	10.1%	$7,082
Federal Home Loan Mortgage Corporation	15,961	24.7	15,821	17,861	25.3	17,859
Government National Mortgage Association	512.8		525	662	0.9	690
Collateralized Mortgage Obligations	37,935	58.6	37,734	44,855	63.7	44,743
Total Mortgage-Backed Securities	$64,663	100.0%	$64,301	$70,510	100.0%	$70,374

At December 31, 2006, mortgage-backed securities having an amortized cost of $2.3 million mature in one to five years and have a weighted average yield of 4.60%. Mortgage backed securities having an amortized cost of $2.9 million mature in five to ten years and have a weighted average yield of 5.08%, and mortgage backed securities having an amortized cost of $59.4 million mature after ten years and have a weighted average yield of 5.38%.

The following table sets forth the changes in the Company’s mortgage-backed securities portfolio for the years ended December 31, 2006, 2005 and 2004.

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Beginning balance	$70,374	$45,894	$22,339
Securitization of loans	-	-	25,663
Purchases	22,302	64,042	9,137
Monthly repayments	(17,240)	(11,645)	(11,378)
Proceeds from sales	(10,955)	(26,996)	-
Net accretion (amortization)	81	(8)	(91)
Gains (losses) on sales	(36)	25	-
Change in unrealized gain on securities available for sale	(225)	(938)	224
Ending balance	$64,301	$70,374	$45,894

INVESTMENTS IN MULTI-FAMILY, LOW AND MODERATE INCOME HOUSING PROJECTS

Lincoln Bank holds an investment in a multi-family, low- and moderate-income housing project through its wholly-owned subsidiary, LF Service Corporation (“LF”). LF has invested in Bloomington Housing Associates, L.P. (“BHA”), which is an Indiana limited partnership that was organized to construct, own and operate a 130-unit apartment complex in Bloomington, Indiana (the “BHA Project”). The BHA Project has been completed and the project has performed as planned. LF has invested approximately $4.9 million in BHA since the inception of the BHA Project in August 1992.

A low- and moderate-income housing project qualifies for certain federal income tax credits if (i) it is a residential rental property, (ii) the units are used on a nontransient basis, and (iii) 20% or more of the units in the project are occupied by tenants whose incomes are 50% or less of the area median gross income, adjusted for family size, or alternatively, at least 40% of the units in the project are occupied by tenants whose incomes are 60% or less of the area median gross income. Qualified low income housing projects generally must comply with these and other rules for fifteen years, beginning with the first year the project qualified for the tax credit, or some or all of the tax credit together with interest may be recaptured. The tax credit is subject to the limitations on the use of general business credit, but no basis reduction is required for any portion of the tax credit claimed. As of December 31, 2006, 90.8% of the units in the BHA Project were occupied and the project complied with the low income occupancy requirements described above.

LF had low income housing tax credit carry forwards of $150,000 as of December 31, 2005 from the prior operations of the BHA Project. Approximately $138,000 in tax credits were used in 2006, leaving approximately $12,000 available for future periods. LF has accounted for Lincoln Bank’s investment in BHA, using the equity method. Accordingly, LF has recorded its share of BHA’s income and losses as adjustments to its investment in BHA. At December 31, 2006, LF’s investment in BHA was $1,252,000.

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

Deposits. The Company attracts consumer and commercial deposits principally from within Hendricks, Montgomery, Clinton, Johnson, Brown, Marion and Morgan Counties through the offering of a broad selection of deposit instruments, including noninterest bearing checking, passbook accounts, NOW accounts, variable rate money market accounts, fixed-term certificates of deposit, individual retirement accounts and savings accounts. The Company does not actively solicit or advertise for deposits outside of Hendricks, Montgomery, Clinton, Johnson, Brown and Morgan Counties, and substantially all of the Company’s depositors are residents of those counties. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. The Company may sometimes accept brokered deposits and bids for public deposits and it held $42.8 million and $3.9 million of such funds, or 6.53% and .59% of its total deposits, at December 31, 2006. The Company regularly runs specials on certificates of deposit with specific maturities.

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

Approximately 52.9% of the Company’s deposits consist of certificates of deposit, which generally have higher interest rates than other deposit products that it offers. Certificates of deposit have increased 12.3% during the year ended December 31, 2006. Money market savings accounts represent 21.77% of the Company’s deposits and have grown 6.2% during the year ended December 31, 2006. Savings accounts represent 10.41% of deposits and have grown 29.7% since December 31, 2005. Non-interest bearing demand accounts declined $2.7 million, or 5.0%, during the year ended December 31, 2006. The Company offers special rates on certificates of deposit with maturities that fit its asset and liability strategies.

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

An analysis of the Company’s deposit accounts by type and maturity at December 31, 2006, is as follows:

Type of Account	Minimum Opening Balance	Balance at December 31, 2006	% of Deposits	Weighted Average Rate
	(Dollars in thousands)
Withdrawable:
Savings accounts	$25	$68,273	10.41%	2.61%
Money market	1,000	142,717	21.77	4.50
Interest-bearing demand accounts	200	46,482	7.09	1.02
Non-interest bearing demand accounts	50	51,062	7.79	--
Total withdrawable		308,534	47.06	2.81

Certificates (original terms):
3 months or less	1,000	635	0.10	3.77
6 months	1,000	46,164	7.04	5.10
12 months	1,000	37,726	5.75	4.58
18 months	1,000	97,453	14.86	5.06
24 months	1,000	49,186	7.50	4.68
30 months	1,000	24,525	3.74	4.39
36 months	1,000	15,791	2.41	3.75
48 months	1,000	3,702	0.56	3.77
60 months	1,000	25,230	3.85	4.40

Public fund and brokered certificates		46,718	7.13	5.31
Total certificates		347,130	52.94	4.82
Total deposits		$655,664	100.00%	3.88%

The following table sets forth by various interest rate categories the composition of the Company’s time deposits at the dates indicated:

	At December 31,
	2006	2005	2004
	(In thousands)

Less than 2.00%	$146	$3,130	$41,288
2.00 to 2.99%	4,504	54,872	140,006
3.00 to 3.99%	41,201	127,551	46,733
4.00 to 4.99%	117,056	113,029	18,269
5.00 to 5.99%	183,842	9,691	10,288
6.00 to 6.99%	381	923	2,249
7.00 to 7.99%	--	5	345
Total	$347,130	$309,201	$259,178

The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 2006. Matured certificates, which have not been renewed as of December 31, 2006, have been allocated based upon certain rollover assumptions.

	Amounts at December 31, 2006, Maturing In
	One Year or Less	Two Years	Three Years	Greater Than Three Years
	(In thousands)

Less than 2.00%	$146	$--	$--	$--
2.00 to 2.99%	3,912	557	35	--
3.00 to 3.99%	28,049	9,963	3,019	170
4.00 to 4.99%	83,701	19,332	5,787	8,236
5.00 to 5.99%	148,802	33,555	400	1,085
6.00 to 6.99%	262	--	--	119
Total	$264,872	$63,407	$9,241	$9,610

The following table indicates the amount of the Company’s other certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2006.

At December 31, 2006
Maturity Period	(In thousands)

Three months or less	$66,580
Greater than three months through six months	17,099
Greater than six months through twelve months	23,780
Over twelve months	22,320
Total	$129,779

	DEPOSIT ACTIVITY
	Balance at December 31, 2006	% of Deposits	Increase (Decrease) from 2005	Balance at December 31, 2005	% of Deposits	Increase (Decrease) from 2004	Balance at December 31, 2004	% of Deposits
	(Dollars in thousands)
Withdrawable:
Savings accounts	$68,273	10.41%	$15,626	$52,647	8.77%	$8,826	$43,821	8.49%
Money market accounts	142,717	21.77	8,301	134,416	22.38	5,024	129,392	25.06
Interest-bearing demand accounts	46,482	7.09	(4,096)	50,578	8.42	3,596	46,982	9.10
Noninterest-bearing demand accounts	51,062	7.79	(2,668)	53,730	8.95	16,774	36,956	7.15
Total withdrawable	308,534	47.06	17,163	291,371	48.52	34,220	257,151	49.80
Certificates (original terms):
91 Days	635	0.10	(1,295)	1,930	0.32	(6,388)	8,318	1.61
6 months	46,164	7.04	27,141	19,023	3.17	11,566	7,457	1.44
12 months	37,726	5.75	(23,045)	60,771	10.12	34,412	26,359	5.11
18 months	97,453	14.86	72,583	24,870	4.14	(1,103)	25,973	5.03
24 months	49,186	7.50	(17,608)	66,794	11.12	4,931	61,863	11.98
30 months	24,525	3.74	112	24,413	4.06	6,119	18,294	3.54
36 months	15,791	2.41	(4,827)	20,618	3.43	(6,586)	27,204	5.27
48 months	3,702	0.56	(3,072)	6,774	1.13	(1,831)	8,605	1.67
60 months	25,230	3.85	(6,622)	31,852	5.30	3,714	28,138	5.45
Public fund and brokered certificates	46,718	7.13	(5,438)	52,156	8.69	5,189	46,967	9.10
Total certificates	347,130	52.94	37,929	309,201	51.48	50,023	259,178	50.20
Total deposits	$655,664	100.00%	$55,092	$600,572	100.00%	$84,243	$516,329	100.00%

Total deposits at December 31, 2006 were approximately $655.7 million, compared to approximately $600.6 million at December 31, 2005. The Company’s deposit base depends somewhat upon the manufacturing sector of Hendricks, Montgomery, Clinton, Johnson, Brown and Morgan Counties. Although the manufacturing sector in these counties is relatively diversified and does not significantly depend upon any industry, a loss of a material portion of the manufacturing workforce could adversely affect the Company’s ability to attract deposits due to the loss of personal income attributable to the lost manufacturing jobs and the attendant loss in service industry jobs.

In the unlikely event of the Bank’s liquidation, all claims of creditors (including those of deposit account holders, to the extent of their deposit balances) would be paid first followed by distribution of the liquidation account to certain deposit account holders, with any assets remaining thereafter distributed to the Holding Company as the sole shareholder of Lincoln Bank.

Borrowings. Lincoln Bank focuses on generating high quality loans and then seeking the best source of funding from deposits, investments or borrowings. At December 31, 2006, Lincoln Bank had borrowings in the amount of $103.6 million from the FHLB of Indianapolis which bear fixed and variable interest rates and which are due at various dates through 2013. Lincoln Bank is required to maintain eligible loans and investment securities in its portfolio of at least 145% and 115%, respectively, of outstanding advances as collateral for advances from the FHLB of Indianapolis. As an additional funding source, Lincoln Bank has also sold securities under repurchase agreements. Lincoln Bank had $16.9 million of overnight securities sold under repurchase agreement at December 31, 2006. The Company does not anticipate any difficulty in obtaining advances and other borrowings appropriate to meet its requirements in the future.

The following table presents certain information relating to Lincoln Bank’s borrowings at or for the years ended December 31, 2006, 2005 and 2004.
	At or for the Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Outstanding at end of period
Securities sold under repurchase agreements	$16,864	$10,064	$6,500
FHLB advances	103,608	127,072	174,829
Notes Payable	--	--	3,000
Average balance outstanding for period
Securities sold under repurchase agreements	11,722	8,303	2,456
FHLB advances	102,060	148,509	175,074
Notes payable	559	452	1,238
Maximum amount outstanding at any month-end during the period securities sold under repurchase agreements	16,864	11,215	6,511
FHLB advances	117,071	174,829	185,105
Notes payable	2,100	3,000	3,000
Weighted average interest rate during the period
Securities sold under repurchase agreements	4.14%	2.50%	1.05%
FHLB advances	4.74	4.68	4.68
Notes payable	7.55	4.16	3.64
Weighted average interest rate at end of period
Securities sold under repurchase agreements	4.27	3.32	1.37
FHLB advances	4.68	4.61	4.67
Notes payable	--	--	3.87

SERVICE CORPORATION SUBSIDIARIES

Effective November 1, 2006, the Bank changed its charter from a federal savings bank charter to an Indiana commercial bank charter. Unlike federal savings banks, commercial banks are not permitted to participate in real estate development joint ventures. Under terms of the approval granted by the Federal Reserve Bank of Chicago the Company agreed to cause Lincoln Bank to conform the existing direct and indirect nonbanking activities and investments conducted by Citizens Loan and Service Corporation, including by divestiture if necessary, to the requirements of the Bank Holding Company Act within two years of the consummation of the charter conversion.

Lincoln Bank currently owns three subsidiaries, LF Service Corporation (“LF”), Citizens Loan and Service Corporation (“CLSC”) and LF Portfolio Services, Inc. (“Portfolio”). LF’s assets consist of an investment in BHA. See “- Investment in Low- and Moderate-Income Housing Project.” Previously LF invested in Family Financial Holdings Inc. (“Family Financial”). LF redeemed this investment in 2006.

CLSC primarily engages in the purchase and development of tracts of undeveloped land. As noted above the Company has agreed to cease these non-permissible activities within two years of its conversion date. FDIC regulations prohibited Lincoln Bank from including its investment in CLSC in its calculation of regulatory capital and as such this amount of approximately $612,000 is excluded when calculating the risk based capital ratio requirements for regulatory capital. CLSC purchases undeveloped land, constructs improvements and infrastructure on the land, and then sells lots to builders, who construct homes for sale to home buyers. CLSC ordinarily receives payment when title is transferred.

Portfolio is a Delaware corporation with its principal place of business in Nevada. Portfolio holds and manages a significant portion of Lincoln Bank’s investment portfolio. As of December 31, 2006, Portfolio had investments available for sale and interest-bearing deposits of $86.7 million, total assets of $99.1 million, and during the fiscal year ended December 31, 2006, had net income of $2.9 million.

EMPLOYEES

As of December 31, 2006, the Company employed 224 persons on a full-time basis and 23 on a part-time basis. None of the Company’s employees are represented by a collective bargaining group and management considers employee relations to be good.

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

The Company considers its employee benefits to be competitive with those offered by other financial institutions and major employers in its area. See “Compensation Discussion and Analysis,” “Executive Compensation,” “Option Plans,” “Recognition and Retention Plan,” “401(k) Plan,” “Grants of Plan-Based Awards for 2006,” “Outstanding Equity Awards,” “Pension Benefits for 2006,” and “Employment Agreements” in the Company’s Proxy Statement for the 2007 Annual Meeting of Shareholders for additional discussions of this matter.

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

REGULATION

GENERAL

On November 1, 2006, the Bank began operation as an Indiana state-chartered commercial bank and the Company became a registered bank holding company under the Bank Holding Company Act of 1956. As a state chartered commercial bank, Lincoln Bank is subject to extensive regulation by the Indiana Department of Financial Institutions (the “IDFI”) and the Federal Deposit Insurance Corporation (the “FDIC”). For example, Lincoln Bank must obtain IDFI approval before it may engage in certain activities and must file reports with the both the FDIC and the IDFI regarding its activities and financial condition. The IDFI and the FDIC periodically examine Lincoln Bank’s books and records and, in certain situations, have examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds.

In the fourth quarter of 2004, application was made to the IDFI for the purpose of converting the Lincoln Bank federal savings bank charter to a state bank charter. The Bank delayed pursuing the charter conversion during 2005 and the first part of 2006 as a result of a Cease and Desist Order (“C&D Order”) issued by the Office of Thrift Supervision (“OTS”) after an examination disclosed certain failures of the Bank to comply with various laws and regulations, including the Bank Secrecy Act, the Flood Disaster Protection Act and the Truth in Lending Act. The Bank immediately took steps to correct the deficiencies and noncompliance and revised its policies and procedures accordingly. The OTS terminated the C&D Order on June 6, 2006. Lincoln Bank is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuances or retirements of Lincoln Bank’s securities, and limitations upon other aspects of banking operations. In addition, Lincoln Bank’s activities and operations are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation, antitrust laws and regulations protecting the confidentiality of consumer financial information.

Both the Company and the Bank operate in highly regulated environments and are subject to supervision, examination and regulation by several governmental regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the FDIC, and the IDFI. The laws and regulations established by these agencies are generally intended to protect depositors, not shareholders. Changes in applicable laws, regulations, governmental policies, income tax laws and accounting principles may have a material effect on the Company’s business and prospects. The following summary is qualified by reference to the statutory and regulatory provisions discussed.

LINCOLN BANCORP

The Bank Holding Company Act. The Company owns all of the outstanding capital stock of the Bank and is registered as a bank holding company under the federal Bank Holding Company Act of 1956. The Company is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require.

Investments, Control, and Activities. With some limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before acquiring another bank holding company or acquiring more than 5% of the voting shares of a bank (unless it already owns or controls the majority of such shares).

Bank holding companies are prohibited, with certain limited exceptions, from engaging in activities other than those of banking or of managing or controlling banks. They are also prohibited from acquiring or retaining direct or indirect ownership or control of voting shares or assets of any company which is not a bank or bank holding company, other than subsidiary companies furnishing services to or performing services for their subsidiaries, and other subsidiaries engaged in activities which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be incidental to these operations. The Bank Holding Company Act does not place territorial restrictions on such nonbank activities.

Effective March 11, 2000, the Gramm-Leach Bliley Act of 1999, which was signed into law on November 12, 1999, allows a bank holding company to qualify as a “financial holding company” and, as a result, be permitted to engage in a broader range of activities that are “financial in nature” and in activities that are determined to be incidental or complementary to activities that are financial in nature. The Gramm-Leach-Bliley Act amends the Bank Holding Company Act of 1956 to include a list of activities that are financial in nature, and the list includes activities such as underwriting, dealing in and making a market in securities, insurance underwriting and agency activities and merchant banking. The Federal Reserve is authorized to determine other activities that are financial in nature or incidental or complementary to such activities. The Gramm-Leach-Bliley Act also authorizes banks to engage through financial subsidiaries in certain of the activities permitted for financial holding companies.

In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act (1) all of its depository institutions must be well capitalized and well managed and (2) it must file a declaration with the Federal Reserve that it elects to be a “financial holding company.” In addition, to commence any new activity permitted by the Gramm-Leach-Bliley Act, each insured depository institution of the financial holding company must have received at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act. The Company has not elected to be a financial holding company.

Dividends. The Federal Reserve’s policy is that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Source of Strength. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so.

LINCOLN BANK

General Regulatory Supervision. As an Indiana commercial bank, the Bank is subject to examination by the IDFI and the FDIC. The IDFI and the FDIC regulate or monitor virtually all areas of the Bank’s operations. The Bank must undergo regular on-site examinations by the FDIC and IDFI and must submit periodic reports to the FDIC and the IDFI.

Lending Limits. Under Indiana law, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and unimpaired surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and unimpaired surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. At December 31, 2006, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits.

Transactions with Affiliates and Insiders. The Bank is subject to limitations on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the acquisition of low quality assets. The Bank is also prohibited from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Extensions of credit by the Bank to its executive officers, directors, certain principal shareholders, and their related interests must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and not involve more than the normal risk of repayment or present other unfavorable features.

Dividends. Under Indiana law, the Bank is prohibited from paying dividends in an amount greater than its undivided profits, or if the payment of dividends would impair the Bank’s capital. Moreover, the Bank is required to obtain the approval of the IDFI for the payment of any dividend if the aggregate amount of all dividends paid by the Bank during any calendar year, including the proposed dividend, would exceed the sum of the Bank’s retained net income for the year to date combined with its retained net income for the previous two years. For this purpose, “retained net income” means the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period.

Federal law generally prohibits the Bank from paying a dividend to its holding company if the depository institution would thereafter be undercapitalized. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, payment of dividends by a bank may be prevented by the applicable federal regulatory authority if such payment is determined, by reason of the financial condition of such bank, to be an unsafe and unsound banking practice.

Branching and Acquisitions. Branching by the Bank requires the approval of the FDIC and the IDFI. Under current law, Indiana chartered banks may establish branches throughout the state and in other states, subject to certain limitations. Congress authorized interstate branching, with certain limitations, beginning in 1997. Indiana law authorizes an Indiana bank to establish one or more branches in states other than Indiana through interstate merger transactions and to establish one or more interstate branches through de novo branching or the acquisition of a branch. There are some states where the establishment of de novo branches by out-of-state financial institutions is prohibited.

Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories of 0%, 20%, 50%, or 100%, with higher levels of capital being required for the categories perceived as representing greater risk. The capital guidelines divide a bank holding company’s or bank’s capital into two tiers. The first tier (“Tier I”) includes common equity, certain non-cumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary (“Tier II”) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Banks and bank holding companies are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier I capital. The federal banking regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

Also required by the regulations is the maintenance of a leverage ratio designed to supplement the risk-based capital guidelines. This ratio is computed by dividing Tier I capital, net of all intangibles, by the quarterly average of total assets. The minimum leverage ratio is 3% for the most highly rated institutions, and 1% to 2% higher for institutions not meeting those standards. Pursuant to the regulations, banks must maintain capital levels commensurate with the level of risk, including the volume and severity of problem loans, to which they are exposed.

As of December 31, 2006, the Company and Bank were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Company and Bank must maintain capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company and Bank’s category.

The Company and Bank’s actual capital amounts and ratios under the state charter are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006

Total Capital (to Risk-Weighted Assets)
Consolidated	$79,198	12.0%	$53,038	8.0%	$—	N/A
Bank	75,902	11.0	54,979	8.0	68,724	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	73,069	11.0	26,519	4.0	—	N/A
Bank	69,773	10.2	27,489	4.0	41,234	6.0

Tier I Capital (to Average Assets)
Consolidated	73,069	8.4	34,582	4.0	—	N/A
Bank	69,773	8.1	34,582	4.0	43,228	5.0

Prompt Corrective Regulatory Action. Federal law provides the federal banking regulators with broad powers to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and, ultimately, appointing a receiver for the institution. At December 31, 2006, the Bank was categorized as “well capitalized,” meaning that the Bank’s total risk-based capital ratio exceeded 10%, the Bank’s Tier I risk-based capital ratio exceeded 6%, the Bank’s leverage ratio exceeded 5%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions.

State Bank Activities. Under federal law, as implemented by regulations adopted by the FDIC, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law, as implemented by FDIC regulations, also prohibits FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and could continue to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC. It is not expected that these restrictions will have a material impact on the operations of the Bank.

Enforcement Powers. Federal regulatory agencies may assess civil and criminal penalties against depository institutions and certain “institution-affiliated parties,” including management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. In addition, regulators may commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, regulators may issue cease-and-desist orders to, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the regulator to be appropriate.

Effect of Governmental Monetary Policies. The Bank’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the FHLB of Indianapolis, which is one of twelve regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLB is funded primarily from funds deposited by banks and savings associations and proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. The Federal Housing Finance Board (“FHFB”), an independent agency, controls the FHLB System, including the FHLB of Indianapolis.

As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2006, the Bank’s investment in stock of the FHLB of Indianapolis was $ 8.8 million. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member’s capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing. The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. For the year ended December 31, 2006, dividends paid by the FHLB of Indianapolis to the Bank totaled approximately $488,000, for an annualized rate of 4.87%.

LIMITATIONS ON RATES PAID FOR DEPOSITS

Regulations promulgated by the FDIC place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in the institution’s normal market area. Under these regulations, “well-capitalized” depository institutions may accept, renew or roll such deposits over without restriction, “adequately capitalized” depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and “undercapitalized” depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of “well-capitalized,” “adequately-capitalized” and “undercapitalized” will be the same as the definition adopted by the agencies to implement the corrective action provisions of federal law. Management does not believe that these regulations will have a materially adverse effect on the Bank’s current operations.

FEDERAL SECURITIES LAW

The shares of Common Stock of the Company are registered with the Securities and Exchange Commission, (the “SEC”) under the Securities Exchange Act of 1934 (the “1934 Act”). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the SEC thereunder. If the Company has fewer than 300 shareholders, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

Shares of Common Stock held by persons who are affiliates of the Company may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the Securities Act of 1933 (the “1933 Act”). If the Company meets the current public information requirements under Rule 144, each affiliate of the Company who complies with the other conditions of Rule 144 (including a one-year holding period for restricted securities and conditions that require the affiliate’s sale to be aggregated with those of certain other persons) will be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) l % of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

INSURANCE OF DEPOSITS

The Bank’s deposits are insured to applicable limits by the Federal Deposit Insurance Corporation (“FDIC”). The Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law in February 2006, has resulted in significant changes to the federal deposit insurance program:

•	Effective March 31, 2006, the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) were merged to create a new fund, called the Deposit Insurance Fund (“DIF”)

•	The current $100,000 deposit insurance coverage is subject to adjustment for inflation beginning in 2010 and every succeeding five years

•	Deposit insurance coverage for individual retirement accounts and certain other retirement accounts has been increased from $100,000 to $250,000 and also will subject to adjustment for inflation

Pursuant to the Reform Act, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.5% of estimated insured deposits and the FDIC has been given discretion to set assessment rates according to risk regardless of the level of the fund reserve ratio. On November 2, 2006, the FDIC adopted final regulations that set the designated reserve ratio for the DIF at 1.25% beginning January 1, 2007.

Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF. In 2006, the Bank was notified that its one-time credit of $398,000 will be applied against future assessments.

Also on November 2, 2006, the FDIC adopted final regulations that establish a new risk-based premium system. Under the new system,  the FDIC will evaluate each institution’s risk based on three primary sources of information: supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have such ratings. An institution’s assessments will be based on the insured institution’s ranking in one of four risk categories. Effective January 1, 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven cents for every $100 of domestic deposits. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 cents, respectively. An increase in assessments could have a material adverse effect on the Company’s earnings.

FDIC-insured institutions remain subject to the requirement to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017. For the quarter ended December 31, 2006, the FICO assessment rate was equal to 1.24 cents for each $100 in domestic deposits maintained at an institution.

RECENT LEGISLATION AND REGULATORY CHANGES

Sarbanes-Oxley Act of 2002

The Holding Company is subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Sarbanes-Oxley Act’s stated goals include enhancing corporate responsibility, increasing penalties for accounting and auditing improprieties at publicly traded companies and protecting investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission under the 1934 Act.

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

Although the Holding Company has and will continue to incur expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on the Holding Company’s results of operations or financial condition.

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

Predatory Lending

The Federal Reserve Board issued a regulation that became effective on October 1, 2002 that is aimed at curbing “predatory lending.” The term “predatory lending” encompasses a variety of practices, but the term generally is used to refer to abusive lending practices involving fraud, deception or unfairness. Predatory lending typically involves one or more of the following: (i) making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation (“asset-based lending”); (ii) inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced (“loan flipping”); or (iii) engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower. The Federal Reserve Board’s new regulation, which amends Regulation Z, broadens the scope of loans subject to the protections of the Home Ownership and Equity Protection Act of 1994 (“HOEPA”). Among other things, the regulation brings within the scope of HOEPA first-lien mortgage loans with interest rates that are at least 8 percentage points above Treasury securities having a comparable maturity. In addition, the regulation requires that the cost of optional insurance and similar debt protection products paid by a borrower at closing be included in calculating the finance charge paid by the borrower. HOEPA coverage is triggered if such finance charges exceed 8% of the total loan. Finally, the regulation restricts creditors from engaging in repeated refinancings of their own HOEPA loans over a short time period when the transactions are not in the borrower’s interest. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid. The Bank does not anticipate that these provisions, or any similar state predatory lending regulations, will materially affect its financial condition or results of operation.

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

TAXATION

FEDERAL TAXATION

Historically, savings associations, such as Lincoln Bank prior to its conversion to an Indiana commercial bank effective November 1, 2006, were permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, no savings association could use the percentage of taxable income method of computing its allowable bad debt deduction for tax purposes. Instead, all savings associations were required to compute their allowable deduction using the experience method. The pre-1988 reserve, for which no deferred taxes have been recorded, need not be recaptured into income unless (i) the savings association no longer qualifies as a bank under the Internal Revenue Code of 1986, as amended (the “Code”), or (ii) the savings association pays out excess dividends or distributions. Although Lincoln Bank does have some reserves from before 1988, Lincoln Bank is not required to recapture these reserves.

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

The Company’s state income tax returns for 2002, 2003 and 2004 were audited in 2006 and adjustments totaling $33,000 including penalties and interest were made.

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

At December 31, 2006, our portfolio of commercial real estate loans totaled $203.2 million, or 31.88 % of total loans, our commercial business loan portfolio totaled $47.2 million, or 7.41%, and our portfolio of construction loans totaled $30.2 million, or 4.74% of total loans. We plan to continue to emphasize the origination of these types of loans. Commercial real estate, commercial business and construction loans generally have greater credit risk than one-to four-family residential mortgage loans because repayment of these loans often depends on the successful business operations of the borrowers. These loans typically have larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Many of our borrowers also have more than one commercial real estate, commercial business or construction loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to significantly greater risk of loss, compared to an adverse development with respect to a one- to four-family residential mortgage loan.

We maintain an allowance for loan losses at a level to absorb the losses that we believe are probable in our portfolio. Potentially, this allowance may not be adequate to absorb the losses that we actually incur. Should this occur our earnings could be negatively impacted.

We are subject to extensive regulation and legislative or regulatory changes could adversely affect our business.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on them. Policies adopted or required by these governmental authorities can affect our business operations and the availability, growth and distribution of Lincoln Bank’s investments, borrowings and deposits. In addition, the FDIC and IDFI periodically conducts examinations of the Holding Company and Lincoln Bank and may impose various requirements or sanctions.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

In early October, 2005 the Company received an SEC comment letter dated September 25, 2005. The reports addressed by this letter included the following: 10-K for fiscal year ended December 31, 2004, 10-Q for the fiscal quarter ended March 31, 2005 and 10-Q for the fiscal quarter ended June 30, 2005.

The letter addressed several issues including: requesting specific language and clarification concerning assertions made about controls and procedures, questions about whether other-than-temporary impairment was considered as it related to the Bank’s available for sale securities portfolio and whether FIN 46(R) was considered in recording certain investments in a low-income housing tax partnership.

The Company replied in a letter dated October 26, 2005 and received a follow up letter in January, 2006 asking for additional clarification on certain issues. These clarifications and proposed amendments were transmitted in a reply letter to the SEC dated February 10, 2006. To date the Company has not received a reply to its latest response, although upon recent inquiry to SEC staff, the Company received verbal assurance that the SEC considers the comments resolved.

ITEM 2.  PROPERTIES.

The following table provides certain information with respect to Lincoln Bank’s offices as of December 31, 2006:

Description and Address	Owned or Leased	Year Opened	Total Deposits	Net Book Value of Property, Furniture & Fixtures	Approximate Square Footage
905 Southfield Drive Plainfield, IN 46168	Owned	2004	$25,976	$5,208	24,500
1121 East Main Street Plainfield, IN 46168	Owned	1970	119,040	1,088	9,925
134 South Washington Street Crawfordsville, IN 47933	Owned	1962	55,214	354	9,340
1900 East Wabash Street Frankfort, IN 46041	Owned	1974	22,537	243	2,670
60 South Main Street Frankfort, IN 46041	Owned	2000	70,701	639	11,750
975 East Main Street Brownsburg, IN 46112	Owned	1981	61,414	462	2,890
7648 East U.S. Highway 36 Avon, IN 46123	Owned	1999	41,183	751	2,800
590 S. State Road 67 Mooresville, IN 46158	Leased	1999	19,269	96	1,500
648 Treybourne Drive Greenwood, IN 46142	Owned	2000	18,644	988	2,550
18 Providence Drive Greenwood, IN 46143	Owned	2002	24,985	981	2,800
250 N. State Road 135 Bargersville, IN 46106	Leased	2004	6,549	232	1,100
2259 N. Morton Franklin, IN 46131	Owned	2003	53,942	1,167	3,750
1275 US Hwy 31 Greenwood, IN 46142	Leased	1999	15,296	591	2,150
996 S. State Road 135 Greenwood, IN 46143	Leased	2000	38,653	331	5,000
180 W. Washington Street Morgantown, IN 46160	Owned	1894	32,565	535	4,000
189 Commercial Drive Nashville, IN 47448	Leased	2001	29,704	94	3,000
110 N. State Road 135 Trafalgar, IN 46181	Owned	1997	19,992	400	1,100
Loan Production Office:
10333 N. Meridian St. Three Meridian Plaza Ste. 111 Indianapolis, IN 46290	Leased	2006	N/A	61	2,100
Mortgage Office:
3195 W. Fairview Road Suite A Greenwood, IN 46142	Leased	2002	NA	76	4,800

Lincoln Bank owns computer and data processing equipment which it uses for transaction processing, loan origination, and accounting. The net book value of Lincoln Bank’s electronic data processing equipment was approximately $554,000 at December 31, 2006.

Lincoln Bank currently operates 18 automatic teller machines (“ATMs”), with one ATM located at its main office and each of its branch offices plus one at its loan production office. Lincoln Bank’s ATMs participate in the Star® network.

Lincoln Bank has also contracted for data processing, item processing, electronic banking and ATM processing with Fidelity Information Services, located in Plano, Texas. The cost of these services is approximately $149,000 per month.

ITEM 3.  LEGAL PROCEEDINGS.

Although the Holding Company and Lincoln Bank are involved, from time to time, in various legal proceedings in the normal course of business, there are no material legal proceedings to which they presently are a party or to which any of the Holding Company’s or Lincoln Bank’s property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2006.

ITEM 4.5.  EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers of the Holding Company are identified below. The executive officers are elected annually by the Holding Company’s Board of Directors and the Bank’s Board of Directors.

Jerry R. Engle (age 62) served as the Executive Vice President and Chief Operating Officer of the Bank, and Vice Chairman of the Board of Directors of the Holding Company, since the merger of First Shares in August 2004, until June 1, 2005, when he became President and Chief Executive Officer of the Holding Company and the Bank and Chairman of the Board of Directors of the Holding Company. Formerly, he was the President and Chief Executive Officer of First Shares and First Bank from March 1999 until joining the Holding Company. Prior to that time, he was Chief Executive Officer of Citizens Bank of Central Indiana, a position he assumed in 1992 when Indiana Bancshares, Inc., of which he was Chief Executive Officer, merged into CNB Bancshares, Inc., the holding company for Citizens Bank.

John M. Baer (age 58) has served as the Holding Company’s Secretary and Treasurer since December 1998 and as Lincoln Bank’s Senior Vice President, Chief Financial Officer, Secretary and Treasurer since June 1997. From October 1989 through June 1996 he served as Senior Vice President and Chief Financial Officer of Bank One, Merrillville, NA, in Merrillville, Indiana. From June 1996 to June 1997 he served as Vice President of Bank One, Indiana. He has served the banking industry since 1978.

James Douglas Bennett (age 50) joined the Bank as Senior Vice President, Business Development on August 7, 2006. From May, 2003 until August, 2006, he was a partner with Equity + , LLC, a consulting firm providing services to the financial institution industry.  Prior to that, from 2002 to 2003, he served as the Senior VP of Retail Services/Marketing for Monroe Bank in Bloomington, Indiana.

John B. Ditmars (age 50) was promoted to Executive Vice President, Chief Operating Officer effective August 7, 2006, and has served the Bank as the Senior Vice President of Administration since the merger of First Shares in August 2004. Prior to that time, he served from March 1999 until the merger as Executive Vice President of First Bank. Prior to First Bank, Mr. Ditmars was a Senior Commercial Lender at Citizens Bank of Central Indiana, a position he assumed in 1992 when Indiana Bancshares, Inc., of which he was Senior Commercial Lender, merged into CNB Bancshares, Inc., the holding company for Citizens Bank. He has served the banking industry since 1979.

Jonathan D. Slaughter (age 56) has served the Bank as the Senior Vice President, Credit Administration, since June 2004. Prior to that time, he served First Bank as a Senior Vice President and Commercial Loan Manager from April 2003 until June 2004, as a Market President for Irwin Financial for two years and CNB Bancshares for five years. He has served the banking industry for over 28 years.

Bryan Mills (age 48) was appointed Senior Vice President, Mortgage Lending Manager of Lincoln Bank on April 19, 2005. Prior to that date, he was Vice President of Mortgage Lending for First Bank since March 1999. Mr. Mills owned a mortgage origination business from 1991 to 1999. Prior to owning his own business he was in banking from 1981 to 1991.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Except for the information below on repurchases, the information required by this item is contained in the material under the heading “Shareholder Information” on page 49 of the Holding Company’s 2006 Shareholder Annual Report (the “Shareholder Annual Report”), which is incorporated herein by this reference.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares Yet to Be Purchased Under the Plan
October 1-31, 2006	16,822	$19.73	-	98,663
November 1-30, 2006	44,230	19.43	44,230	54,433
December 1-31, 2006	26,215	19.60	10,000	44,433
Total	87,267	$19.54	54,230	44,433

(1)
On April 23, 2003, Lincoln Bancorp announced a plan to repurchase up to 222,591 shares of the its outstanding shares of common stock. Repurchases began Monday, April 28, 2003. All purchases have been in the open-market. The plan has no expiration date. No plans expired during the period and all prior repurchase plans have been completed.

ITEM 6.  SELECTED FINANCIAL DATA.

The information required by this item is contained in the material under the heading “Selected Consolidated Financial Data” on pages 10 and 11 of the Shareholder Annual Report, which is incorporated herein by this reference.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Holding Company’s Consolidated Financial Statements and Notes thereto contained on pages 27 through 45 in the Shareholder Annual Report are incorporated herein by reference. The Company’s unaudited quarterly results of operations contained on page 45 in the Shareholder Annual Report are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Holding Company’s management, including its Chief Executive Officer and Treasurer, of the effectiveness of the Holding Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the fourth quarter of the 2006 fiscal year covered by this report. Based on their evaluation, the Holding Company’s Chief Executive Officer and Treasurer, who is the Holding Company’s principal financial officer, have concluded that the Holding Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Holding Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls

The Holding Company’s management, including its Chief Executive Officer and Treasurer, also have concluded that during the Holding Company’s fiscal quarter ended December 31, 2006, there were no changes in the Holding Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of Lincoln Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13A-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report follows.

Independent Registered Public Accounting Firm Report

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders
Lincoln Bancorp
Plainfield, Indiana

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Lincoln Bancorp maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Lincoln Bancorp maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Lincoln Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Lincoln Bancorp and our report dated March 8, 2007, expressed an unqualified opinion thereon.

Indianapolis, Indiana
March 8, 2007

ITEM 9B.  OTHER INFORMATION.

None.

PART III

Certain information in this Part III is incorporated by reference to the Holding Company’s Proxy Statement for its Annual Meeting of Shareholders to be held April 17, 2007, which will be filed within 120 days after the year ended December 31, 2006 (the “2007 Proxy Statement”).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item with respect to directors is incorporated by reference to the section of the 2007 Proxy Statement with the caption “Proposal I - Election of Directors.” Information concerning the Registrant’s executive officers is included in Item 4.5 in Part I of this report. Information with respect to corporate governance is incorporated by reference to the section of the 2007 Proxy Statement with the caption “Corporate Governance.” Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section of the 2007 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Company has adopted a code of ethics that applies, among other persons, to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of that Code of Ethics is posted on Lincoln’s website at www.lincolnbankonline.com (under “Investor Relations” click on “Corporate Governance”).

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the sections of the 2007 Proxy Statement with the captions “Corporate Governance,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Option Plans,” “Recognition and Retention Plan,” “401(k) Plan,” “Grants of Plan-Based Awards for 2006,” “Outstanding Equity Awards,” “Pension Benefits for 2006,” “Employment Agreements,” “Compensation of Directors” and “Stock/Compensation Committee Report.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information, as of December 31, 2006, regarding the securities authorized for issuance under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	714,103	$13.72	125,934

Equity compensation plans not approved by security holders	28,209	-	17,637

Total	742,312		143,571

(1)	The Lincoln Bancorp 1999 and the 2005 Stock Option Plan combined.
(2)	The Lincoln Bancorp Recognition and Retention Plan and Trust (“RRP”). Column (a) includes 90,392 shares granted to management that have not yet vested.
(3)	The total in column (b) includes only the weighted-average price of stock options, as the restricted shares awarded under the RRP have no exercise price.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The information on the security ownership of management and certain beneficial owners is incorporated by reference to the sections of the 2007 Proxy Statement with the captions “Principal Holders of Common Stock” and “Proposal I - Election of Directors.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the sections of the 2007 Proxy Statement with the captions “Corporate Governance” and “Transactions with Related Persons.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to the sections of the 2007 Proxy Statement with the captions “Accountants” and “Accountant’s Fees.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	See Shareholder Annual Report Page 26
	Consolidated Balance Sheets at December 31, 2006 and 2005	See Shareholder Annual Report Page 27
	Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004	See Shareholder Annual Report Page 28
	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004	See Shareholder Annual Report Page 29
	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004	See Shareholder Annual Report Page 30
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	See Shareholder Annual Report Page 31
	Notes to Consolidated Financial Statements	See Shareholder Annual Report Page 32
2.	Financial Statement Schedules:
3.	Exhibits:
The exhibits listed in the Exhibit Index are filed with or incorporated herein by reference.

(b) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index.

(c) All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.

LINCOLN BANCORP

Date: March 16, 2007	By:	/s/ Jerry R. Engle
Jerry R. Engle, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 16th day of March 2007.

	Signatures	Title		Date

(1)	Principal Executive Officer:		)
)
	/s/ Jerry R. Engle		)	March 16, 2007
	Jerry R. Engle	President and Chief Executive Officer	) )
)
(2)	Principal Financial and Accounting Officer:		) )
)
	/s/ John M. Baer		)
	John M. Baer	Secretary and Treasurer	)	March 16, 2007
)
(3)	The Board of Directors:		)
)
	/s/ Lester N. Bergum, Jr.		)	March 14, 2007
	Lester N. Bergum, Jr.	Director	)
)
)
	/s/ Dennis W. Dawes		)	March 16, 2007
	Dennis W. Dawes	Director	)
)
)
	/s/ Jerry R. Engle		)	March 16, 2007
	Jerry R. Engle	Director	)
)
)
	/s/ W. Thomas Harmon		)	March 16, 2007
	W. Thomas Harmon	Director	)
)
)
	/s/ Jerry R. Holifield		)	March 13, 2007
	Jerry R. Holifield	Director	)
)
)
	/s/ David E. Mansfield		)	March 14, 2007
	David E. Mansfield	Director	)
)
)
	/s/ R.J. McConnell		)	March 14, 2007
	R.J. McConnell	Director	)
)
)

/s/ John C. Milholland		)	March 16, 2007
John C. Milholland	Director	)
)
)
/s/ Patrick A. Sherman		)	March 14, 2007
Patrick A. Sherman	Director	)
)
)
/s/ John L. Wyatt		)	March 14, 2007
John L. Wyatt	Director	)

EXHIBIT INDEX

Exhibit No.	Description

3(1)
Registrant’s Articles of Incorporation (incorporated by reference to Exhibit (1) to the Registrant’s Registration Statement on Form S-1 filed with the Commission on September 14, 1998 (the “S-1 Registration Statement”)).

3(2)	Registrant’s Code of By-Laws (as amended through October 18, 2005) is incorporated by reference to Exhibit 3 to the Form 10-Q filed on November 14, 2005.
10(1)*	Lincoln Bancorp Stock Option Plan (incorporated by reference to Exhibit 10(2) to the S-1 Registration Statement).
10(2)*	Lincoln Federal Savings Bank Recognition and Retention Plan and Trust (incorporated by reference to Exhibit 10(3) to the S-1 Registration Statement).
10(3)*	Lincoln Federal Savings Bank Employee Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 10(5) to the S-1 Registration Statement).
10(4)*
ESOP Loan Commitment by Lincoln Bancorp and Exempt Loan and Share Purchase Agreement, effective as of July 1, 1998, between Trust under Lincoln Bancorp Exempt Stock Ownership Plan and Trust Agreement and Lincoln Bancorp (incorporated by reference to Exhibit 10(6) to the S-1 Registration Statement).

10(5)*
Unfunded Deferred Compensation Plan for the Directors of Lincoln Federal Savings Bank (as Amended and Restated Effective January 1, 1999) (incorporated by reference to Exhibit 10(7) to the Registrant’s Registration Statement on Form S-4 filed with the Commission on June 21, 2000 (the “S-4 Registration Statement”)).

10(6)*	Lincoln Federal Savings Bank Deferred Director Supplemental Retirement Plan (Effective December 1, 1997) (incorporated by reference to Exhibit 10(8) to the S-1 Registration Statement).
10(7)*	First Amendment to the Lincoln Federal Savings Bank Employee Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 10(a) to the S-4 Registration Statement).
10(8)*	Second Amendment to the Lincoln Federal Savings Bank Employee Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 10(10) to the S-4 Registration Statement).
10(9)*
Employment Agreement, between Lincoln Federal Savings Bank and John M. Baer (incorporated by reference to Exhibit 10(11) to the 2000 Annual Report on Form 10-K filed with the Commission on April 2, 2001 (the “2000 10-K”)).

10(10)*	Employment Agreement, dated August 2, 2004, between Lincoln Bank and Jerry R. Engle.
10(11)*	Employment Agreement, dated August 2, 2004, between Lincoln Bank and John B. Ditmars.
10(12)*

First Amendment to Restated Lincoln Bank Deferred Director Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Commission on March 21, 2005).

10(13)*
Unfunded Deferred Compensation Plan for the Directors of Lincoln Bank (As Amended and Restated Effective January 1, 2005) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on March 21, 2005).

Exhibit No.	Description

10(14)*	Form of Incentive Stock Option Agreement Under the Lincoln Bancorp Stock Option Plan is incorporated by reference to Exhibit 10(16) to the Form 10-K filed with the Commission on March 31, 2005.
10(15)*	Form of Non-Qualified Stock Option Agreement Under the Lincoln Bancorp Stock Option Plan is incorporated by reference to Exhibit 10(17) to the Form 10-K filed with the Commission on March 31, 2005.
10(16)*
Form of Award Notification Under the Lincoln Federal Savings Bank Recognition and Retention Plan and Trust is incorporated by reference to Exhibit 10(18) to the Form 10-K filed with the Commission on March 31, 2005.

10(17)*	First Amendment to Restated Lincoln Bank Deferred Director Supplemental Retirement Plan is incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Commission on March 21, 2005.
10(18)*
Unfunded Deferred Compensation Plan for the Directors of Lincoln Bank (As Amended and Restated Effective January 1, 2005) is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on March 21, 2005.

10(19)*
Fifth Amendment to the Lincoln Federal Savings Bank Employee Stock Ownership Plan and Trust Agreement is incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on April 25, 2005.

10(20)*	Special Termination Agreement of Brad Davis is incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on April 25, 2005.
10(21)*	Severance Agreement, dated May 12, 2005, among Lincoln Bancorp, Lincoln Bank and T. Tim Unger is incorporated by reference to Exhibit 10(1) to the Form 10-Q filed with the Commission on May 16, 2005.
10(22)*
Severance Agreement, dated May 31, 2005, among Lincoln Bancorp, Lincoln Bank and Rebecca J. Morgan is incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on June 2, 2005.

10(23)*	Employment Agreement, dated July 19, 2005, between Lincoln Bank and Jerry R. Engle is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 25, 2005.
10(24)*	Lincoln Bancorp 2005 Stock Option Plan is incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on September 9, 2005.
10(25)*	Form of Incentive Stock Option Agreement is incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on September 9, 2005.
10(26)*	Form of Non-Qualified Stock Option Agreement for Employees is incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Commission on September 9, 2005.
10(27)*	Form of Non-Qualified Stock Option Agreement for Directors is incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Commission on September 9, 2005.
10(28)*	Lincoln Bancorp Incentive Plan is incorporated by reference to the Form 8-K filed with the Commission on April 21, 2006.
10(29)*	Special Termination Agreement, dated August 7, 2006, between Lincoln Bank and James Douglas Bennett, is incorporated by reference to the Form 8-K filed with the Commission on August 9, 2006.
10(30)	First Amendment to Unfunded Deferred Compensation Plan for the Directors of Lincoln Bank (As Amended and Restated Effective January 1, 2005)

Exhibit No.	Description

13	2006 Shareholder Annual Report.
21	Subsidiaries of Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31(1)	Certification.
31(2)	Certification.
32	Certification.

*	Compensation plans or arrangements in which directors or executive officers are eligible to participate.