Form 10-Q
period 2007-03-31
LINCOLN BANCORP /IN/
filed 2007-05-09
CIK 1070259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐         No ☒

The number of shares of the Registrant’s common stock, without par value, outstanding as of March 31, 2007 was 5,360,481

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Balance Sheets

Assets	March 31, 2007 (Unaudited)	December 31, 2006
Cash and due from banks	$3,569,072	$4,457,257
Interest-bearing demand deposits in other banks	13,142,445	13,951,460
Cash and cash equivalents	16,711,517	18,408,717
Trading securities	29,718,011	—
Investment securities available for sale	121,543,744	151,237,001
Loans held for sale	44,808,394	3,713,010
Loans, net of allowance for loan losses of $6,228,766 and $6,129,069	595,804,278	629,283,375
Premises and equipment	15,303,406	14,296,685
Investments in limited partnerships	1,241,461	1,252,091
Federal Home Loan Bank stock	8,808,200	8,808,200
Interest receivable	4,679,676	4,785,639
Goodwill	23,906,877	23,906,877
Core deposit intangible	2,553,025	2,690,255
Cash value of life insurance	20,383,671	20,171,426
Other assets	5,498,473	4,989,513
Total assets	$890,960,733	$883,542,789

Liabilities
Deposits
Noninterest-bearing	$55,055,122	$51,062,255
Interest-bearing	624,268,703	604,601,833
Total deposits	679,323,825	655,664,088
Securities sold under repurchase agreements	15,245,805	16,863,656
Borrowings	87,054,624	103,608,175
Interest payable	2,638,462	2,460,498
Other liabilities	7,429,696	5,646,466
Total liabilities	791,692,412	784,242,883

Commitments and Contingencies

Shareholders’ Equity
Common stock, without par value
Authorized - 20,000,000 shares
Issued and outstanding - 5,360,481 and 5,329,687 shares	62,438,022	62,020,927
Retained earnings	39,974,607	41,035,822
Accumulated other comprehensive loss	(423,503)	(961,453)
Unearned employee stock ownership plan (ESOP) shares	(2,720,805)	(2,795,390)
Total shareholders’ equity	99,268,321	99,299,906
Total liabilities and shareholders’ equity	$890,960,733	$883,542,789

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,
Interest Income	2007	2006
Loans receivable, including fees	$10,950,120	$9,736,280
Investment securities	1,975,283	1,923,596
Deposits with financial institutions and Federal funds sold	185,034	208,351
Dividend income	114,857	136,550
Total interest and dividend income	13,225,294	12,004,777
Interest Expense
Deposits	6,685,925	5,033,916
Short-term borrowings	159,696	80,264
Federal Home Loan Bank advances	1,019,056	1,297,159
Total interest expense	7,864,677	6,411,339
Net Interest Income	5,360,617	5,593,438
Provision for loan losses	207,000	235,549
Net Interest Income After Provision for Loan Losses	5,153,617	5,357,889
Other Income (Loss)
Service charges on deposit accounts	541,796	487,883
Net realized and unrealized gain (loss) on loans held for sale	(1,006,279)	54,790
Net realized and unrealized gain (loss) on securities	(418,723)	3,697
Point of sale income	193,687	167,265
Loan servicing fees	76,930	90,033
Increase in cash value of life insurance	212,245	162,042
Other income	219,949	232,688
Total other income (loss)	(180,395)	1,198,398
Other Expenses
Salaries and employee benefits	3,095,864	2,811,637
Net occupancy expenses	545,253	534,567
Equipment expenses	425,969	372,269
Data processing fees	531,897	632,123
Professional fees	144,237	226,342
Director and committee fees	116,476	114,823
Advertising and business development	281,977	152,381
Core deposit intangible amortization	137,230	162,201
Other expenses	658,496	574,862
Total other expenses	5,937,399	5,581,205
Income (Loss) Before Income Tax	(964,177)	975,082
Income tax expense (benefit)	(539,053)	196,465
Net Income (loss)	$(425,124)	$778,617
Basic Earnings (loss) per Share	$(0.08)	$0.15
Diluted Earnings (loss) per Share	$(0.08)	$0.15
Dividends per Share	$0.14	$0.14

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net Income (Loss)	$(425,124)	$778,617
Other comprehensive income, net of tax
Unrealized gains (losses) on securities available for sale
Unrealized holding gains (losses) arising during the period, net of tax expense/(benefit) of $122,634 and $(377,424)	275,418	(673,588)
Less: Reclassification adjustment for realized and unrealized gains (losses) included in net income (loss), net of tax (benefit) expense of $(161,906) and $1,257	(256,817)	2,440
Reclassification adjustment for amortization of additional pension liability recognized in expense under FAS 158 net of tax benefit of $3,748 and -0-	5,715	-0-
	537,950	(676,028)
Comprehensive income	$112,826	$102,589

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Statement of Shareholders’ Equity
For the Three Months Ended March 31, 2007
(Unaudited)

				Accumulated
	Common Stock			Other	Unearned
	Shares		Retained	Comprehensive	ESOP
	Outstanding	Amount	Earnings	Loss	Shares	Total

Balances, January 1, 2007	5,329,687	$62,020,927	$41,035,822	$(961,453)	$(2,795,390)	$99,299,906

Net loss for the period			(425,124)			(425,124)
Unrealized gains on securities, net of reclassification adjustment				532,235		532,235
Purchase of common stock	(937)	(18,750)				(18,750)
Stock options exercised	31,731	396,638				396,638
Stock option expense		19,050				19,050
ESOP shares earned			70,897		74,585	145,482
Amortization of unearned compensation expense		20,157	4,429			24,586
Amortization of additional pension liability recognized under FAS 158				5,715		5,715
Cash dividends ($.14 per share)			(711,417)			(711,417)

Balances, March 31, 2007	5,360,481	$62,438,022	$39,974,607	$(423,503)	$(2,720,805)	$99,268,321

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating Activities
Net income (loss)	$(425,124)	$778,617
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	207,000	235,549
Investment securities (amortization) accretion, net	5,818	372,923
Investment securities losses	418,723	--
Loans originated for sale in the secondary market	(18,757,079)	(3,874,220)
Proceeds from sale of loans in the secondary market	20,839,089	4,137,598
Loss on sale of loans - unrealized	1,327,359	--
Gain on sale of loans - realized	(321,080)	(54,790)
Amortization of net loan origination costs (fees)	118,486	148,522
Amortization of purchase accounting adjustments	79,228	60,919
Depreciation and amortization	442,578	446,915
Amortization of unearned compensation expense	24,586	27,825
ESOP shares earned	145,482	135,212
Net change in:
Interest receivable	105,963	22,132
Interest payable	177,964	93,946
Other adjustments	(34,929)	846,726
Net cash provided by operating activities	4,354,064	3,377,874

Investing Activities
Purchases of securities available for sale	(2,938,919)	(19,629,951)
Proceeds from sales of securities available for sale	--	211,577
Proceeds from maturities of securities available for sale	3,306,399	3,843,644
Net change in loans	(11,127,986)	(10,072,584)
Purchases of property and equipment	(1,464,299)	(336,996)
Proceeds from sale of foreclosed real estate	187,929	139,392
Other investing activities	2,801	--
Net cash used in investing activities	(12,034,075)	(25,844,918)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand, money market and savings deposits	12,259,065	27,230,360
Certificates of deposit	11,423,600	9,710,162
Short term borrowings	(1,617,851)	(1,077,004)
Proceeds from FHLB advances	9,500,000	6,000,000
Repayment of FHLB advances	(26,050,000)	(20,000,000)
Dividends paid	(707,105)	(710,665)
Purchase of common stock	(18,750)	--
Exercise of stock options	396,638	148,279
Net change in advances by borrowers for taxes and insurance	797,214	765,311
Net cash provided by financing activities	5,982,811	22,066,443

Net Change in Cash and Cash Equivalents	(1,697,200)	(400,601)

Cash and Cash Equivalents, Beginning of Period	18,408,717	16,735,797

Cash and Cash Equivalents, End of Period	$16,711,517	$16,335,196

Additional Cash Flows and Supplementary Information
Interest paid	$7,686,713	$6,317,393
Income tax paid (refund received)	--	--
Loan balances transferred to foreclosed real estate	114,578	369,378
Transfer of loans held for sale to loans	44,198,542	--
Transfer of investments to trading	29,718,011	--

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Notes to Unaudited Consolidated Condensed Financial Statements

Note 1: Basis of Presentation

The consolidated financial statements include the accounts of Lincoln Bancorp (the “Company”), its wholly owned subsidiary, Lincoln Bank, a state chartered commercial bank (“Lincoln” or the “Bank”), and Lincoln’s wholly owned subsidiaries, LF Service Corporation (“LF Service”) and Citizens Loan and Service Corporation (“CLSC”), both Indiana corporations, and LF Portfolio Services, Inc. (“LF Portfolio”), a Delaware corporation. A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 2006 Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at March 31, 2007 and for the three months ended March 31, 2007 and 2006, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the three-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2006 has been derived from the audited consolidated balance sheet of the Company as of that date.

Reclassifications of certain amounts in the 2006 consolidated financial statements have been made to conform to the 2007 presentation.

Note 2: Earnings (Loss) Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

	Three Months Ended March 31, 2007				Three Months Ended March 31, 2006
	Income	Weighted Average Shares	Per Share Amount		Income	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share
Income available to common shareholders	$(425,124)	5,032,649	$	( .08)	$778,617	5,040,440	$	. 15

Effect of dilutive RRP awards and stock options						117,424
Diluted earnings (loss) per share
Income (loss) available to common shareholders and assumed conversions	$(425,124)	5,032,649	$	( .08)	$778,617	5,157,864	$	. 15

Options to purchase 682,372 shares of common stock at exercise prices of $7.32 to $18.75 per share were outstanding at March 31, 2007, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

Note 3: Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a onetime reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. Management did not elect to carry servicing rights at fair value but instead is amortizing those servicing rights over the period of estimated net servicing income and assessing the servicing assets for impairment.

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Indiana jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2003.

The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company did not identify any uncertain tax positions that it believes should be recognized in the financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating and has not yet determined the impact the new standard is expected to have on its financial position and results of operations.

In September 2006, the FASB Emerging Issues Task Force (EITF) finalized Issue No. 06−5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85−4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption EITF No. 06-5 will have a material impact on financial condition of results of operations.

On February 15, 2007, the FASB issued its Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. FAS 159 permits entities to elect to report most financial assets and liabilities at their fair value with changes in fair value included in net income. The fair value option may be applied on an instrument-by-instrument or instrument class-by-class basis. The option is not available for deposits withdrawable on demand, pension plan assets and obligations, leases, instruments classified as stockholders’ equity, investments in consolidated subsidiaries and variable interest entities and certain insurance policies. The new standard is effective at the beginning of the Company’s fiscal year beginning January 1, 2008, and early application may be elected in certain circumstances. The Company expects to first apply the new standard at the beginning of its 2008 fiscal year. The Company is currently evaluating and has not yet determined the impact the new standard is expected to have on its financial position and results of operations.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company was organized in September 1998. On December 30, 1998, it acquired the common stock of Lincoln upon the conversion of Lincoln from a federal mutual savings bank to a federal stock savings bank. The Bank converted from a federal thrift charter to a state commercial bank charter on November 1, 2006.

Lincoln Bank was originally organized in 1884 as Ladoga Federal Savings and Loan Association, located in Ladoga, Indiana. In 1979 Ladoga Federal merged with Plainfield First Federal Savings and Loan Association, a federal savings and loan association located in Plainfield, Indiana, which was originally organized in 1896. Following the merger, the Bank changed its name to Lincoln Federal Savings and Loan Association and, in 1984, adopted the name, Lincoln Federal Savings Bank. On September 1, 2003, the Bank adopted the name Lincoln Bank. On August 2, 2004, the Company acquired First Shares Bancorp, Inc., the holding company of First Bank, an Indiana commercial Bank. First Shares was merged with and into the Company and immediately thereafter, First Bank was merged into Lincoln Bank. As noted above, the Bank converted from a federal thrift charter to a state commercial bank charter on November 1, 2006, and provides full banking services in a single significant business segment. As a state chartered bank, the Bank is subject to regulation by the Department of Financial Institutions, State of Indiana and the Federal Deposit Insurance Corporation.

Lincoln currently conducts its business from 17 full-service offices located in Hendricks, Johnson, Morgan, Clinton, Montgomery, and Brown Counties, Indiana, with its main office located in Plainfield. The Bank also has 2 loan production offices located in Carmel and Greenwood, Indiana. Lincoln offers a variety of lending, deposit and other financial services to its retail and commercial customers. The Bank’s principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured by commercial real estate, inventory, accounts receivable as well as first mortgage liens on one- to four-family residential real estate. Lincoln’s deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Lincoln offers a number of financial services, which includes: (i) one-to four-family residential real estate loans; (ii) commercial real estate loans; (iii) real estate construction loans; (iv) land loans; (v) multi-family residential loans; (vi) consumer loans, including home equity loans and automobile loans; (vii) commercial loans; (viii) money market demand accounts; (ix) savings accounts; (x) checking accounts; (xi) NOW accounts; (xii) certificates of deposit; and (xiii) financial planning.

Lincoln currently owns three subsidiaries. First, LF Service, whose assets consist of an investment in Bloomington Housing Associates, L.P. (“BHA”). BHA is an Indiana limited partnership that was organized to construct, own and operate a 130-unit apartment complex in Bloomington, Indiana (the “BHA Project”). Development of the BHA Project was completed in 1993 and the project is performing as planned. Second, Citizens Loan and Service Corporation (“CLSC”), which primarily engages in the purchase and development of tracts of undeveloped land. Because CLSC engages in activities that are not permissible for a national bank, FDIC regulations prohibit Lincoln from including its investment in CLSC in its calculation of regulatory capital. CLSC purchases undeveloped land, constructs improvements and infrastructure on the land, and then sells lots for residential home construction. Third, LF Portfolio, which is located in Nevada, holds and manages a significant portion of Lincoln’s investment portfolio. As noted above, effective November 1, 2006, the Bank changed its charter from a federal savings bank charter to an Indiana commercial bank charter. Unlike federal savings banks, commercial banks are not permitted to participate in real estate development joint ventures. Under terms of the approval granted by the Federal Reserve Bank of Chicago the Company agreed to cause Lincoln Bank to conform the existing direct and indirect nonbanking activities and investments conducted by CLSC, including by divestiture if necessary, to the requirements of the Bank Holding Company Act within two years of the consummation of the charter conversion.

Lincoln’s results of operations depend primarily upon the level of net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investments, and costs incurred with respect to interest-bearing liabilities, primarily deposits and borrowings. We have experienced a decline in our net interest margin and net interest spread as discussed more fully below in our comparison of operating results. The “flat”, to at some points, “inverted” interest rate yield curve has put stress on our net interest margin as shorter term interest bearing deposits have generally repriced at a faster pace than our interest earning assets. Although we do not expect this stress to abate in the near term, we are working to grow our higher yielding loan portfolio and, as funding needs demand, use proceeds from lower yielding securities maturities and repayments. We are also reemphasizing our focus on the entire customer relationship, which we anticipate will include a component of lower cost demand deposits. Results of operations also depend upon the level of Lincoln’s non-interest income, including fee income and service charges and the level of its non-interest expenses, including general and administrative expenses.

Critical Accounting Policies

Note 1 to the consolidated financial statements contains a summary of the Company’s significant accounting policies presented on pages 32 and 33 of the Annual Report to Shareholders for the year ended December 31, 2006, which was filed on Form 10-K with the Securities and Exchange Commission on March 16, 2007. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of mortgage servicing rights, and the valuation of intangible assets.

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

Factors included in the calculation of fair value of the mortgage servicing rights include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the amounts recorded in the consolidated income statement. See Note 3 for a discussion of (SFAS) No. 156, Accounting for Transfers and Servicing of Financial Assets.

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

Financial Condition

Assets totaled $891.0 million at March 31, 2007, an increase from December 31, 2006 of $7.4 million. The majority of the increase in assets occurred in net loans, including loans held for sale, up $7.6 million. Loan growth was experienced in commercial loans while all other categories of loans declined from balances at December 31, 2006. The reduction in residential mortgage loans was planned as we continue to sell the majority of our residential mortgage loan production in the secondary market. As part of a restructuring strategy discussed below, loans with a cost basis of $44.2 million and a fair market value of approximately $42.9 million were transferred from our portfolio of loans into loans held for sale to be sold during the second quarter of 2007. Additionally, available-for-sale securities with an amortized cost basis of $30.1 million and a market value of $29.7 million were transferred to trading securities and will be sold during the second quarter of 2007.

Restructuring Strategy:  Lincoln Bank is continuing its transformation from a traditional savings and loan to a commercial bank. As previously announced, the Bank converted its charter from a thrift to a state-chartered commercial bank in early November, 2006. In late March, 2007, management approved a strategic restructuring of a portion of the Bank’s balance sheet effective March 31, 2007 including the sale of certain securities as well as a portion of the Bank’s fixed rate mortgage loan portfolio. The sale of these securities and loans is planned for the second quarter of 2007.

Repositioning the Balance Sheet: The sale of mortgage loans will continue the process of transforming the balance sheet from a traditional thrift asset and liability mix to a commercial bank structure. In addition, the planned reinvestment into securities will allow the Bank to structure expected cash flows that will support its planned increase in commercial and commercial real estate lending. Both the mortgages and the securities to be sold are generally those of lower yield in our portfolio of assets. The Company expects to realize immediate benefit in current earnings as a result of reinvesting in the new securities and additional benefit as cash flows from the new securities are received over the next several years, providing funding for our expected commercial growth. Lastly, the sale of mortgages and the reinvestment into securities should have a risk based capital benefit, helping offset some of the capital pressures caused by our current commercial growth.

Restructuring Securities: As a part of the planned restructuring, the Bank transferred securities with a market value at March 31, 2007 of $29.7 million from available for sale securities into trading securities and recognized a pretax loss of $419,000. It is planned for these securities to be sold during the second quarter of 2007. The average yield for this group of securities is approximately 4.64%. The expected reinvestment opportunities for securities range between 5.25% and 5.50% and 7.75% for commercial loans at this time, although there is no guarantee what rates will be applicable at the time the reinvestments and loans are made. Approximately 70 to 80% of the sale proceeds will be reinvested in securities and the remainder will be used to fund current commercial growth. The transaction is expected to improve net interest margin through redeployment of the proceeds into higher yielding assets.

Restructuring Loans: The sale of approximately $44.2 million of residential mortgage loans with an average yield of approximately 5.01% was also approved as part of the restructuring. The loans were transferred from our held for investment portion of our loan portfolio to held for sale at the lower of cost or market. We recognized a pretax loss of $1,327,000 when we marked the loans to market value. The loss was recognized in the gains/losses on sale of loans including unrealized gains/losses in the income statement at March 31, 2007. These loans had an original maturity of 10 and 15 years and were seasoned an average of nearly 3 ½ years. Approximately 80% to 90% of the proceeds from this sale will be reinvested into higher yielding securities and the remainder into commercial loan growth.

Estimated EPS Increase from Restructuring: Based on our estimates and the timing of sales, we believe that the result of this restructuring will positively impact annual earnings per share in the range of $.06 to $.09 after reinvestment of the proceeds from these sales.

Total deposits were $679.3 million at March 31, 2007, an increase of $23.6 million from the $655.7 million at December 31, 2006. Growth occurred in nearly all deposit categories. Noninterest-bearing deposits increased $4.0 million, interest-bearing checking deposits increased $.5 million, money market deposits were up $8.1 million and certificates of deposit were up $11.4 million, while savings accounts declined by $.3 million. We introduced new deposit accounts during the latter portion of the first quarter of 2007. We have been very successful in attracting new accounts, but much of the growth has been at the cost of adding higher interest rate accounts and offering premiums to customers. Securities sold under agreement to repurchase were $15.2 million and borrowings were $87.1 million at March 31, 2007. Both declined by $1.6 million and $16.5 million, respectively, from year end 2006. The decline in borrowings was the result of repayment of short-term Federal Home Loan Bank advances from cash as a result of increased deposit balances.

Shareholders’ equity remained essentially the same balance from December 31, 2006 to March 31, 2007. Increases included a reduction in unrealized losses on securities of $.5 million and $.6 million from the net amortization of unearned compensation expense, stock option expense, stock options exercised and employee stock ownership shares earned. Offsetting these increases were dividends declared of $.7 million and net loss for the quarter of $.4 million. Accumulated other comprehensive loss was $.4 million at March 31, 2007 or $.5 million less than at December 31, 2006. Management’s review of available-for-sale securities in a loss position determined that the impairments were not other-than-temporary impairment because the fluctuation in values was primarily the result of changes in interest rates.  As of March 31, 2007 management has both the ability and the intent to hold these securities until recovery.  Management does classify these securities as “available-for-sale” under the definition of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities so certain circumstances, such as changes in market interest rates and related changes in the security's prepayment risk, needs for liquidity (for example, due to the withdrawal of deposits, increased demand for loans), changes in the availability of and the yield on alternative investments or changes in funding sources and terms could change management’s assessment of its ability and intent to hold these securities. As noted above the Company began a major restructuring of its balance sheet during the first quarter of 2007. As a part of this process management identified certain securities that its intent to hold until maturity has changed. As a result of this change in intent these securities were immediately moved to the Company’s trading portfolio and appropriate losses were recognized through the income statement as of March 31, 2007. Also as noted above it is management’s intent to sell these securities during the second quarter of 2007 and reinvest the proceeds. Subsequent changes in value and/or additional gains or losses will recognized through the income statement at that time.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

The net loss for the quarter ended March 31, 2007 was $425,000, or $.08 for both basic and diluted loss per share. The loss was the result of the first step in a strategic restructuring of a portion of the balance sheet discussed in greater detail above. The after-tax loss recognized on this balance sheet repositioning totaled $1,073,000 or $.21 for both basic and diluted earnings per share. This compared to net income for the comparable period in 2006 of $779,000, or $.15 for both basic and diluted earnings per share. Excluding this one time charge to the income statement for the first quarter of 2007, earnings would have been $649,000 or $.13 per share for both basic and diluted earnings per share.

Net interest income for the first quarter of 2007 was $5,361,000 compared to $5,593,000 for the same period in 2006. Net interest margin fell to 2.60% for the three-month period ended March 31, 2007 compared to 2.81% for the same period in 2006. The average yield on earning assets increased 38 basis points for the first quarter of 2007 compared to the same period in 2006 while the average cost of interest-bearing liabilities increased 66 basis points in 2007 compared to 2006. This decreased interest rate spread from 2.41% for the 2006 period to 2.14% for the 2007 period, or 27 basis points. Competitive pressures in the current flat yield curve environment combined with the customers’ perceived lack of benefit in longer maturity certificates of deposit over the last year has resulted in a more liability sensitive position for the Bank. Consequently our shorter-term liabilities are repricing at a faster rate than our earning assets in a rising interest rate environment.

The Bank’s provision for loan losses for the first quarter of 2007 was $207,000 compared to $236,000 for the same period in 2006. Non-performing loans to total loans at March 31, 2007 were .45% compared to .38% at December 31, 2006, while non-performing assets to total assets were .35% at March 31, 2007 compared to .31% at December 31, 2006. The allowance for loan losses as a percent of loans was .96% at March 31, 2007 and December 31, 2006. During the first quarter of 2007, the Bank incurred $107,000 in net charged off loans compared to net charged off loans in the same quarter of 2006 totaling $222,000.

Other income for the three months ended March 31, 2007 was a loss of $180,000 compared to income of $1,198,000 for the same quarter of 2006. The decrease of $1,378,000 in 2007 compared to 2006 was the result of losses recognized in connection with the reclassification of assets described in the balance sheet restructuring discussion above (“the restructuring”). Excluding these charges, other income would have been $1,566,000 or an improvement of $368,000 from the first quarter of 2006. Net realized and unrealized losses on sales of loans was $1,006,000 for the first quarter of 2007 compared to $55,000 net realized gains for the same period in 2006. The first quarter 2007 loss was the result of a $1,327,000 unrealized loss from marking to market residential mortgage loans with a cost of $44.2 million. Excluding this charge, net realized gains on sale of loans would have been $321,000. The increase in realized gains in the first quarter of 2007 over 2006 was the result of a change in Bank policy from holding residential mortgage loans in our loan portfolio during the first quarter of 2006 to selling substantially all of our residential loan production during the first quarter of 2007. We continue to emphasize commercial loan growth and as we move towards a commercial bank asset mix. We expect less residential mortgage loans to be added to our loan portfolio. Net realized and unrealized losses on securities for the three months ended March 31, 2007 were $419,000 compared to net realized and unrealized gains of $4,000 for the same three months in 2006. For the first quarter of 2007, there were no realized securities gains or losses. The loss recognized in 2007 was the result of marking to market investments valued at $29.7 million that were transferred to trading securities as part of the balance sheet restructuring discussed above. Service charges on deposit accounts and point of sale income continue steady increases as we add more checking customers and as customers continue to increase usage of ATMs and debit cards. Increase in cash value of life insurance was $212,000 during the first quarter of 2007, an increase of $50,000 over the same period in 2006. This resulted from additional investments in life insurance during the third quarter of 2006 as well as improved earnings from certain polices that were restructured at that time. Other expenses were $5,937,000 for the three months ended March 31, 2007, a $356,000 increase compared to $5,581,000 for the same three months of 2006. The largest increase of $284,000 was in salaries and employee benefits totaling $3,096,000 for the first quarter of 2007 compared to $2,812,000 during the same quarter of 2006. The primary reason for the increase was due to increased commissioned sales and the increase of higher compensated employees in our sales force. We opened a loan production office in Carmel, Indiana on the north side of Indianapolis during the second quarter of 2006. We were able to staff this location without increasing overall full-time equivalent employees which were 235 for the first quarter of 2006 and 2007. We incurred an additional increase in advertising and business development of $130,000 for the quarter to $282,000 for the three months ending March 31, 2007 from $152,000 for the same quarter in 2006. This increase was the result of expanded marketing for our new checking products and our efforts to increase core deposit relationships through direct marketing. These increases were partially offset by a reduction in data processing expenses, down $100,000 to $532,000 in the first quarter of 2007 compared the same quarter in 2006 as a result of renegotiating the contract with our third-party service provider in the second quarter of 2006.

Asset Quality

The Company currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements. Special mention loans represent credits that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Lincoln’s credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies on the loans are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Lincoln had $13.1 million and $7.4 million of loans classified as special mention as of March 31, 2007 and December 31, 2006, respectively. In addition, Lincoln had $4.9 million and $5.6 million of loans classified as substandard at March 31, 2007 and December 31, 2006, respectively. Loans classified as doubtful totaled $.3 million at March 31, 2007 and $.4 million at December 31, 2006. At March 31, 2007 and December 31, 2006 there were no loans classified as loss. At March 31, 2007, and December 31, 2006, respectively, non-accrual loans were $2.6 million and $2.5 million. At March 31, 2007 and December 31, 2006, respectively, accruing loans delinquent 90 days or more totaled $283,000 and $1,000. At March 31, 2007 and December 31, 2006, the allowance for loan losses was $6.2 million and $6.1 million, respectively or approximately .96% of loans at December 31, 2006 and 1.03% at March 31, 2007.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, borrowings and the proceeds from principal and interest payments on loans. In addition, securities maturities and amortization of mortgage-backed securities are structured to provide a source of liquidity. Sales of loans and available for sale securities can also provide liquidity should the need arise. While maturities and scheduled amortization of loans and mortgage-backed securities are a predictable source of funds, deposit flows and mortgage and mortgage-backed securities prepayments are greatly influenced by general interest rates, economic conditions and competition. Liquidity management is both a daily and long-term function of the Company’s management strategy. In the event that the Company should require funds beyond its ability to generate them internally, additional funds are available through the use of FHLB advances, brokered deposits and federal funds purchased.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the subsidiary bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).
Management believes, as of March 31, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Company and Bank’s actual capital amounts and ratios under the state charter are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007
Total Capital (to Risk-Weighted Assets)
Consolidated	$78,847	12.5%	$55,212	8.0%		$	N/A
Bank	75,832	11.6	55,155	8.0	68,944		10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	73,041	11.6	27,606	4.0			N/A
Bank	69,603	10.7	27,578	4.0	41,366		6.0

Tier I Capital (to Average Assets)
Consolidated	72,619	8.4%	34,684	4.0			N/A
Bank	69,603	8.1	34,600	4.0	43,250		5.0

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is http://www.sec.gov.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

An important component of Lincoln Bank’s asset/liability management policy includes examining the interest rate sensitivity of its assets and liabilities and monitoring the expected effects of interest rate changes on the economic value of its assets. An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. If Lincoln Bank’s assets mature or reprice more quickly or to a greater extent than its liabilities, economic value and net interest income would tend to increase during periods of rising interest rates, but decrease during periods of falling interest rates. Conversely, if Lincoln Bank’s assets mature or reprice more slowly or to a lesser extent than its liabilities, economic value and net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates.

The Bank’s board of directors has delegated responsibility for the day-to-day management of interest rate risk to the Asset/Liability (“ALCO”) Committee. The ALCO Committee meets weekly to manage and review Lincoln Bank’s assets and liabilities. The ALCO Committee establishes interest rates for deposits and reviews loan product pricing. The committee considers the bank’s interest rate risk position, liquidity needs and competitive pricing.

Presented below, as of March 31, 2007, is an analysis showing the present value impact of changes in interest rates, assuming a comprehensive mark-to-market environment. Noninterest sensitive assets and liabilities such as cash, accounts receivable, fixed assets, and other liabilities are excluded from the analysis.

Economic Value
	Present Value at March 31, 2007 Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Investments	$165,067	$163,356	$160,070	$152,915	$146,914
Loans	666,672	653,207	636,918	618,452	600,419
Total interest sensitive assets	831,739	816,563	796,988	771,367	747,333

Interest Sensitive Liabilities
Deposits	(659,264)	(649,189)	(639,998)	(631,446)	(623,473)
Borrowings and repurchase agreements	(103,645)	(102,838)	(102,215)	(98,400)	(94,475)
Total interest sensitive liabilities	(762,909)	(752,027)	(742,213)	(729,846)	(717,948)

Net market value as of March 31, 2007	68,830	64,536	54,775	41,521	29,385
Change from current	14,055	9,761	---	(13,254)	(25,390)

The same information as of December 31, 2006 is presented below.

Economic Value
	Present Value at December 31, 2006 Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In Thousands)

Interest Sensitive Assets
Investments	$164,398	$162,623	$160,045	$154,521	$148,496
Loans	645,847	637,404	624,753	608,960	592,438
Total interest sensitive assets	810,245	800,027	784,798	763,481	740,934

Interest Sensitive Liabilities
Deposits	(640,002)	(629,328)	(619,314)	(609,910)	(601,070)
Borrowings and repurchase agreements	(127,439)	(123,547)	(120,660)	(118,874)	(118,014)
Total interest sensitive liabilities	(767,441)	(752,875)	(739,974)	(728,784)	(719,084)

Net market value as of December 31, 2006	42,804	47,152	44,824	34,697	21,850
Change from current	(2,020)	2,328	---	(10,127)	(22,974)

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

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Number of Shares Yet to Be Purchased Under the Plan
January 1-31, 2007	--	--	--	44,433
February 1-28, 2007	937	$20.00	--	44,433
March 1-31, 2007	--	--	--	44,433
Total	937	$20.00	--	44,433
_______________________
(1)	The 937 shares redeemed were not part of a publicly announced repurchase plan or program. These shares were owned and tendered as payment by an employee as payment for an option exercise.

(2)
The Company announced a stock repurchase program on April 23, 2003, and up to 44,433 additional shares may still be repurchased under that program. The repurchase program does not have an expiration date.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits
10(1)	Amended Lincoln Bancorp Incentive Plan
31(1)	Certification required by 17 C.F.R. § 240.13a-14(a)
31(2)	Certification required by 17 C.F.R. § 240.13a-14(a)
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN BANCORP

Date: May 9, 2007	By:	/s/ Jerry R. Engle
Jerry R. Engle
President and Chief Executive Officer

Date: May 9, 2007	By:	/s/John M. Baer
John M. Baer
Secretary and Treasurer

EXHIBIT INDEX

No.	Description	Location
10 (1)	Amended Lincoln Bancorp Incentive Plan	Attached
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached