Form 10-Q
period 2007-06-30
LINCOLN BANCORP /IN/
filed 2007-08-08
CIK 1070259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐         No ☒

The number of shares of the Registrant’s common stock, without par value, outstanding as of June 30, 2007 was 5,353,481.

LINCOLN BANCORP AND SUBSIDIARY

FORM 10-Q

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined in the notes to the consolidated condensed financial statements), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-Q are cautioned that any such forward-looking statements are made as of the date of this report and are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; or regulatory changes. We do not undertake to update any forward-looking statement that we may make in this Form 10-Q.

PART I FINANCIAL INFORMATION

Item 1.                      Financial Statements

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Balance Sheets

	June 30, 2007 (Unaudited)	December 31, 2006
Assets
Cash and due from banks	$3,651,853	$4,457,257
Interest-bearing demand deposits in other banks	25,715,125	13,951,460
Cash and cash equivalents	29,366,978	18,408,717
Investment securities available for sale	177,248,872	151,237,001
Loans held for sale	2,040,675	3,713,010
Loans, net of allowance for loan losses of $6,246,388 and $6,129,069	606,049,989	629,283,375
Premises and equipment	16,014,351	14,296,685
Investments in limited partnerships	1,213,719	1,252,091
Federal Home Loan Bank stock	8,808,200	8,808,200
Interest receivable	5,082,439	4,785,639
Goodwill	23,906,877	23,906,877
Core deposit intangible	2,415,795	2,690,255
Cash value of life insurance	20,594,055	20,171,426
Other assets	6,210,981	4,989,513
Total assets	$898,952,931	$883,542,789

Liabilities
Deposits
Noninterest-bearing	$58,322,684	$51,062,255
Interest-bearing	641,165,555	604,601,833
Total deposits	699,488,239	655,664,088
Securities sold under repurchase agreements	15,673,728	16,863,656
Borrowings	77,051,073	103,608,175
Interest payable	2,435,984	2,460,498
Other liabilities	6,235,589	5,646,466
Total liabilities	800,884,613	784,242,883

Commitments and Contingencies

Shareholders’ Equity
Common stock, without par value
Authorized - 20,000,000 shares
Issued and outstanding - 5,353,481 and 5,329,687 shares	62,347,029	62,020,927
Retained earnings	40,139,699	41,035,822
Accumulated other comprehensive loss	(1,772,190)	(961,453)
Unearned employee stock ownership plan (ESOP) shares	(2,646,220)	(2,795,390)
Total shareholders’ equity	98,068,318	99,299,906
Total liabilities and shareholders’ equity	$898,952,931	$883,542,789

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY

Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest Income
Loans receivable, including fees	$11,019,204	$10,366,654	$21,969,324	$20,102,934
Investment securities	2,245,184	2,135,844	4,220,467	4,059,440
Deposits with financial institutions	131,199	135,206	316,233	343,557
Dividend income	87,961	139,302	202,818	275,852
Total interest and dividend income	13,483,548	12,777,006	26,708,842	24,781,783
Interest Expense
Deposits	6,826,510	5,679,864	13,512,435	10,713,780
Short-term borrowings	157,471	98,297	317,167	178,561
Federal Home Loan Bank advances	1,163,202	1,272,548	2,182,258	2,569,707
Total interest expense	8,147,183	7,050,709	16,011,860	13,462,048
Net Interest Income	5,336,365	5,726,297	10,696,982	11,319,735
Provision for loan losses	100,000	266,202	307,000	501,751
Net Interest Income After Provision for Loan Losses	5,236,365	5,460,095	10,389,982	10,817,984
Other Income
Service charges on deposit accounts	644,416	553,810	1,186,211	1,041,693
Net realized and unrealized gains (losses) on loans held for sale	(166,860)	67,155	(1,173,139)	121,945
Net realized gains (losses) on sales of securities	365,772	--	(52,951)	3,697
Point of sale income	233,960	182,630	427,648	349,895
Loan servicing fees	75,486	85,940	152,416	175,973
Increase in cash value of life insurance	210,384	164,576	422,629	326,618
Gain on termination of forward commitment	358,750	--	358,750	--
Other income	162,046	250,988	381,995	483,676
Total other income	1,883,954	1,305,099	1,703,559	2,503,497
Other Expenses
Salaries and employee benefits	3,069,558	2,834,179	6,165,422	5,645,816
Net occupancy expenses	591,279	491,744	1,136,532	1,026,311
Equipment expenses	418,892	383,540	844,861	755,809
Data processing fees	674,366	566,045	1,206,263	1,198,168
Professional fees	176,793	209,604	321,030	435,946
Director and committee fees	96,516	111,763	212,992	226,586
Advertising and business development	296,528	186,343	578,505	338,724
Core deposit intangible amortization	137,231	162,200	274,461	324,401
Other expenses	732,995	763,765	1,391,491	1,338,627
Total other expenses	6,194,158	5,709,183	12,131,557	11,290,388
Income (Loss) Before Income Tax	926,161	1,056,011	(38,016)	2,031,093
Income tax expense (benefit)	122,934	269,750	(416,119)	466,215
Net Income	$803,227	$786,261	$378,103	$1,564,878
Basic Earnings per Share	$0.16	$0.16	$0.07	$0.31
Diluted Earnings per Share	$0.15	$0.15	$0.07	$0.30
Dividends per Share	$0.14	$0.14	$0.28	$0.28

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net Income	$803,227	$786,261	$378,103	$1,564,878
Other comprehensive income (loss), net of tax
Unrealized losses on securities available for sale
Unrealized holding losses arising during the period, net of tax benefit of $631,959, $470,307, $493,735, and $847,731	(1,130,617)	(827,655)	(870,789)	(1,501,243)
Less: Reclassification adjustment for realized gains (losses) included in net income, net of tax expense (benefit) of 141,987, -0- , $(4,329) and $1,257	223,785	-0-	(48,622)	2,440
Reclassification adjustment for amortization of additional pension liability recognized in expense under FAS 158, net of tax benefit of $3,748, -0-, 7,496 and -0-	5,715	-0-	11,430	-0-
	(1,348,687)	(827,655)	(810,737)	(1,503,683)
Comprehensive income (loss)	$(545,460)	$(41,394)	$(432,634)	$61,195

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Statement of Shareholders’ Equity
For the Six Months Ended June 30, 2007
(Unaudited)

	Common Stock			Accumulated Other
	Shares Outstanding	Amount	Retained Earnings	Comprehensive Loss	Unearned ESOP Shares	Total

Balances, January 1, 2007	5,329,687	$62,020,927	$41,035,822	$(961,453)	$(2,795,390)	$99,299,906

Net income for the period			378,103			378,103
Unrealized losses on securities, net of reclassification adjustment				(822,167)		(822,167)
Purchase of common stock	(7,937)	(148,950)				(148,950)
Stock options exercised	31,731	396,638				396,638
Stock option expense		38,100				38,100
ESOP shares earned			138,769		149,170	287,939
Amortization of unearned compensation expense		40,314	8,857			49,171
Amortization of additional pension liability recognized under FAS 158				11,430		11,430
Cash dividends ($.28 per share)			(1,421,852)			(1,421,852)

Balances, June 30, 2007	5,353,481	$62,347,029	$40,139,699	$(1,772,190)	$(2,646,220)	$98,068,318

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,
	2007	2006
Operating Activities
Net income	$378,103	$1,564,878
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	307,000	501,751
Investment securities (amortization) accretion, net	13,968	15,192
Investment securities (gains) losses	52,951	(3,697)
Loans originated for sale	(36,491,298)	(10,814,656)
Proceeds from sale of loans and payments received on loans held for sale	40,108,216	10,580,143
Net realized and unrealized (gains) losses on loans held for sale	1,173,139	(121,945)
Amortization of net loan origination costs (fees)	342,840	281,798
Amortization of purchase accounting adjustments	158,456	121,839
Depreciation and amortization	878,748	904,755
Amortization of unearned compensation expense	49,171	55,651
ESOP shares earned	287,939	274,669
Net change in:
Interest receivable	(296,800)	(527,795)
Interest payable	(24,514)	76,808
Other adjustments	(346,624)	257,030
Net cash provided by operating activities	6,591,295	3,166,421

Investing Activities
Purchases of securities available for sale	(62,910,328)	(22,031,191)
Proceeds from sales of securities available for sale	--	211,577
Proceeds from maturities of securities available for sale	5,432,665	9,530,398
Proceeds from sales of securities held for trading	66,982,682	--
Proceeds from maturities of securities held for trading	402,552	--
Net change in loans	(18,209,133)	(28,430,677)
Purchases of property and equipment	(2,613,162)	(409,837)
Proceeds from sales of foreclosed real estate	202,673	349,370
Other investing activities	2,801	--
Net cash used in investing activities	(10,709,250)	(40,780,360)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand, money market and savings deposits	15,977,875	40,216,271
Certificates of deposit	27,892,131	18,675,629
Short term borrowings	(1,189,928)	1,755,880
Proceeds from FHLB advances	126,307,857	37,500,000
Repayment of FHLB advances	(152,857,857)	(61,200,000)
Dividends paid	(1,418,521)	(1,423,105)
Purchase of common stock	(148,950)	(289,500)
Exercise of stock options	396,638	148,279
Net change in advances by borrowers for taxes and insurance	116,971	67,334
Net cash provided by financing activities	15,076,216	35,450,788

Net Change in Cash and Cash Equivalents	10,958,261	(2,163,151)

Cash and Cash Equivalents, Beginning of Period	18,408,717	16,735,797

Cash and Cash Equivalents, End of Period	$29,366,978	$14,572,646

Additional Cash Flows and Supplementary Information
Interest paid	$16,036,374	$13,385,240
Income tax paid	--	340,000
Loan balances transferred to foreclosed real estate	114,578	879,373
Transfer of loans to held for sale loans - net	40,741,148	--
Transfer of investment securities available for sale to trading securities	29,718,011	--
Securitization of loans	37,297,938	--

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

The interim consolidated financial statements at June 30, 2007 and for the three months and six months ended June 30, 2007 and 2006, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the three-month and six-month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2006 has been derived from the audited consolidated balance sheet of the Company as of that date.

Reclassifications of certain amounts in the 2006 consolidated financial statements have been made to conform to the 2007 presentation.

Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

	Three Months Ended June 30, 2007				Three Months Ended June 30 , 2006
	Income	Weighted Average Shares	Per Share Amount		Income	Weighted Average Shares	Per Share Amount
Basic earnings per share
Income available to common shareholders	$803,227	5,052,854	$	. 16	$786,261	5,049,004	$	. 16

Effect of dilutive RRP awards and stock options		134,614				125,518
Diluted earnings per share
Income available to common shareholders and assumed conversions	$803,227	5,187,468	$	. 15	$786,261	5,174,522	$	. 15

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic earnings per share
Income available to common shareholders	$378,103	5,042,808	$.07	$1,564,878	5,044,723	$	. 31

Effect of dilutive RRP awards and stock options		140,286			121,471
Diluted earnings per share
Income available to common shareholders and assumed conversions	$378,103	5,183,094	$.07	$1,564,878	5,166,194	$	. 30

Options to purchase 8,500 shares of common stock at exercise prices of $17.69 and $19.15 per share were outstanding at June 30, 2007, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

Option to purchase 120,000 shares of common stock at exercise prices of $18.50 to $18.75 per share were outstanding at June 30, 2006, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

Note 3: Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. This Statement provides the following: 1) revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. This standard is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to retained earnings. Management did not elect to carry servicing rights at fair value but instead is amortizing those servicing rights over the period of estimated net servicing income and assessing the servicing assets for impairment.

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

In September 2006, the FASB Emerging Issues Task Force (EITF) finalized Issue No. 06−5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85−4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The adoption of EITF No. 06-5 did not have a material impact on financial condition or results of operations.

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

Financial Condition

Assets totaled $899.0 million at June 30, 2007, an increase from December 31, 2006 of $15.4 million.  The increase in assets occurred in cash and cash equivalents, up $11.0 million and investment securities available for sale, up $26.0 million.  Net of the allowance for loan losses, loans decreased $23.2 million. Loan growth was experienced in commercial loans, up $32.0 million while all other major categories of loans declined from year end balances.  Residential real estate mortgages declined $52.0 million from a combination of the balance sheet restructuring and the continued sale of the majority of our residential mortgage loan production in the secondary market.   As part of the restructuring, we securitized $37.3 million of residential mortgages and sold the resulting securities.  The majority of this cash was used to purchase securities for our investment portfolio at yields greater than the loans in the restructuring.  A portion of the cash was used to fund commercial loan growth.  Cash flow from these securities will be used to fund future commercial loan growth.

Restructuring Strategy:  Lincoln Bank is continuing its transformation from a traditional savings and loan to a commercial bank. As previously announced, the Bank converted its charter from a thrift to a state-chartered commercial bank  November 1, 2006. In late March, 2007, management approved a strategic restructuring of a portion of the Bank’s balance sheet effective March 31, 2007 including the sale of certain securities as well as a portion of the Bank’s fixed rate mortgage loan portfolio. The restructuring was completed during the second quarter.

Repositioning the Balance Sheet: The sale of mortgage loans continued the process of transforming the balance sheet from a traditional thrift asset and liability mix to a commercial bank structure. In addition, the reinvestment into securities allowed the Bank to structure expected cash flows that will support its planned increase in commercial and commercial real estate lending. Both the mortgages and the securities sold were generally those of lower yield in our portfolio of assets. The Company expects to realize immediate benefit in current earnings as a result of reinvesting in the new securities and additional benefit as cash flows from the new securities are received over the next several years, providing funding for our expected commercial growth. Lastly, the sale of mortgages and the reinvestment into securities should have a risk based capital benefit, helping offset some of the capital pressures caused by our current commercial growth.

Restructuring Securities: As a part of the planned restructuring, the Bank transferred securities with a market value at March 31, 2007 of $29.7 million from available for sale securities into trading securities and recognized a pretax loss of $419,000. As a result of movements in interest rates the actual loss incurred when these securities were sold totaled only $356,000. The average yield for this group of securities was approximately 4.64%. The reinvestment of the proceeds yielded 5.48% for investments purchased and approximately 7.50% for proceeds used to fund commercial loan originations. Approximately $22.7 million of the sale proceeds were reinvested in securities and the remainder was used to fund current commercial growth. The transaction is expected to improve net interest margin through redeployment of the proceeds into higher yielding assets.

Restructuring Loans: The securitization and sale of approximately $44.2 million of residential mortgage loans with an average yield of approximately 5.01% was also approved as part of the restructuring. The loans were transferred from our held for investment portion of our loan portfolio to held for sale at the lower of cost or market. We recognized a pretax loss of $1,327,000 in the quarter ending March 31, 2007 when we marked the loans to market value. An additional market value loss of $753,000 was recognized in the quarter ending June 30, 2007. Ultimately, held for sale loans totaling $3.65 million were transferred back into loans held for investment at their fair market value of $3.50 million.  The securitized loans had an original maturity of 10 and 15 years and were seasoned an average of nearly 3 years. Total proceeds from the sale of the securitized loans were approximately $37.3 million.  Of these proceeds, approximately $33.8 million was reinvested into available-for-sale securities with a weighted average yield of approximately 5.60%.  The remainder of the proceeds were used to fund commercial loan growth. A gain on sale totaling $303,000, net of costs, was recognized when the securitized loans were sold.

Estimated EPS Increase from Restructuring: We continue to believe that the result of this restructuring will positively impact annual earnings per share in the range of $.06 to $.09.

Interest bearing demand deposits in other banks increased by $11.8 million from December 31, 2006.  Increased levels of public funds deposits at quarter end caused this increase.

Interest rate increases in the external market following our March 31, 2007 valuation affected the sales price of the assets sold in the restructuring.  Generally, this market movement would have resulted in a greater restructuring loss overall than the loss that was recognized at March 31, 2007.  However, as a part of the restructuring, management entered into a forward sale contract early in the second quarter to deliver certain securities at a certain interest rate.  The intent of this transaction was to partially protect against interest rate movements during the time it took to complete the securitization of the mortgage loans and the ultimate sale of the resulting securities. In addition, the Bank retained the servicing rights on the mortgages securitized and sold which resulted in the creation of mortgage servicing rights.  The gain on these servicing rights totaled $296,000 and is also included as part of the restructuring transaction.

The following table summarizes by quarter the final results of the restructuring transaction and the financial statement income line affected.

Restructuring item	Included in income statement line	Quarter ending June 30, 2007	Quarter ending March 31, 2007	Year-to-date June 30, 2007

Loans– loss on mark-to market and reclassification to securities	Net gains (losses) on loans held for sale	$(752,776)	$(1,327,359)	$(2,080,135)
Loans securitized and sold – establish mortgage servicing right	Net gains (losses) on loans held for sale	296,352	-0-	296,352
Subtotal	Net gains (losses) on loans held for sale	(456,424)	(1,327,359)	(1,783,783)
Sale of securitized mortgage loan security	Net realized gains (losses) on sales of securities	303,100	-0-	303,100
Gains (losses) on trading securities	Net realized gains (losses) on sales of securities	62,670	(418,723)	(356,053)
Income related to forward sale contract termination	Gain on termination of forward commitment	358,750	-0-	358,750
Subtotal of restructuring effect on pre-tax net income		268,096	(1,746,082)	(1,477,986)
Tax effect on above transactions		103,276	(671,944)	(568,668)
Net income effect of restructuring		$164,820	$(1,074,138)	$(909,318)

Total deposits were $699.5 million at June 30, 2007, an increase of $43.8 million since December 31, 2006.  Growth occurred in nearly every category of deposits with noninterest-bearing deposits up $7.3 million, interest-bearing demand deposits up $3.2 million, money market deposits up $13.7 million and certificates of deposit, up $27.9 million.  The growth occurred as customers shifted funds into our higher competitively priced money market accounts and shorter term certificate of deposit specials. This shift resulted in an $8.1 million decline in savings deposits.  We introduced new deposit accounts during the latter portion of the first quarter of 2007. We have been very successful in attracting new accounts, but much of the growth has been at the cost of adding higher interest rate accounts and offering premiums to customers. Securities sold under agreement to repurchase were $15.7 million and borrowings were $77.1 million at June 30, 2007. Both declined by $1.2 million and $26.6 million, respectively, from year end 2006. The decline in borrowings was the result of repayment of short-term Federal Home Loan Bank advances from cash as a result of increased deposit balances.

Shareholders’ equity declined slightly from $99.3 million at December 31, 2006 to $98.1 million at June 30, 2007. The majority of the decline was the result of  a decline in accumulated other comprehensive income resulting from an increase in unrealized losses on securities of $822,000 and dividends paid out in excess of earnings resulting from the restructuring losses absorbed in the first quarter. Management’s review of available-for-sale securities in a loss position determined that the impairments were not other-than-temporary impairment because the fluctuation in values was primarily the result of changes in interest rates.  As of June 30, 2007 management has both the ability and the intent to hold these securities until recovery.  Management does classify these securities as “available-for-sale” under the definition of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities so certain circumstances, such as changes in market interest rates and related changes in the security's prepayment risk, needs for liquidity (for example, due to the withdrawal of deposits, increased demand for loans), changes in the availability of and the yield on alternative investments or changes in funding sources and terms could change management’s assessment of its ability and intent to hold these securities. As noted above the Company began a major restructuring of its balance sheet during the first quarter of 2007. As a part of this process management identified certain securities for which its intent to hold until maturity has changed. As a result of this change in intent these securities were immediately moved to the Company’s trading portfolio and appropriate losses were recognized through the income statement as of March 31, 2007. Also as noted above management sold these securities during the second quarter of 2007 and reinvested the proceeds. Subsequent changes in value and/or additional gains or losses were recognized through the income statement at that time.

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006

Net income for the quarter ended June 30, 2007 was $803,000, or $.16 for  basic and $.15 for diluted earnings per share. This compared to net income for the comparable period in 2006 of $786,000, or $.16 for basic and $.15 for diluted earnings per share.

Net interest income for the second quarter of 2007 was $5,336,000 compared to $5,726,000 for the same period in 2006. Net interest margin fell to 2.57% for the three-month period ended June 30, 2007 compared to 2.81% for the same period in 2006. The average yield on earning assets increased 21 basis points for the second quarter of 2007 compared to the same period in 2006 while the average cost of interest-bearing liabilities increased 48 basis points in 2007 compared to 2006. This decreased interest rate spread from 2.37% for the 2006 period to 2.10% for the 2007 period, or 27 basis points. Competitive pressures in the current flat yield curve environment combined with the customers’ perceived lack of benefit in longer maturity certificates of deposit over the last year has resulted in a more liability sensitive position for the Bank. Consequently our shorter-term liabilities are repricing at a faster rate than our earning assets in a rising interest rate environment.  The restructuring described above is intended to improve our net interest margin going forward.

The Bank’s provision for loan losses for the second quarter of 2007 was $100,000 compared to $266,000 for the same period in 2006. Non-performing loans to total loans at June 30, 2007 were .44% compared to .38% at December 31, 2006, while non-performing assets to total assets were .33% at June 30, 2007 compared to .31% at December 31, 2006. The allowance for loan losses as a percent of loans was 1.02% at June 30, 2007 and .96% at December 31, 2006. During the second quarter of 2007, the Bank incurred $83,000 in net charged off loans compared to net charged off loans in the same quarter of 2006 totaling $91,000.

Other income for the three months ended June 30, 2007 was $1,884,000 compared to income of $1,305,000 for the same quarter of 2006.  Other income for the quarter ended June 30,2007 included a net $268,000 of income related to the balance sheet restructuring discussed above.  This is reflected in the following categories:  $(456,000) in net realized and unrealized gains (losses) on loans held for sale; $366,000 in net realized gains (losses) on sale of securities; and, $358,000 of gain on termination of a forward commitment.  Management may elect to use this strategy from time to time, however, the use of derivatives requires specific approval by the board of directors and is not often used by the Company.  The table presented in the Financial Condition section, summarizes the effects of the restructuring on the second quarter of 2007.  Service charges on deposit accounts and point of sale income, up $91,000 and $51,000 respectively, continue to increase as a result of increased numbers of checking accounts.  Our premium checking account program has nearly doubled our new account openings.  The increase of $46,000 in cash value of life insurance income is the result of additional insurance being purchased in the fourth quarter of 2006 as well as increased yields on the variable rate policies.

Other expenses were $6,194,000 for the three months ended June 30, 2007, a $485,000 increase compared to $5,709,000 for the same three months of 2006. The largest increase of $235,000 was in salaries and employee benefits totaling $3,069,000 for the second quarter of 2007 compared to $2,834,000 during the same quarter of 2006. The primary reason for the increase was an increase in higher compensated commissioned sales staff.  We have been able to realign some staffing positions and have reduced full-time equivalent employees from 235 at the end of the second quarter of 2006 to 229 at June 30, 2007.  We incurred additional increases in other expenses during the second quarter of 2007 when compared to the same quarter in 2006 in the following categories.  Occupancy expenses were up $100,000 to $592,000 primarily as a result of increased real estate taxes on all our facilities.  Also, additional costs were incurred from adding our loan production office on the north side of Indianapolis during the second quarter of 2006 and our newest branch location on Emerson Avenue in Greenwood opened during the second quarter of this year.  Data processing expense increased $108,000 to $674,000 as a result of an increase in the number of new deposit accounts and increased activity in the use of our debit and ATM cards.  Advertising and business development increased $110,000 to $297,000 to support expanded marketing for our new checking products and our efforts to increase core deposit relationships through direct marketing.

Income tax expense for the three months ended June 30, 2007 was $123,000 or 13.2% of income before income tax expense. This compares to $270,000 or 25.5% of income before income tax expense for the period ended June 30, 2006. The difference between the actual rate recorded and the statutory rates was primarily due to permanent, non-taxable income recorded such as qualifying municipal interest and increases in cash value of life insurance and the benefit of a low income housing tax credit.

Comparison of Operating Results for the Six Months Ended June 30, 2007 and 2006

Net income for the six month period ended June 30, 2007 was $378,000, or $.07 for both basic diluted earnings per share. This compared to net income for the comparable period in 2006 of $1,565,000 or $.31 for basic and $.30 for diluted earnings per share.  As noted above, during the first quarter of 2007, the Bank began a strategy to restructure its balance sheet and, as a result, incurred a first quarter after-tax loss.  The total year-to-date effect of the restructuring was a net loss of $909,000, or $.18 for both basic and diluted earnings per share.

Net interest income year-to-date through June 30, 2007 declined by $623,000 from $11.3 million year-to-date 2006 to $10.7 million year-to-date in 2007. The Bank continues to be challenged by a combination of factors including its liability sensitive balance sheet position as well as the relatively flat interest rate curve.  Over the last eighteen to twenty-four months the bank has experienced a substantial volume of lower rate, longer term certificates of deposit that have matured and then renewed into a substantially higher rate and generally shorter term maturity.  While the Bank did have new assets and assets re-pricing during this period there were not as many assets re-pricing nor was the increase in yield on those assets as great as the increase in rate on the certificates of deposit.   Net interest margin fell to 2.58% for the six-month period ended June 30, 2007 compared to 2.81% for the same period in 2006. The average yield on earning assets increased 30 basis points for the six month period ending June 30, 2007 compared to the same period in 2006 while the average cost of interest-bearing liabilities increased 57 basis points in 2007 compared to 2006. This decreased interest rate spread from 2.39% for the 2006 period to 2.12% for the 2007 period, or 27 basis points.

The Bank’s provision for loan losses year-to-date through June 30, 2007 was $307,000 compared to $502,000 for the same period in 2006.

Other income year-to-date through June 30, 2007 was $1,704,000 compared to income of $2,503,000 for the same quarter of 2006.  Other income for the period ended June 30, 2007 included a net $1,478,000 of expense related to the balance sheet restructuring discussed above.  This is illustrated in the table presented in the Financial Condition section.   Excluding the balance sheet restructuring charges other income would have increased $679,000 to $3,182,000.  Much of this increase was due to selling substantially all of our mortgage loan production in 2007.  Through most of the first and second quarters of 2006 we retained a substantial portion of our mortgage loan production.  Excluding the restructuring charges, net gains on sales of loans would have increased $489,000 from year-to-date June 30, 2006. We have also started to see the benefit of the increased account openings resulting from our consumer checking account campaign. Service charges on deposit accounts have increased from $1,042,000 year-to-date through June 30, 2006 to $1,186,000 year-to-date through June 30, 2007 or $144,000.  Also, with the new accounts we added our point of sale income has also increased, from $350,000 year-to-date through June 30, 2006 to $428,000 year-to-date through June 30, 2007.  Loan servicing fees did decline as mortgages were sold and normal payments and payoff’s reduced the average outstanding serviced loans balance.  The restructuring described above should reverse this trend since servicing was retained on the loans that were securitized. The increase of $96,000 in cash value of life insurance income is the result of additional insurance being purchased in the fourth quarter of 2006 as well as increased yields on the variable rate policies.

Other expenses for the six month period ended June 30, 2007 were $12,132,000, an increase of $842,000 over the same period in 2006.  Most of the increase was in salaries and employee benefit costs, up $520,000 and advertising and business development, up $240,000 for essentially the same reasons mentioned for the quarter and described above.

Income tax benefit for the six months ended June 30, 2007 was $416,000 on $38,000 of loss before income tax expense. This compares to income tax expense of $466,000 on $2,031,000 of income before income tax for the six month period ended June 30, 2006. The difference between the actual rate recorded and the statutory rates was primarily due to permanent, non-taxable income recorded such as qualifying municipal interest and increases in cash value of life insurance and the benefit of a low income housing tax credit..

Asset Quality

The Company currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements. Special mention loans represent credits that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Lincoln’s credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies on the loans are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Lincoln had $17.3 million and $7.4 million of loans classified as special mention as of June 30, 2007 and December 31, 2006, respectively. The increase in special mention loans was primarily due to three unrelated credits. In addition, Lincoln had $4.3 million and $5.6 million of loans classified as substandard at June 30, 2007 and December 31, 2006, respectively. Loans classified as doubtful totaled $.4 million at June 30, 2007 and $.4 million at December 31, 2006. At June 30, 2007 and December 31, 2006 there were no loans classified as loss. At June 30, 2007, and December 31, 2006, respectively, non-accrual loans were $2.7 million and $2.5 million. At June 30, 2007 and December 31, 2006, respectively, accruing loans delinquent 90 days or more totaled $-0- and $1,000. At June 30, 2007 and December 31, 2006, the allowance for loan losses was $6.2 million and $6.1 million, respectively or 1.02% of loans at June 30, 2007 and .96% at December 31, 2006.

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

Management believes, as of June 30, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Company and Bank’s actual capital amounts and ratios under the state charter are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007
Total Capital (to Risk-Weighted Assets)
Consolidated	$79,101	11.6%	$54,404	8.0%		N/A
Bank	76,862	11.3	54,295	8.0	$67,868	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	72,854	10.7	27,202	4.0		N/A
Bank	70,616	10.4	27,147	4.0	40,721	6.0

Tier I Capital (to Average Assets)
Consolidated	72,854	8.3	35,016	4.0		N/A
Bank	70,616	8.1	34,953	4.0	43,691	5.0

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

The Bank’s board of directors has delegated responsibility for the day-to-day management of interest rate risk to the Asset/Liability (“ALCO”) Committee. The ALCO Committee meets monthly to manage and review Lincoln Bank’s assets and liabilities. The ALCO Committee reviews interest rates for deposits and loan product pricing. The committee considers the bank’s interest rate risk position, liquidity needs and competitive pricing.

Presented below, as of June 30, 2007 is an analysis showing the present value impact of changes in interest rates, assuming a comprehensive mark-to-market environment. Noninterest sensitive assets and liabilities such as cash, accounts receivable, fixed assets, and other liabilities are excluded from the analysis.

	Economic Value
	Present Value at June 30, 2007 Change in Interest Rates of:
	-2%	-1%	Current		+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Investments	$192,442	$190,538		$185,809	$178,988	$171,635
Loans	622,733	614,451		606,078	596,615	587,626
Total interest sensitive assets	815,175	804,989		791,887	775,603	759,261

Interest Sensitive Liabilities
Deposits	(691,910)	(684,976)		(677,056)	(668,529)	(660,759)
Borrowings and repurchase agreements	(95,315)	(93,355)		(91,956)	(91,618)	(90,990)
Total interest sensitive liabilities	(787,225)	(778,331)		(769,012)	(760,147)	(751,749)

Net market value as of June 30, 2007	$27,941	$22,658		$22,875	$15,456	$7,512
Change from current	$5,066	$(217)	$	---	$(7,419)	$(15,363)

The same information as of December 31, 2006 is presented below.

	Economic Value
	Present Value at December 31, 2006 Change in Interest Rates of:
	-2%	-1%	Current		+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Investments	$164,398	$162,623		$160,045	$154,521	$148,496
Loans	645,847	637,404		624,753	608,960	592,438
Total interest sensitive assets	810,245	800,027		784,798	763,481	740,934

Interest Sensitive Liabilities
Deposits	(640,002)	(629,328)		(619,314)	(609,910)	(601,070)
Borrowings and repurchase agreements	(127,439)	(123,547)		(120,660)	(118,874)	(118,014)
Total interest sensitive liabilities	(767,441)	(752,875)		(739,974)	(728,784)	(719,084)

Net market value as of December 31, 2006	$42,804	$47,152		$44,824	$34,697	$21,850
Change from current	$(2,020)	$2,328	$	---	$(10,127)	$(22,974)

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares Yet to Be Purchased Under the Plan
April 1-30, 2007	--	--	--	44,433
May 1-31, 2007	--	$--	--	44,433
June 1-30, 2007	7,000	18.60	--	44,433
Total	7,000	$18.60	--	44,433
_______________________
(1)	The 7,000 shares redeemed were not part of a publicly announced repurchase plan or program.
(2)
The Company announced a stock repurchase program on April 23, 2003, and up to 44,433 additional shares may still be repurchased under that program. The repurchase program does not have an expiration date.

Item 3.                      Defaults Upon Senior Securities.

None

Item 4.                      Submission of Matters to Vote of Security Holders.

On April 17, 2007, the Company held its Annual Meeting of Shareholders. Three directors were elected to serve three-year terms expiring in 2010 as follows:

Name	Votes For	Votes Withheld

Jerry R. Engle	4,039,091	173,536
W. Thomas Harmon	4,039,840	172,787
Jerry R. Holifield	4,012,712	199,915

Item 5.                      Other Information.

None

Item 6.                      Exhibits

10(1)	Amended Lincoln Bancorp Incentive Plan
31(1)	Certification required by 17 C.F.R. § 240.13a-14(a)
31(2)	Certification required by 17 C.F.R. § 240.13a-14(a)
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN BANCORP

Date: August 8, 2007	By:	/s/ Jerry R. Engle
Jerry R. Engle
President and Chief Executive Officer

Date: August 8, 2007	By:	/s/ John M. Baer
John M. Baer
Secretary and Treasurer

EXHIBIT INDEX

No.	Description	Location

10(1)	Amended Lincoln Bancorp Incentive Plan	Incorporated by reference to Exhibit 10(1) to the Registrant’s Form 10-Q for the quarter ended March 31, 2007.
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached