Form 10-Q
period 2007-09-30
LINCOLN BANCORP /IN/
filed 2007-11-09
CIK 1070259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes ☐         No ☒

The number of shares of the Registrant’s common stock, without par value, outstanding as of September 30, 2007 was 5,363,821.

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

PART I FINANCIAL INFORMATION

Item 1.                      Financial Statements

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Balance Sheets

	September 30, 2007 (Unaudited)	December 31, 2006
Assets
Cash and due from banks	$3,202,406	$4,457,257
Interest-bearing demand deposits in other banks	5,414,588	13,951,460
Cash and cash equivalents	8,616,994	18,408,717
Investment securities available for sale	158,071,680	151,237,001
Loans held for sale	2,602,999	3,713,010
Loans, net of allowance for loan losses of $6,281,904 and $6,129,069	635,690,240	629,283,375
Premises and equipment	16,270,314	14,296,685
Investments in limited partnerships	1,216,463	1,252,091
Federal Home Loan Bank stock	8,808,200	8,808,200
Interest receivable	5,329,333	4,785,639
Goodwill	23,906,877	23,906,877
Core deposit intangible	2,289,622	2,690,255
Cash value of life insurance	20,807,539	20,171,426
Other assets	5,763,130	4,989,513
Total assets	$889,373,391	$883,542,789

Liabilities
Deposits
Noninterest-bearing	$50,058,690	$51,062,255
Interest-bearing	628,126,342	604,601,833
Total deposits	678,185,032	655,664,088
Securities sold under repurchase agreements	15,493,945	16,863,656
Borrowings	87,207,522	103,608,175
Interest payable	2,532,503	2,460,498
Other liabilities	7,295,755	5,646,466
Total liabilities	790,714,757	784,242,883

Commitments and Contingencies

Shareholders’ Equity
Common stock, without par value
Authorized - 20,000,000 shares
Issued and outstanding - 5,363,821 and 5,329,687 shares	62,482,787	62,020,927
Retained earnings	40,003,051	41,035,822
Accumulated other comprehensive loss	(1,255,569)	(961,453)
Unearned employee stock ownership plan (ESOP) shares	(2,571,635)	(2,795,390)
Total shareholders’ equity	98,658,634	99,299,906
Total liabilities and shareholders’ equity	$889,373,391	$883,542,789

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY

Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Interest Income	2007	2006	2007	2006
Loans receivable, including fees	$11,083,024	$10,830,701	$33,052,347	$30,933,635
Investment securities	2,372,435	2,129,479	6,592,902	6,188,919
Deposits with financial institutions	46,618	58,044	362,849	401,601
Dividend income	99,092	93,959	301,910	369,811
Total interest and dividend income	13,601,169	13,112,183	40,310,008	37,893,966
Interest Expense
Deposits	6,953,434	6,274,287	20,465,869	16,988,067
Short-term borrowings	161,272	152,114	478,439	330,675
Federal Home Loan Bank advances	985,701	1,155,650	3,167,958	3,725,357
Total interest expense	8,100,407	7,582,051	24,112,266	21,044,099
Net Interest Income	5,500,762	5,530,132	16,197,742	16,849,867
Provision for loan losses	150,000	119,993	457,000	621,744
Net Interest Income After Provision for Loan Losses	5,350,762	5,410,139	15,740,742	16,228,123
Other Income
Service charges on deposit accounts	620,574	558,813	1,806,786	1,600,506
Net realized and unrealized gains (losses) on loans held for sale	216,800	179,236	(956,339)	301,181
Net realized gains (losses) on sales of securities	13,896	--	(39,055)	3,697
Point of sale income	238,224	183,439	665,872	533,334
Loan servicing fees	97,802	81,159	250,218	257,132
Increase in cash value of life insurance	213,484	168,558	636,113	495,176
Gain on termination of forward commitment	--	--	358,750	--
Other income	176,337	254,633	558,331	738,309
Total other income	1,577,117	1,425,838	3,280,676	3,929,335
Other Expenses
Salaries and employee benefits	3,008,489	2,947,216	9,173,911	8,593,032
Net occupancy expenses	632,397	491,522	1,768,928	1,517,833
Equipment expenses	420,214	368,845	1,265,076	1,124,654
Data processing fees	697,751	538,816	1,904,014	1,736,984
Professional fees	329,251	268,122	650,281	704,068
Director and committee fees	102,036	101,863	315,028	328,449
Advertising and business development	299,970	257,632	878,475	596,356
Core deposit intangible amortization	126,173	145,554	400,633	469,995
Other expenses	714,759	609,072	2,106,250	1,947,699
Total other expenses	6,331,040	5,728,642	18,462,596	17,019,030
Income Before Income Tax	596,839	1,107,335	558,822	3,138,428
Income tax expense (benefit)	75,705	267,057	(340,414)	733,272
Net Income	$521,134	$840,278	$899,236	$2,405,156
Basic Earnings per Share	$0.10	$0.17	$0.18	$0.48
Diluted Earnings per Share	$0.10	$0.16	$0.17	$0.47
Dividends per Share	$0.14	$0.14	$0.42	$0.42

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net Income	$521,134	$840,278	$899,236	$2,405,156
Other comprehensive income (loss), net of tax
Unrealized gains/(losses) on securities available for sale
Unrealized holding gains/(losses) arising during the period, net of tax expense/ (benefit) of $330,331, $847,718, $(163,404), and $(13)	519,852	1,494,721	(350,937)	(6,522)
Less: Reclassification adjustment for realized gains (losses) included in net income, net of tax expense (benefit) of 4,949, -0- , $620 and $1,257	8,947	-0-	(39,675)	2,440
Reclassification adjustment for amortization of additional pension liability recognized in expense under FAS 158, net of tax benefit of $3,747, -0-, 11,241 and -0-	5,715	-0-	17,145	-0-
	516,620	1,494,721	(294,117)	(8,962)
Comprehensive income	$1,037,754	2,334,999	$605,119	$2,396,194

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Statement of Shareholders’ Equity
For the Nine Months Ended September 30, 2007
(Unaudited)

	Common Stock			Accumulated Other
	Shares Outstanding	Amount	Retained Earnings	Comprehensive Loss	Unearned ESOP Shares	Total

Balances, January 1, 2007	5,329,687	$62,020,927	$41,035,822	$(961,453)	$(2,795,390)	$99,299,906

Net income for the period			899,236			899,236
Unrealized losses on securities, net of reclassification adjustment				(311,261)		(311,261)
Purchase of common stock	(7,937)	(148,950)				(148,950)
Stock options exercised	42,071	525,888				525,888
Stock option expense		24,450				24,450
ESOP shares earned			188,443		223,755	412,198
Amortization of unearned compensation expense		60,472	13,285			73,757
Amortization of additional pension liability recognized under FAS 158				17,145		17,145
Cash dividends ($.42 per share)			(2,133,735)			(2,133,735)

Balances, September 30, 2007	5,363,821	$62,482,787	$40,003,051	$(1,255,569)	$(2,571,635)	$98,658,634

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating Activities
Net income	$899,236	$2,405,156
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	457,000	621,744
Investment securities accretion, net	14,237	19,987
Investment securities (gains) losses	39,055	(3,697)
Loans originated for sale	(49,451,960)	(30,356,061)
Proceeds from sale of loans and payments received on loans held for sale	52,715,209	29,166,690
Net realized and unrealized (gains) losses on loans held for sale	956,339	(301,181)
Amortization of net loan origination costs	482,814	449,767
Amortization of purchase accounting adjustments	246,004	192,308
Depreciation and amortization	1,307,238	1,336,721
Amortization of unearned compensation expense	73,757	83,477
ESOP shares earned	412,198	414,248
Net change in:
Interest receivable	(543,694)	(389,527)
Interest payable	72,005	394,567
Other adjustments	607,743	502,078
Net cash provided by operating activities	8,287,181	4,536,277

Investing Activities
Purchases of securities available for sale	(65,544,811)	(24,029,192)
Proceeds from sales of securities available for sale	14,892,178	211,577
Proceeds from maturities of securities available for sale	13,202,056	14,427,604
Proceeds from sales of securities held for trading	66,982,682	--
Proceeds from maturities of securities held for trading	402,552	--
Net change in loans	(48,227,524)	(38,271,182)
Redemption of Federal Home Loan Bank of Indianapolis stock	--	1,194,200
Purchases of property and equipment	(3,309,014)	(835,212)
Proceeds from sales of foreclosed real estate	308,951	997,950
Other investing activities	2,804	(1,100)
Net cash used in investing activities	(21,290,126)	(46,305,355)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand, money market and savings deposits	4,492,093	28,071,033
Certificates of deposit	18,082,349	48,321,623
Short term borrowings	(1,369,711)	3,569,780
Proceeds from FHLB advances	271,492,806	92,550,000
Repayment of FHLB advances	(287,882,806)	(129,550,000)
Dividends paid	(2,128,956)	(2,133,304)
Purchase of common stock	(148,950)	(379,000)
Exercise of stock options	525,888	188,355
Net change in advances by borrowers for taxes and insurance	148,509	671,404
Net cash provided by financing activities	3,211,222	41,309,891

Net Change in Cash and Cash Equivalents	(9,791,723)	(459,187)

Cash and Cash Equivalents, Beginning of Period	18,408,717	16,735,797

Cash and Cash Equivalents, End of Period	$8,616,994	$16,276,610

Additional Cash Flows and Supplementary Information
Interest paid	$24,040,261	$20,649,532
Income tax paid	--	780,000
Loan balances transferred to foreclosed real estate	230,175	1,034,428
Transfer of loans to held for sale loans - net	40,741,148	--
Transfer of investment securities available for sale to trading securities	29,718,011	--
Securitization of loans	37,297,938	--

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

The interim consolidated financial statements at September 30, 2007 and for the three months and nine months ended September 30, 2007 and 2006, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the three-month and nine-month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2006 has been derived from the audited consolidated balance sheet of the Company as of that date.

Reclassifications of certain amounts in the 2006 consolidated financial statements have been made to conform to the 2007 presentation.

Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

	Three Months Ended September 30, 2007				Three Months Ended September 30 , 2006
	Income	Weighted Average Shares	Per Share Amount		Income	Weighted Average Shares	Per Share Amount
Basic earnings per share
Income available to common shareholders	$521,134	5,063,477	$	. 10	$840,278	5,044,820	$	. 17

Effect of dilutive RRP awards and stock options		88,883				125,577
Diluted earnings per share
Income available to common shareholders and assumed conversions	$521,134	5,152,360	$	. 10	$840,278	5,170,397	$	. 16

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic earnings per share
Income available to common shareholders	$899,236	5,049,746	$.18	$2,405,156	5,044,712	$	. 48

Effect of dilutive RRP awards and stock options		123,151			122,819
Diluted earnings per share
Income available to common shareholders and assumed conversions	$899,236	5,172,897	$.17	$2,405,156	5,167,531	$	. 47

Options to purchase 131,000 shares of common stock at exercise prices of $17.58 to $19.15 per share were outstanding at September 30, 2007, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

Options to purchase 126,500 shares of common stock at exercise prices of $17.69 to $18.75 per share were outstanding at September 30, 2006, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

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

The Company’s primary market area for lending is central Indiana. When evaluating the adequacy of the allowance, consideration is given to this regional geographic concentration and the closely associated effect changing economic conditions have on the Company’s customers. The Company has not substantively changed any aspect to its overall approach in the determination of the allowance for loan losses. There have been no material changes in assumptions or estimation techniques as compared to prior periods that impacted the determination of the current period allowance.

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

Financial Condition

Assets totaled $889.4 million at September 30, 2007, an increase from December 31, 2006 of $5.8 million.  Substantial growth, totaling $63.0 million, in commercial and commercial real estate loans was offset by a reduction in mortgage loans of $49.8 million.  The reduction in mortgage loans is the result of the second quarter balance sheet restructuring as well as normal repayments.  As part of the restructuring, we securitized $37.3 million of residential mortgages and sold the resulting securities.  The majority of this cash was used to purchase securities for our investment portfolio at yields greater than the loans in the restructuring.  A portion of the cash was used to fund commercial loan growth.  Cash flow from these securities will be used to fund future commercial loan growth. Generally, the Bank continues to sell the majority of our residential mortgage loan production in the secondary market.   Consumer loans, excluding mortgages, declined by $5.2 million from December 31, 2007.

Restructuring Strategy:  Lincoln Bank continued its transformation from a traditional savings and loan to a commercial bank. As previously announced, the Bank converted its charter from a thrift to a state-chartered commercial bank  November 1, 2006. In late March, 2007, management approved a strategic restructuring of a portion of the Bank’s balance sheet effective March 31, 2007, including the sale of certain securities as well as a portion of the Bank’s fixed rate mortgage loan portfolio. The restructuring was completed during the second quarter.

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

The following table summarizes by quarter the final results of the restructuring transaction and the financial statement income line affected.  No further transactions affected third quarter 2007 results.

Restructuring item	Included in income statement line	Quarter ending June 30, 2007	Quarter ending March 31, 2007	Year-to-date September 30, 2007

Loans– loss on mark-to market and reclassification to securities	Net gains (losses) on loans held for sale	$(752,776)	$(1,327,359)	$(2,080,135)
Loans securitized and sold – establish mortgage servicing right	Net gains (losses) on loans held for sale	296,352	-0-	296,352
Subtotal	Net gains (losses) on loans held for sale	(456,424)	(1,327,359)	(1,783,783)
Sale of securitized mortgage loan security	Net realized gains (losses) on sales of securities	303,100	-0-	303,100
Gains (losses) on trading securities	Net realized gains (losses) on sales of securities	62,670	(418,723)	(356,053)
Income related to forward sale contract termination	Gain on termination of forward commitment	358,750	-0-	358,750
Subtotal of restructuring effect on pre-tax net income		268,096	(1,746,082)	(1,477,986)
Tax effect on above transactions		103,276	(671,944)	(568,668)
Net income effect of restructuring		$164,820	$(1,074,138)	$(909,318)

Total deposits were $678.2 million at September 30, 2007, an increase of $22.5 million since December 31, 2006.  Growth occurred primarily in certificates of deposit, up $18.0 million. We also experienced growth of $3.7 million in our interest bearing demand category where we introduced new products in combination with a direct mail and premium campaign.  Generally, this program has worked well in creating new relationships with the Bank. Our money market products grew $14.3 million while our savings products declined by $12.4 million. The money market growth occurred primarily as customers shifted funds from savings into our higher competitively priced money market accounts.  Securities sold under agreement to repurchase were $15.5 million and borrowings were $87.2 million at September 30, 2007. Both declined by $1.4 million and $16.4 million, respectively, from year end 2006. The decline in borrowings was the result of repayment of short-term Federal Home Loan Bank advances from cash as a result of increased deposit balances.

Shareholders’ equity declined slightly from $99.3 million at December 31, 2006 to $98.7 million at September 30, 2007. The majority of the decline was the result of dividends paid out in excess of earnings resulting from the restructuring losses absorbed in the first quarter. In addition, net unrealized losses on available-for-sale securities, net of net realized losses, increased $311,000 from December 31, 2006 to September 30, 2007.  Management’s review of available-for-sale securities in a loss position determined that the impairments were not other-than-temporary impairment because the fluctuation in values was primarily the result of changes in interest rates.  As of September 30, 2007 management has both the ability and the intent to hold these securities until recovery.  Management does classify these securities as “available-for-sale” under the definition of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities so certain circumstances, such as changes in market interest rates and related changes in the security's prepayment risk, needs for liquidity (for example, due to the withdrawal of deposits, increased demand for loans), changes in the availability of and the yield on alternative investments or changes in funding sources and terms could change management’s assessment of its ability and intent to hold these securities. As noted above, the Company began a major restructuring of its balance sheet during the first quarter of 2007. As a part of this process management identified certain securities for which its intent to hold until recovery changed. As a result of this change in intent these securities were immediately moved to the Company’s trading portfolio and appropriate losses were recognized through the income statement as of March 31, 2007. Also as noted above management sold these securities during the second quarter of 2007 and reinvested the proceeds. Subsequent changes in value and/or additional gains or losses were recognized through the income statement at that time.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

Net income for the quarter ended September 30, 2007 was $521,000, or $.10 for both basic diluted earnings per share. This compared to net income for the comparable period in 2006 of $840,000, or $.17 for basic and $.16 for diluted earnings per share.

Net interest income for the third quarter of 2007 was $5,501,000  compared to $5,530,000 for the same period in 2006. Net interest margin fell to 2.69% for the three-month period ended September 30, 2007 compared to 2.70% for the same period in 2006. The average yield on earning assets increased 27 basis points for the third quarter of 2007 compared to the same period in 2006 while the average cost of interest-bearing liabilities increased 27 basis points in 2007 compared to 2006.  Interest rate spread remained nearly identical for the two periods at 2.22% for the quarter ending September 30, 2007 and 2.23% for the like quarter in 2006. Competitive pressures in the current flat yield curve environment combined with the customers’ perceived lack of benefit in longer maturity certificates of deposit over the last year has resulted in a more liability sensitive position for the Bank. Consequently our shorter-term liabilities have been repricing at a faster rate than our earning assets in what was a rising interest rate environment.  The restructuring described above, combined with fewer maturing certificates repricing up at substantially higher rates, have combined for the leveling off of our decline in net interest spread experienced in previous quarters.

The Bank’s provision for loan losses for the third quarter of 2007 was $150,000 compared to $120,000 for the same period in 2006. Non-performing loans to total loans at September 30, 2007 were .43% compared to .38% at December 31, 2006, while non-performing assets to total assets were .33% at September 30, 2007 compared to .31% at December 31, 2006. The allowance for loan losses as a percent of loans was .97% at September 30, 2007 and .96% at December 31, 2006. During the third quarter of 2007, the Bank incurred $114,000 in net charged off loans compared to net charged off loans in the same quarter of 2006 totaling $17,000.

Other income for the three months ended September 30, 2007 was $1,577,000 compared to income of $1,426,000 for the same quarter of 2006 or an increase of $151,000.  Service charges on deposit accounts and point of sale income totaled $621,000 and $238,000, respectively. This resulted in increases of $62,000 and $55,000 respectively, when compared to the same period last year. As noted above, a new consumer marketing program was instituted in early 2007 resulting in additional transaction accounts that have increased these income sources.  Cash value of life insurance income was $213,000 for the third quarter of 2007. This was an increase of $45,000 from 2006 to 2007 as a result of additional insurance being purchased in the fourth quarter of 2006 as well as increased yields on the variable rate policies. The increased loss recognized in connection with our investment in a low income housing partnership was responsible for much of the decline in other miscellaneous income.

Other expenses were $6,331,000 for the three months ended September 30, 2007, a $602,000 increase compared to $5,729,000 for the same three months of 2006. Data  processing fees totaled $698,000 for the third quarter of 2007 or $159,000 more than the same quarter in 2006 as a result of new services as well as additional activity relating to new deposit accounts opened. Net occupancy expenses were $632,000 for the third quarter of 2007, an increase of  $141,000 over the same three month period in 2006. Substantial increases in our real estate taxes have caused over half of this increase.  Much of the remainder is due to the cost of additional facilities added in the first quarter of 2007. Other expense increased $106,000 across various categories and totaled $715,000 for the three months ended September 30, 2007 compared to the same period in 2006. A reduction in gain on sale of other real estate was one of the larger increases in other expenses. Salaries and employee benefits totaled $3,008,000 for the third quarter of 2007 compared to $2,947,000 during the same quarter of 2006. The primary reason for the increase was an increase in higher compensated commissioned sales staff.  Full-time equivalent employees averaged 228 for the third quarter of 2007 compared to 231 for the same quarter in 2006.

Income tax expense for the three months ended September 30, 2007 was $76,000 or 12.7% of income before income tax expense. This compares to $267,000 or 24.1% of income before income tax expense for the period ended September 30, 2006. The difference between the actual rate recorded and the statutory rates was primarily due to permanent, non-taxable income recorded such as qualifying municipal interest and increases in cash value of life insurance and the benefit of a low income housing tax credit.

Comparison of Operating Results for the Nine Months Ended September 30, 2007 and 2006

Net income for the nine month period ended September 30, 2007 was $899,000, or $.18 for basic and $.17 for diluted earnings per share. This compared to net income for the comparable period in 2006 of $2,405,000 or $.48 for basic and $.47 for diluted earnings per share.  As noted above, during the first quarter of 2007, the Bank began a strategy to restructure its balance sheet and, as a result, incurred a first quarter after-tax loss.  The restructuring was completed during the second quarter of 2007. The total year-to-date effect of the restructuring was an after tax net loss of $909,000, or $.18 for both basic and diluted earnings per share.

Net interest income year-to-date through September 30, 2007 declined by $652,000 from $16.8 million year-to-date 2006 to $16.2 million year-to-date in 2007. The Bank continues to be challenged by a combination of factors including its liability sensitive balance sheet position as well as the relatively flat interest rate curve.  Over the last eighteen to twenty-four months the Bank has experienced a substantial volume of lower rate, longer term certificates of deposit that have matured and then renewed into a substantially higher rate and generally shorter term maturity.  While the Bank did have new assets and assets re-pricing during this period there were not as many assets re-pricing nor was the increase in yield on those assets as great as the increase in rate on the certificates of deposit.   Net interest margin fell to 2.62% for the nine-month period ended September 30, 2007 compared to 2.77% for the same period in 2006. The average yield on earning assets increased 29 basis points for the nine month period ending September 30, 2007 compared to the same period in 2006 while the average cost of interest-bearing liabilities increased 47 basis points in 2007 compared to 2006. This decreased interest rate spread from 2.33% for the 2006 period to 2.15% for the 2007 period, or 18 basis points.

The Bank’s provision for loan losses year-to-date through September 30, 2007 was $457,000 compared to $622,000 for the same period in 2006. Through September 30, 2007, the Bank incurred $304,000 of net charged-off loans compared to $330,000 for the same period of 2006.

Other income year-to-date through September 30, 2007 was $3,281,000 compared to income of $3,929,000 for the same year-to-date period of 2006.  Other income for the period ended September 30, 2007 included a net $1,478,000 of expense related to the balance sheet restructuring discussed above.  This is illustrated in the table presented in the Financial Condition section.   Excluding the balance sheet restructuring charges other income would have increased $830,000 to $4,759,000.  Much of this increase was due to selling substantially all of our mortgage loan production in 2007.  Through most of the first and second quarters of 2006 we retained a substantial portion of our mortgage loan production.  Excluding the expenses related to the balance sheet repositioning, net gains on sales of loans would have increased $526,000 from year-to-date September 30, 2006. We have also started to see the benefit of the increased account openings resulting from our consumer checking account campaign. Service charges on deposit accounts have increased from $1,601,000 year-to-date through September 30, 2006 to $1,807,000 year-to-date through September 30, 2007 or $206,000.  Also, with the new accounts we added our point of sale income has also increased, from $533,000 year-to-date through September 30, 2006 to $666,000 year-to-date through September 30, 2007.  Loan servicing fees did decline slightly as mortgages were sold with servicing released and normal payments and payoff’s reduced the average outstanding serviced loans balance.  The restructuring described above should reverse this trend since servicing was retained on the loans that were securitized. The increase of $141,000 in cash value of life insurance income to a total of $636,000 through September 30, 2007, was the result of additional insurance being purchased in the fourth quarter of 2006 as well as increased yields on the variable rate policies. Other income, within the “Other income” section, decreased by $180,000 to $558,000 for the first nine months of 2007. Year-to-date loss recorded on our low income housing tax partnership is responsible for the majority of this variance.

Other expenses for the nine month period ended September 30, 2007 were $18,463,000, an increase of $1,444,000 over the same period in 2006.  Most of the increase was in salaries and employee benefit costs, up $581,000 over the same period in 2006 for essentially the same reasons mentioned for the quarter and described above. Advertising and business development increased $282,000 to $878,000 to support expanded marketing for our new checking products and our efforts to increase core deposit relationships through direct marketing. Net occupancy expenses and data processing fees expense increased $251,000 and $167,000, respectively over the same nine month period in 2006 to total $1,769,000 and $1,904,000, respectively.  The reasons for these increases are essentially the same as discussed in the quarter-to-date results presented above.

Income tax benefit for the nine months ended September 30, 2007 was $340,000 on $559,000 of pre-tax income. This compares to income tax expense of $733,000 on $3,138,000 of income before income tax for the nine month period ended September 30, 2006. The difference between the actual rate recorded and the statutory rates was primarily due to permanent, non-taxable income recorded such as qualifying municipal interest and increases in cash value of life insurance as well as the benefit of a low income housing tax credit.

Asset Quality

The Company currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements. Special mention loans represent credits that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Lincoln’s credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies on the loans are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Lincoln had $16.9 million and $7.4 million of loans classified as special mention as of September 30, 2007 and December 31, 2006, respectively. The increase in special mention loans was primarily due to three unrelated credits. In addition, Lincoln had $5.3 million and $5.6 million of loans classified as substandard at September 30, 2007 and December 31, 2006, respectively. Loans classified as doubtful totaled $.4 million at September 30, 2007 and also at December 31, 2006. At September 30, 2007 and December 31, 2006 there were no loans classified as loss. At September 30, 2007, and December 31, 2006, non-accrual loans were $2.5 million. At September 30, 2007 and December 31, 2006, respectively, accruing loans delinquent 90 days or more totaled $254,000 and $1,000. At September 30, 2007 and December 31, 2006, the allowance for loan losses was $6.3 million and $6.1 million, respectively or .97% of loans at September 30, 2007 and .96% at December 31, 2006.

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

Management believes, as of September 30, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Company and Bank’s actual capital amounts and ratios under the state charter are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007
Total Capital (to Risk-Weighted Assets)
Consolidated	$79,344	11.2%	$56,643	8.0%		N/A
Bank	77,696	11.0	56,532	8.0	$70,665	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	73,061	10.3	28,322	4.0		N/A
Bank	71,414	10.1	28,266	4.0	42,399	6.0

Tier I Capital (to Average Assets)
Consolidated	73,061	8.5	34,426	4.0		N/A
Bank	71,414	8.3	34,363	4.0	42,954	5.0

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

Presented below, as of September 30, 2007 is an analysis showing the present value impact of changes in interest rates, assuming a comprehensive mark-to-market environment. Noninterest sensitive assets and liabilities such as cash, accounts receivable, fixed assets, and other liabilities are excluded from the analysis.

	Economic Value
	Present Value at September 30, 2007 Change in Interest Rates of:
	-2%	-1%	Current		+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Investments	$171,211	$169,866		$166,467	$160,542	$154,059
Loans	654,792	645,532		635,624	626,757	619,029
Total interest sensitive assets	826,003	815,398		802,091	787,299	773,088

Interest Sensitive Liabilities
Deposits	(683,932)	(677,411)		(670,235)	(662,462)	(655,238)
Borrowings and repurchase agreements	(106,580)	(104,558)		(103,189)	(102,111)	(101,483)
Total interest sensitive liabilities	(789,512)	(781,969)		(773,424)	(764,573)	(756,721)

Net market value as of June 30, 2007	$36,491	$33,429		$28,667	$22,726	$16,367
Change from current	$7,824	$4,762	$	---	$(5,941)	$(12,300)

The same information as of December 31, 2006 is presented below.

	Economic Value
	Present Value at December 31, 2006 Change in Interest Rates of:
	-2%	-1%	Current		+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Investments	$164,398	$162,623		$160,045	$154,521	$148,496
Loans	645,847	637,404		624,753	608,960	592,438
Total interest sensitive assets	810,245	800,027		784,798	763,481	740,934

Interest Sensitive Liabilities
Deposits	(640,002)	(629,328)		(619,314)	(609,910)	(601,070)
Borrowings and repurchase agreements	(127,439)	(123,547)		(120,660)	(118,874)	(118,014)
Total interest sensitive liabilities	(767,441)	(752,875)		(739,974)	(728,784)	(719,084)

Net market value as of December 31, 2006	$42,804	$47,152		$44,824	$34,697	$21,850
Change from current	$(2,020)	$2,328	$	---	$(10,127)	$(22,974)

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
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Item 3.	Defaults Upon Senior Securities.
None
Item 4.	Submission of Matters to Vote of Security Holders.
Not applicable
Item 5.	Other Information.
None
Item 6.	Exhibits

10(1)	Unfunded Deferred Compensation Plan for the Directors of Lincoln Bank (as amended and restated effective January 1, 2005)
10(2)	Lincoln Bank Deferred Director Supplemental Retirement Plan (as amended and restated effective January 1, 2005)
10(3)	Amended and Restated Employment Agreement (Jerry R. Engle)
10(4)	Amended and Restated Employment Agreement (John B. Ditmars)
10(5)	Amended and Restated Employment Agreement (Jonathan D. Slaughter)
10(6)	Amended and Restated Employment Agreement (John M. Baer)
10(7)	Amended and Restated Employment Agreement (Bryan Mills)
10(8)	Amended and Restated Change in Control Agreement (J. Douglas Bennett)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN BANCORP

Date: November 9, 2007	By:	/s/ Jerry R. Engle
Jerry R. Engle
President and Chief Executive Officer

Date: November 9, 2007	By:	/s/ John M. Baer
John M. Baer
Secretary and Treasurer

EXHIBIT INDEX

No.	Description	Location

10(1)	Unfunded Deferred Compensation Plan for the Directors of Lincoln Bank (as amended and restated effective January 1, 2005)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 20, 2007
10(2)	Lincoln Bank Deferred Director Supplemental Retirement Plan (as amended and restated effective January 1, 2005)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on September 20, 2007
10(3)	Amended and Restated Employment Agreement (Jerry R. Engle)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 4, 2007
10(4)	Amended and Restated Employment Agreement (John B. Ditmars)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on October 4, 2007
10(5)	Amended and Restated Employment Agreement (Jonathan D. Slaughter)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on October 4, 2007
10(6)	Amended and Restated Employment Agreement (John M. Baer)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on October 4, 2007
10(7)	Amended and Restated Employment Agreement (Bryan Mills)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on October 4, 2007
10(8)	Amended and Restated Change in Control Agreement (J. Douglas Bennett)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed on October 4, 2007
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

EXHIBIT 31(1)

CERTIFICATION

I, Jerry R. Engle, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lincoln Bancorp;

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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-14(f)) for the registrant and have:

a.
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
designed such internal control over financial reporting , or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles; and

c.
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
disclosed in this quarterly report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 9, 2007	By:	/s/ Jerry R. Engle
Jerry R. Engle
President and Chief Executive Officer

EXHIBIT 31(2)

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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-14(f)) for the registrant and have:

a.
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.
designed such internal control over financial reporting , or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles; and

c.
evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.
disclosed in this quarterly report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.
all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: November 9, 2007	By:	/s/ John M. Baer
John M. Baer
Secretary and Treasurer

EXHIBIT 32

CERTIFICATION

By signing below, each of the undersigned officers hereby certifies pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her knowledge, (i) this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Lincoln Bancorp.

Signed this 9th day of November, 2007.

CHIEF FINANCIAL OFFICER:		CHIEF EXECUTIVE OFFICER:

By:	/s/ John M. Baer	By:	/s/ Jerry R. Engle
	John M. Baer		Jerry R. Engle
	Secretary and Treasurer		President and Chief Executive Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Lincoln Bancorp and will be retained by Lincoln Bancorp and furnished to the Securities and Exchange Commission or its staff upon request.