Form 10-K
period 2007-12-31
LINCOLN BANCORP /IN/
filed 2008-03-14
CIK 1070259

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Fiscal Year Ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes ☐ No ☒

The number of shares of the Registrant’s Common Stock, without par value, outstanding as of February 25, 2008, was 5,312,981 shares.

Documents Incorporated by Reference

Portions of the Annual Report to Shareholders for the year ended December 31, 2007, are incorporated into Part II. Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated into Part I and Part III.

The aggregate market value of the Registrant’s voting stock held by non-affiliates, as of June 30, 2007, was $81,007,687.

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

PART I

ITEM 1.   BUSINESS

BUSINESS

GENERAL

Lincoln Bancorp (the “Holding Company”) is an Indiana corporation that owns all of the issued and outstanding capital stock of Lincoln Bank (“Lincoln Bank” or the “Bank” and together with the Holding Company, the “Company”).  Effective November 1, 2006, the Bank converted from a federal savings bank charter to the charter of an Indiana commercial bank and the Holding Company became a bank holding company under the Bank Holding Company Act of 1956, as amended.

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

All of the Holding Company’s revenues are derived from customers located in, and all of its assets are located in, the United States. At December 31, 2007, Lincoln Bank conducted its business from 17 full service offices located in Hendricks, Montgomery, Clinton, Johnson, Brown and Morgan Counties, Indiana, one loan production office in Hamilton County, Indiana and one loan production office in Johnson County, Indiana, with its main office located in Plainfield in Hendricks County.

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

LENDING ACTIVITIES

During the first quarter of 2007 the Company initiated a restructuring of its balance sheet that included the sale of certain securities as well as a portion of the Bank’s fixed rate mortgage loan portfolio. The restructuring was completed during the second quarter.

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

The loan portion of the restructuring included the securitization and sale of approximately $44.2 million of residential mortgage loans with an average yield of approximately 5.01%. The loans were transferred from our held for investment portion of our loan portfolio to held for sale at the lower of cost or market. We recognized a pretax loss of $1,327,000 in the quarter ending March 31, 2007 when we marked the loans to market value. An additional market value loss of $753,000 was recognized in the quarter ending June 30, 2007. Ultimately, held for sale loans totaling $3.58 million were transferred back into loans held for investment at their fair market value of $3.46 million.  The securitized loans had an original maturity of 10 and 15 years and were seasoned an average of nearly 3 years. Total proceeds from the sale of the securitized loans were approximately $37.3 million.  Of these proceeds, approximately $33.8 million was reinvested into available-for-sale securities with a weighted average yield of approximately 5.60%.  The remainder of the proceeds were used to fund commercial loan growth. A gain on sale totaling $303,000, net of costs, was recognized when the securitized loans were sold.

Including the restructuring, gross loans grew $21.0 million. Of this growth $13.8 million is yet to be disbursed  We experienced solid growth in our construction, commercial real estate and multi-family classes of loans of $28.1 million, $42.0 million and $2.0 million or 46.7%, 23.0% and 30.5% respectively.  This was a continuing direct result of our 2006 effort noted last year where we reshaped our commercial lending group, adjusting staffing where necessary and adding several experienced lenders from outside the organization. Competition for the level of creditworthy borrowers that we target remains high in the markets that we serve. Our growth has been, and will continue to be, constrained by our underwriting standards. The restructuring allowed us to increase the percentage mix of commercial and consumer loans retained in our loan portfolio while decreasing the percentage of one- to four-family real estate mortgage loans.

The Bank continues to sell substantially all of the one- to four-family mortgages it originates.

During 2007 the Bank maintained its consumer loan portfolio, generally replacing runoff including certain high quality consumer loans collateralized by recreational vehicles and boats. The majority of these loans were originated through our indirect loan channel and our recreational and boat dealer network. These loans are subjected to in-house underwriting standards that include high minimum credit ratings, strict debt to income ratios and specific emphasis on job and residence stability.

One- to four-family loans represented 22.5% of the total loan portfolio as of December 31, 2007. Other consumer loans were 21.0% of total loans at December 31, 2007. Commercial real estate loans and construction loans increased from $182.9 million and $47.7 million at December 31, 2006 to $225.0 million and $69.9 million at December 31, 2007 as efforts to expand our growth in this area were successful.  Commercial loans increased from $47.7 million to $50.6 million. Competition remains high in our market for the best credits and our potential growth remains constrained by our underwriting standards. Our intent is to expand both the commercial real estate and commercial portfolios in 2008 through increased emphasis and increases in sales staff. Our intent is to hold our consumer portfolio constant and to allow our one- to four-family portfolio to decline as the majority of our production will be sold into the secondary market.

Loan Portfolio Data. The following table sets forth the composition of Lincoln Bank’s loan portfolio (including loans held for sale) by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses, deferred loan fees and loans in process. Reclassifications of certain amounts in the table presented have been made to conform to the 2007 presentation.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

TYPE OF LOAN
Real estate mortgage loans:
One-to-four-family residential	$147,941	22.47%	$198,990	31.22%	$191,540	31.66%	$187,040	32.04%	$215,754	47.27%
Multi-family	8,742	1.33	6,697	1.05	5,220	0.86	5,797	0.99	5,301	1.16
Commercial real estate	224,972	34.17	182,931	28.70	166,348	27.50	164,975	28.26	96,079	21.05
Construction	69,947	10.63	47,691	7.48	35,507	5.87	42,592	7.30	50,580	11.08
Land	17,717	2.69	13,553	2.13	13,017	2.15	14,547	2.49	6,518	1.43
Commercial	50,615	7.69	47,655	7.48	52,566	8.69	60,630	10.39	37,081	8.12
Consumer loans:
Home equity and second mortgages	58,619	8.90	54,905	8.61	58,273	9.63	59,835	10.25	38,747	8.49
Other	79,794	12.12	84,967	13.33	82,472	13.64	48,367	8.28	6,374	1.40
Gross loans receivable	$658,347	100.00%	$637,389	100.00%	$604,943	100.00%	$583,783	100.00%	$456,434	100.00%

TYPE OF SECURITY
One-to-four-family residential real estate	$218,632	33.21%	$266,036	41.74%	$264,987	43.81%	$274,647	47.05%	$284,194	62.26%
Multi-family real estate	8,741	1.33	6,697	1.05	5,220	0.86	5,797	0.99	5,301	1.16
Commercial real estate	282,848	42.97	218,480	34.27	186,680	30.86	179,794	30.80	116,967	25.63
Land	17,717	2.69	13,553	2.13	13,017	2.15	14,547	2.49	6,518	1.43
Deposits	--	--	--	--	929	0.15	1,044	0.18	499	0.11
Auto	15,421	2.34	20,644	3.24	21,850	3.61	15,313	2.62	4,666	1.02
Other security	107,721	16.36	110,608	17.35	111,142	18.38	91,467	15.67	37,987	8.32
Unsecured	7,267	1.10	1,371	.22	1,118	0.18	1,174	0.20	302	0.07
Gross loans receivable	$658,347	100.00	$637,389	100.00	$604,943	100.00%	$583,783	100.00%	$456,434	100.00%
Deduct:
Allowance for loan losses	6,582	1.00%	6,129	0.96%	5,843	0.97	5,701	0.98	3,532	0.77
Deferred loan costs	(2,967)	(0.45)	(3,111)	(0.49)	(2,865)	(0.47)	(1,543)	(0.26)	(213)	(0.05)
Loans in process (undisbursed)	18,898	2.87	5,088	.80	7,419	1.23	12,442	2.13	15,088	3.31
Net loans receivable	$635,834	96.58%	$629,283	98.73%	$594,546	98.27%	$567,183	97.15%	$438,027	95.97%
Mortgage Loans:
Adjustable-rate	$333,629	63.19%	$268,141	53.12%	$255,017	54.27%	$270,271	56.80%	$132,024	31.93%
Fixed-rate	194,308	36.81	236,625	46.88	214,887	45.73	205,558	43.20	281,455	68.07
Total	$527,937	100.00%	$504,766	100.00%	$469,904	100.00%	$475,829	100.00%	$413,479	100.00%

The following table sets forth certain information at December 31, 2007, regarding the dollar amount of loans maturing in Lincoln Bank’s loan portfolio based on the contractual terms to maturity. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

		Due During Years Ended December 31,
	Balance Outstanding at December 31, 2007	2008	2009	2010	2011 to 2012	2013 to 2017	2018 to 2022	2023 and following
	(In thousands)
Real estate mortgage loans:
One-to-four-family residential loans	$147,941	$200	$182	$203	$991	$6,285	$15,494	$124,586
Multi-family loans	8,742	2,636	818	6	1,614	2,421	1,246	--
Commercial real estate loans	224,972	52,313	30,297	10,506	26,413	43,371	21,711	40,361
Construction loans	69,947	50,025	3,690	7,035	1,439	3,767	135	3,857
Land loan	17,717	5,857	2,774	8,354	50	528	154	--
Commercial loans	50,615	16,605	4,371	3,811	17,754	5,151	2,723	200
Consumer loans:
Installment loans	79,794	6,127	2,062	4,430	12,579	18,522	32,486	3,587
Loans secured by deposits	--
Home equity loans and second mortgages	58,619	589	568	527	6,205	42,691	7,766	273
Total consumer loans	138,413	6,716	2,630	4,957	18,784	61,213	40,252	3,860
Total	$658,347	$134,352	$44,762	$34,872	$67,045	$122,736	$81,715	$172,864

The following table sets forth, as of December 31, 2007, the dollar amount of all loans due after one year that have fixed interest rates and floating or adjustable interest rates.

	Due After December 31, 2008
	Fixed Rates	Variable Rates	Total
	(In thousands)
Real estate mortgage loans:
One-to-four-family residential loans	$86,029	$61,713	$147,742
Multi-family loans	3,997	2,108	6,105
Commercial real estate loans	56,703	115,956	172,659
Construction loans	6,285	13,638	19,923
Land loan	5,871	5,989	11,860
Commercial loans	17,036	16,974	34,010
Consumer loans:
Installment loans	72,497	1,169	73,666
Loans secured by deposits	--	--	--
Home equity loans and second mortgages	21,165	36,865	58,030
Total consumer loans	$93,662	$38,034	$131,696
Total	$269,582	$254,412	$523,994

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

Lincoln Bank also offers adjustable-rate mortgage (“ARM”) loans pegged to the one-, three-, five- and seven-year U.S. Treasury/LIBOR securities yield adjusted to a constant maturity. Lincoln Bank may offer discounted initial interest rates on ARM loans, but requires that the borrower qualify for the loan at the fully-indexed rate (the index rate plus the margin). A substantial portion of the ARM loans in the Bank’s portfolio at December 31, 2007 provide for maximum rate adjustments per year and over the life of the loan of 2% and 6%, respectively. Lincoln Bank’s residential ARM loans are generally amortized over terms up to 30 years.

Lincoln Bank has previously originated certain fixed-rate one- to four-family residential loans with the intent of pooling these loans into FHLMC mortgage-backed securities. Lincoln Bank did not securitize any residential loans during 2006, but did securitize loans during 2007 in conjunction with the restructuring discussed previously. At December 31, 2007, Lincoln Bank continued to hold in its investment portfolio approximately $0.5 million (amortized cost) of these securities that are backed by fixed-rate mortgage loans that it originated.

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

ARM loans decrease the risk associated with changes in interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower can also increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime interest rate adjustment permitted by the loan documents, and, therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2007, approximately 41.8% of Lincoln Bank’s one- to four-family residential loans had adjustable rates of interest.

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

At December 31, 2007, approximately $147.9 million, or 22.5% of Lincoln Bank’s portfolio of loans, consisted of one- to four-family residential loans. Approximately $479.0, or 0.32% of total residential loans, were included in non-performing assets as of that date.

Commercial Real Estate and Multi-Family Loans. Lincoln Bank’s commercial real estate loans are secured by churches, warehouses, office buildings, hotels, retail centers and other commercial properties. Lincoln Bank generally issues commercial real estate loans as either five-year balloon loans amortized over a 15- or 20-year period, with a fixed interest rate, or as three- or five-year variable rate loans with a final maturity of fifteen to twenty years. At December 31, 2007, Lincoln Bank had $233.7 million in outstanding commercial and multi-family real estate. Lincoln Bank generally requires a Loan-to-Value Ratio of at least 80% on commercial real estate loans, although it may make loans with a higher Loan-to-Value Ratio on loans secured by retail centers, owner-occupied commercial real estate or by multi-family residential properties.  Commercial real estate loans generally are larger than one- to four-family residential loans and involve a greater degree of risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of the loans makes them more difficult for management to monitor and evaluate. In addition, balloon loans may involve a greater degree of risk to the extent the borrower is unable to obtain financing or cannot repay the loan when the loan matures and the balloon payment is due.

At December 31, 2007, Lincoln Bank’s largest commercial real estate borrower had a single loan outstanding in the amount of $10.6 million which was secured by a hotel property in Lafayette, Indiana. At December 31, 2007, approximately $225.0 million, or 34.2% of Lincoln Bank’s total loan portfolio, consisted of commercial real estate loans. On the same date, there were $1.2 million in commercial real estate loans included in non-performing assets.

At December 31, 2007, approximately $8.7 million, or 1.3% of Lincoln Bank’s total loan portfolio, consisted of multi-family loans (those consisting of more than four units). Lincoln Bank writes multi-family loans on terms and conditions similar to its commercial real estate loans. The largest multi-family loan as of December 31, 2007, was $2.4 million and was secured by an apartment complex in Greenwood, Indiana. On the same date, there were $1.9 million multi-family loans included in non-performing assets.

Multi-family loans, like commercial real estate loans, generally involve greater risk than do one- to four-family residential loans.

Construction Loans. Lincoln Bank offers construction loans to developers for the acquisition and development of residential and nonresidential real estate and to builders of one- to four-family residential properties. A significant portion of these loans are made on a speculative basis (i.e., before the builder/developer obtains a commitment from a buyer). At December 31, 2007, approximately $69.9 million, or 10.6% of Lincoln Bank’s total loan portfolio, consisted of construction loans. Of these loans, approximately $12.5 million were for the acquisition and development of residential housing developments, $12.1 million financed the construction of one- to four-family residential properties and $45.3 million financed the construction of commercial real estate. As of December 31, 2007, Lincoln Bank’s largest construction loan relationship had a balance of $7.5 million and was secured by a hotel in Fishers, Indiana.  Also on that date, $1.1 million construction loans were included in non-performing assets.

Construction loans on residential properties where the borrower has entered into a verifiable sales contract to a non-related party to purchase the completed home may be made with a maximum Loan-to-Value Ratio of  90% of the price stipulated in the sales contract or 80% of the appraised value of the property. With respect to residential properties constructed on a speculative basis, Lincoln Bank generally requires a Loan-to-Value Ratio of 75% of the “as completed” appraised value of the property. Although speculative loans make up a significant percentage of Lincoln Bank’s construction loan portfolio, Lincoln Bank generally will finance only two speculative construction projects per builder. Residential construction loans are generally written with a fixed rate of interest and for an initial term of nine months. Lincoln Bank generally offers construction loans on commercial land development projects with a maximum Loan-to-Value Ratio of 75% of the appraised value of the property or 80% of the property’s cost plus 80% of the cost of verifiable improvements to the property. The term of construction loans on commercial real estate properties generally do not exceed 12 months.

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

Land Loans. At December 31, 2007, approximately $17.7 million, or 2.7% of Lincoln Bank’s total loan portfolio, consisted of mortgage loans secured by undeveloped real estate. For commercial developer loans, Lincoln Bank will loan 65% Loan-to-Value on raw land purchases where there are no immediate plans for development.  We will loan 75% on development loans where the land will be immediately used for commercial or residential development. Lincoln Bank writes these loans for a maximum term of 12 months. For the consumer residential lot loan program, loans for single family residential platted subdivision lots may be made up to 100% loan to value to the lesser of purchase price or appraisal amount. Lincoln Bank writes these loans for a maximum term of three years with a balloon payment and a fifteen year amortization. At December 31, 2007, the Bank’s largest land loan relationship totaled $5.3 million and was secured by land in Noblesville, Indiana   There were $2.5 million of land loans included in non-performing assets at December 31, 2007.

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

Consumer Loans. Lincoln Bank’s consumer loans consist of variable- and fixed-rate home equity loans; lines of credit; automobile, recreational vehicle, boat and motorcycle loans; and loans secured by deposits. Consumer loans remained virtually unchanged between 2007 and 2006.  Home equity loans increased nearly 7% and other consumer loans decreased by 6.1%. As noted above Lincoln substantially increased its indirect loan portfolio during 2005. The majority of the growth was in loans secured by recreational vehicles and boats. Given the nature of this collateral some of the loans were for terms up to 15 years. At December 31, 2007, Lincoln Bank’s consumer loans including indirect loans aggregated approximately $138.4 million, or 21.0% of Lincoln Bank’s total loan portfolio. Included in consumer loans at December 31, 2007 were $36.9 million of variable-rate home equity lines of credit.

Lincoln Bank’s home equity lines of credit and fixed-term loans may be written for up to 100% of the appraised value of the property (less any first mortgage amount). Lincoln Bank’s home equity and second mortgage loans were $58.6 million, or 8.9% of total loans at December 31, 2007. Lincoln Bank generally will write automobile loans for up to the lesser of 100% of the Manufacturers Suggested Retail Price less any rebates plus sales tax or up to 125% of Dealer Invoice. New car loans are written for terms of up to 72 months and used car loans are written for terms up to 72 months, depending on the age of the car and up to 125% of the National Automobile Dealers Association guide (“NADA”) trade in value, not to exceed NADA retail value.

Loans for new recreational vehicles and boats are written for no more than 125% of the Dealer Invoice, for a maximum term of 180 months. New motorcycle loans are written for no more than 100% of the list price with a term not to exceed 72 months. All of Lincoln Bank’s consumer loans have a fixed rate of interest except for home equity lines of credit, which are offered at a variable rate. At December 31, 2007, consumer loans in the amount of $0.5 million, .39% of total consumer loans, were included in non-performing assets.

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

Commercial Loans. Lincoln Bank offers commercial loans, which consist primarily of loans to businesses that are secured by assets other than real estate. As of December 31, 2007, commercial loans amounted to $50.6 million or 7.7% of Lincoln Bank’s total loan portfolio. Commercial loans generally bear greater risk than real estate loans, depending on the ability of the underlying enterprise to repay the loan. Although commercial loans have not historically comprised a large portion of Lincoln Bank’s loan portfolio, Lincoln Bank has increased the amount of loans it has made to small businesses in order to increase its rate of return and diversify its portfolio. As of December 31, 2007, $132,000 of Lincoln Bank’s commercial loans were included in non-performing assets.

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

Lincoln Bank occasionally purchases participation interests in loans originated by other financial institutions in order to diversify its portfolio, supplement local loan demand and to obtain more favorable yields. The participations that Lincoln

Bank purchases normally represent a portion of residential or commercial real estate loans originated by other Indiana financial institutions, most of which are secured by property located in Indiana. As of December 31, 2007, Lincoln Bank had $20.3 million of commercial loan participations in its asset portfolio.

The Bank occasionally sells participation interests in loans it originates in order to limit the risk on a specific credit or industry type or to remain within its legal lending limit to a single borrower. As of December 31, 2007, Lincoln Bank had $10.8 million of commercial loan participations sold.

The following table shows loan origination and repayment activity for Lincoln Bank during the periods indicated:

	Year Ended December 31
	2007	2006	2005
	(In thousands)

Gross loans receivable at beginning of period	$637,388	$604,943	$583,783
Loans Originated:
Real estate mortgage loans:
One-to-four-family loans (1)	88,128	83,612	83,401
Multi-family loans	3,139	1,934	--
Commercial real estate loans	148,213	107,541	69,650
Construction loans	48,800	33,518	33,668
Land loan	9,991	7,269	13,731
Commercial loans	72,245	77,002	67,399
Consumer loans	16,271	28,101	52,298
Total originations	386,787	338,977	320,147
Purchases (sales) of participation loans, net	(53,684)	(36,460)	(61,779)
Reductions:
Repayments and other deductions	311,463	268,952	236,425
Transfers from loans to real estate owned	681	1,120	783
Total reductions	312,144	270,072	237,208
Total gross loans receivable at end of period	$658,347	$637,388	$604,943

(1)  Includes certain home equity loans.

Lincoln Bank’s total loan originations during the year ended December 31, 2007 totaled $386.8 million, compared to $339.0 million during the year ended December 31, 2006, and $320.1 million during the year ended December 31, 2005.

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

Non-performing Assets. At December 31, 2007, $8.5 million, or .95%, of Lincoln Bank’s total assets, were non-performing (including loans past due 90 days or more, non-accruing loans and foreclosed assets) compared to $2.8 million, or .31%, of its total assets at December 31, 2006. At December 31, 2007, non-performing assets included residential loans of $479,000 commercial real estate loans of $1.2 million, construction loans of $1.1 million, multifamily loans of $1.9 million, commercial loans of $132,000, land loans of $2.5 million and consumer loans of $534,000. Lincoln Bank had real estate owned (“REO”) properties in the amount of $571,000 as of December 31, 2007.

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

	At December 31
	2007	2006	2005	2004	2003
	(In thousands)
Non-performing assets:
Non-performing loans	$7,900	$2,458	$3,541	$5,084	$1,903
Troubled debt restructurings	--	--	--	--	--
Total non-performing loans	7,900	2,458	3,541	5,084	1,903
Foreclosed real estate	571	305	247	1,804	825
Total non-performing assets	$8,471	$2,763	$3,788	$6,888	$2,728
Non-performing loans to total loans	1.20%	.38%	.59%	.87%	.43%
Non-performing assets to total assets	.95%	.31%	.45%	.85%	.46%

Interest income of $403,000 for the year ended December 31, 2007, was recognized on the non-performing loans summarized above. Interest income of $572,000 for the year ended December 31, 2007, would have been recognized under the original loan terms of these loans.

At December 31, 2007, Lincoln Bank held loans delinquent from 30 to 89 days totaling $8.6 million. As of that date, Lincoln Bank was not aware of any other loans in which borrowers were experiencing financial difficulties and was not aware of any assets that would need to be disclosed as non-performing assets.

Delinquent Loans. The following table sets forth certain information at December 31, 2007, 2006 and 2005, relating to delinquencies in Lincoln Bank’s portfolio. Delinquent loans that are 90 days or more past due are considered non-performing assets.

	At December 31, 2007				At December 31, 2006				At December 31, 2005
	30-89 Days		90 Days or More		30-89 Days		90 Days or More		30-89 Days		90 Days or More
	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans	Number of Loans	Principal Balance of Loans
	(Dollars in Thousands)
Residential mortgage loans	31	$1,622	7	$363	30	$1,629	12	$677	48	$1,890	19	$1,420
Commercial real estate loans	4	717	9	1,065	9	734	6	1,235	1	183	6	842
Multi-family mortgage loans	1	1,935	-	-	-	-	-	-	-	-	-	-
Construction loans	3	3,130	2	192	1	800	-	-	-	-	-	-
Land loans	1	17	2	282	-	-	-	-	4	243	1	20
Commercial loan	8	622	1	129	3	179	-	-	7	1,235	8	860
Consumer loans	34	560	28	531	33	402	28	356	55	939	37	389
Total	82	$8,603	49	$2,562	76	$3,744	46	$2,268	115	$4,490	71	$3,531
Delinquent loans to total loans				1.70%				0.96%				1.35%

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

On March 10, 2008 we became aware of circumstances surrounding one of our major borrowers and another financial institution.  We believe our well collateralized position regarding the performing loans the borrower has with our Company has not changed; however, we will continue to monitor the borrower closely.  This event has not changed our position that no specific reserves should be established on our Company’s loans to this borrower at this time.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The allowance for loan losses is determined in conjunction with Lincoln Bank’s review and evaluation of current economic conditions (including those of its lending area), changes in the character and size of its loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management’s opinion, Lincoln Bank’s allowance for loan losses is adequate to absorb probable losses inherent in the loan portfolio at December 31, 2007. However, there can be no assurance that regulators, when reviewing the Bank’s loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect its loan portfolio. For more discussion on the allowance for loan losses, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in the Annual Report to Shareholders for the year ended December 31, 2007.

Summary of Loan Loss Experience. The following table analyzes changes in the allowance during the past five fiscal years ended December 31, 2007.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)

Balance at beginning of period	$6,129	$5,843	$5,701	$3,532	$2,932
Acquisition of First Bank			--	1,757	--
Charge-offs:
One- to four-family residential mortgage loans	(49)	(104)	(75)	(5)	(22)
Commercial real estate mortgage loans	(140)	(44)	(311)	--	--
Commercial loans	(105)	(148)	(1,922)	(25)	(20)
Consumer loans	(343)	(388)	(287)	(251)	(202)
Total charge-offs	(637)	(684)	(2,595)	(281)	(244)
Recoveries:
One- to four-family residential mortgage loans	6	--	--	1	22
Commercial real estate mortgage loans	40	3	3	3	3
Commercial loans	14	25	17	--	--
Consumer loans	73	58	75	34	66
Total recoveries	133	86	95	38	91
Net charge-offs	(504)	(598)	(2,500)	(243)	(153)
Provision for losses on loans	957	884	2,642	655	753
Balance end of period	$6,582	$6,129	$5,843	$5,701	$3,532
Allowance for loan losses as a percent of total loans outstanding	1.00%	.96%	.97%	.98%	.77%
Ratio of net charge-offs to average loans outstanding	.08%	.10%	.42%	.05%	.04%

Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of Lincoln Bank’s allowance for loan losses at the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in Thousands)
Balance at end of period applicable to:
Real estate mortgage loans:
One- to four-family residential mortgage loans	$853	22.47%	$1,278	31.22%	$835	31.66%	$568	32.04%	$717	47.27%
Multi-family	378	1.33	35	1.05	32	.86	58	0.99	53	1.16
Commercial	1,803	34.17	1,841	28.70	1,683	23.48	2,024	24.72	999	21.05
Construction loans	980	10.63	238	7.48	359	6.47	484	9.02	526	11.08
Land loans	209	2.69	92	2.13	127	2.29	210	2.57	89	1.43
Commercial loans	1,053	7.69	1,342	7.48	934	11.97	991	12.13	385	8.12
Consumer loans	1,306	21.02	1,303	21.94	1,836	23.27	1,365	18.53	619	9.89
Unallocated	-	-		-	37	-	1	-	144	-
Total	6,582	100.00%	$6,129	100.00%	$5,843	100.00%	$5,701	100.00%	$3,532	100.00%

INVESTMENTS

Investments. The Company has adopted an investment policy that authorizes investments in U.S. Treasury securities, securities guaranteed by the Government National Mortgage Association (“GNMA”), securities issued by agencies of the U.S. Government, mortgage-backed securities issued by the FHLMC or the Federal National Mortgage Association (“FNMA”) and in highly-rated mortgage-backed securities, collateralized mortgage obligations and investment-grade corporate debt securities. This policy permits the Company’s management to react quickly to market conditions. At December 31, 2007 all of the securities in its portfolio are considered available-for-sale. At December 31, 2007, the Company’s investment portfolio consisted of investments in mortgage-backed securities, corporate securities, federal agency securities, municipal securities, FHLB stock and an investment in Bloomington Housing Associates, L.P. See “-Investment in Multi-Family, Low- and Moderate-Income Housing Project.” At December 31, 2007, approximately $161.0 million, or 18.1%, of the Company’s total assets consisted of such investments. The Company also had $2.0 million of federal funds sold and $7.2 million in interest-earning deposits with other financial institutions as of that date. As of that date, the Company had pledged as collateral investment securities with a carrying value of $59.3 million.

Investment Securities. The following table sets forth the amortized cost and the market value of the Company’s investment portfolio at the dates indicated.

	At December 31,
	2007		2006		2005
	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
	(In thousands)
Investment securities available for sale:
Federal agencies	$24,824	$24,835	$53,553	$52,968	$45,019	$44,617
Mortgage-backed securities	88,603	89,160	64,663	64,301	70,510	70,374
Corporate debt obligations	13,416	12,279	13,432	13,193	14,442	14,091
Marketable equity securities	223	257	222	249	222	240
Municipal securities	23,845	23,875	20,622	20,526	22,650	22,243
Total investment securities available for sale	150,911	150,406	152,492	151,237	152,843	151,565
Investment in limited partnerships	1,237	(1)	1,252	(1)	1,161	(1)
Investment in insurance company	--	--	--	--	650	(1)
FHLB stock (2)	8,808	8,808	8,808	8,808	10,648	10,648
Total investments	$160,956		$162,552		$165,302

(1)   Market values are not available.
(2)   Market value is based on the price at which the stock may be resold to the FHLB of Indianapolis.

The following table sets forth the amount of investment securities (excluding mortgage-backed securities and marketable equity securities) which mature during each of the periods indicated and the weighted average tax equivalent yields for each range of maturities at December 31, 2007.

	Amount at December 31, 2007 which matures in
	Less Than One Year		One Year to Five Years		Five to Ten Years		After Ten Years
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)

Federal agency securities − available for sale	$--	--%	$4,495	5.33%	$10,304	5.13%	$10,025	6.53%
Corporate securities − available for sale	--	--	--	--	--		13,416	5.82
Municipals – available for sale	216	5.15	800	5.01	9,658	5.32	13,171	5.74

At December 31, 2007, the Company had no corporate investments which exceeded 10% of its equity capital.

Mortgage-backed Securities. The following table sets forth the composition of the Company’s mortgage-backed securities portfolio at December 31, 2007 and 2006.

	December 31, 2007			December 31, 2006
	Amortized Cost	Percent of Total	Market Value	Amortized Cost	Percent of Total	Market Value
	(Dollars in thousands)

Federal National Mortgage Association	$31,282	35.3%	$31,468	$10,255	15.9%	$10,221
Federal Home Loan Mortgage Corporation	40,237	45.4	40,668	15,961	24.7	15,821
Government National Mortgage Association	425	.5	442	512	.8	525
Collateralized Mortgage Obligations	16,659	18.8	16,582	37,935	58.6	37,734
Total Mortgage-Backed Securities	$88,603	100.0%	$89,160	$64,663	100.0%	$64,301

At December 31, 2007, mortgage-backed securities having an amortized cost of $0.1 million mature in one to five years and have a weighted average yield of 7.07%. Mortgage backed securities having an amortized cost of $2.6 million mature in five to ten years and have a weighted average yield of 5.66%, and mortgage backed securities having an amortized cost of $85.9 million mature after ten years and have a weighted average yield of 5.57%

The following table sets forth the changes in the Company’s mortgage-backed securities portfolio for the years ended December 31, 2007, 2006 and 2005.

	For the Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Beginning balance	$64,301	$70,374	$45,894
Securitization of loans	37,298	-	-
Purchases	56,632	22,302	64,042
Monthly repayments	(10,312)	(17,240)	(11,645)
Proceeds from sales	(59,801)	(10,955)	(26,996)
Net accretion (amortization)	65	81	(8)
Gains (losses) on sales	59	(36)	25
Change in unrealized gain on securities available for sale	918	(225)	(938)
Ending balance	$89,160	$64,301	$70,374

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

A low- and moderate-income housing project qualifies for certain federal income tax credits if (i) it is a residential rental property, (ii) the units are used on a nontransient basis, and (iii) 20% or more of the units in the project are occupied by tenants whose incomes are 50% or less of the area median gross income, adjusted for family size, or alternatively, at least 40% of the units in the project are occupied by tenants whose incomes are 60% or less of the area median gross income. Qualified low income housing projects generally must comply with these and other rules for fifteen years, beginning with the first year the project qualified for the tax credit, or some or all of the tax credit together with interest may be recaptured. The tax credit is subject to the limitations on the use of general business credit, but no basis reduction is required for any portion of the tax credit claimed. As of December 31, 2007, 90% of the units in the BHA Project were occupied and the project complied with the low income occupancy requirements described above.

The Company records its equity in the net income or loss of the partnership based on the Company’s interest in the partnership, which is 99 percent in Bloomington Housing Associates L.P. (Bloomington Housing).  In addition to recording its equity in the income or losses of the partnerships, the Company has recorded the benefit of a low income housing tax credit of $150,000, $148,000 and $150,000 for the years ended December 31, 2007, 2006 and 2005.  At December 31, 2007, LF’s investment in BHA was $1,237,000.

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

Deposits. The Company attracts consumer and commercial deposits principally from within Hendricks, Montgomery, Clinton, Johnson, Brown, Marion and Morgan Counties through the offering of a broad selection of deposit instruments, including noninterest bearing checking, passbook accounts, NOW accounts, variable rate money market accounts, fixed-term certificates of deposit, individual retirement accounts and savings accounts. The Company does not actively solicit or advertise for deposits outside of Hendricks, Montgomery, Clinton, Johnson, Brown and Morgan Counties, and substantially all of the Company’s depositors are residents of those counties. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. The Company may sometimes accept brokered deposits and bids for public deposits and it held $4.0 million and $23.0 million of such funds, or 0.6% and 3.5% of its total deposits, at December 31, 2007. The Company regularly runs specials on certificates of deposit with specific maturities.

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

Approximately 50.2% of the Company’s deposits consist of certificates of deposit, which generally have higher interest rates than other deposit products that it offers. Certificates of deposit have decreased 5.1% during the year ended December 31, 2007. Money market accounts represent 26.4% of the Company’s deposits and have grown 21.5% during the year ended December 31, 2007. Savings accounts represent 8.1% of deposits and have declined  21.9% since December 31, 2006. Non-interest bearing demand accounts declined $5.1 million, or 10.0%, during the year ended December 31, 2007. The Company offers special rates on certificates of deposit with maturities that fit its asset and liability strategies.

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

An analysis of the Company’s deposit accounts by type and maturity at December 31, 2007, is as follows:

Type of Account	Minimum Opening Balance	Balance at December 31, 2007	% of Deposits	Weighted Average Rate
	(Dollars in thousands)
Withdrawable:
Savings accounts	$25	$53,349	8.13%	2.39%
Money market	1,000	173,331	26.41	3.67
Interest-bearing demand accounts	200	54,180	8.25	1.52
Non-interest bearing demand accounts	50	45,955	7.00	----
Total withdrawable		326,815	49.79	2.60

Certificates (original terms):
3 months or less	1,000	406	0.06%	3.54%
6 months	1,000	45,968	7.00	4.57
12 months	1,000	15,471	2.36	4.65
18 months	1,000	121,921	18.57	5.01
24 months	1,000	73,998	11.27	5.07
30 months	1,000	14,679	2.24	4.63
36 months	1,000	6,795	1.04	4.27
48 months	1,000	4,732	0.72	4.31
60 months	1,000	18,625	2.84	4.32

Public fund and brokered certificates		26,995	4.11	4.72
Total certificates		329,590	50.21	4.84
Total deposits		$656,405	100.00%	3.72

The following table sets forth by various interest rate categories the composition of the Company’s time deposits at the dates indicated:

	At December 31,
	2007	2006	2005
	(In thousands)

Less than 2.00%	$2,002	$146	$3,130
2.00 to 2.99%	312	4,504	54,872
3.00 to 3.99%	21,608	41,201	127,551
4.00 to 4.99%	149,744	117,056	113,029
5.00 to 5.99%	155,803	183,842	9,691
6.00 to 6.99%	121	381	923
7.00 to 7.99%	--	--	5
Total	$329,590	$347,130	$309,201

The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 2007. Matured certificates, which have not been renewed as of December 31, 2007, have been allocated based upon certain rollover assumptions.

	Amounts at December 31, 2007, Maturing In
	One Year or Less	Two Years	Three Years	Greater Than Three Years
	(In thousands)

Less than 2.00%	$2,002	$--	$--	$--
2.00 to 2.99%	312	--	--	--
3.00 to 3.99%	17,069	4,395	144	--
4.00 to 4.99%	100,880	33,696	10,929	4,238
5.00 to 5.99%	122,019	32,615	825	345
6.00 to 6.99%	--	--	121	--
Total	$242,282	$70,706	$12,019	$4,583

The following table indicates the amount of the Company’s other certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2007.

At December 31, 2007
Maturity Period	(In thousands)

Three months or less	$47,952
Greater than three months through six months	13,837
Greater than six months through twelve months	18,918
Over twelve months	24,626
Total	$105,333

	DEPOSIT ACTIVITY
	Balance at December 31, 2007	% of Deposits	Increase (Decrease) from 2006	Balance at December 31, 2006	% of Deposits	Increase (Decrease) from 2005	Balance at December 31, 2005	% of Deposits
	(Dollars in thousands)
Withdrawable:
Savings accounts	$53,349	8.13%	$(14,924)	$68,273	10.41%	$15,626	$52,647	8.77%
Money market accounts	173,331	26.41	30,614	142,717	21.77	8,301	134,416	22.38
Interest-bearing demand accounts	54,180	8.25	7,698	46,482	7.09	(4,096)	50,578	8.42
Noninterest-bearing demand accounts	45,955	7.00	(5,107)	51,062	7.79	(2,668)	53,730	8.95
Total withdrawable	326,815	49.79	18,281	308,534	47.06	17,163	291,371	48.52
Certificates (original terms):
91 Days	406	0.06	(229)	635	0.10	(1,295)	1,930	0.32
6 months	45,968	7.00	(196)	46,164	7.04	27,141	19,023	3.17
12 months	15,471	2.36	(22,255)	37,726	5.75	(23,045)	60,771	10.12
18 months	121,921	18.57	24,468	97,453	14.86	72,583	24,870	4.14
24 months	,73,998	11.27	24,812	49,186	7.50	(17,608)	66,794	11.12
30 months	14,679	2.24	(9,846)	24,525	3.74	112	24,413	4.06
36 months	6,795	1.04	(8,996)	15,791	2.41	(4,827)	20,618	3.43
48 months	4,732	0.72	1,030	3,702	0.56	(3,072)	6,774	1.13
60 months	18,625	2.84	(6,605)	25,230	3.85	(6,622)	31,852	5.30
Public fund and brokered certificates	26,995	4.11	(19,723)	46,718	7.13	(5,438)	52,156	8.69
Total certificates	329,590	50.21	(17,540)	347,130	52.94	37,929	309,201	51.48
Total deposits	$656,405	100.00%	$741	$655,664	100.00%	$55,092	$600,572	100.00%

Total deposits at December 31, 2007 were approximately $656.4 million, compared to approximately $655.7 million at December 31, 2006. The Company’s deposit base depends somewhat upon the manufacturing sector of Hendricks, Montgomery, Clinton, Johnson, Brown and Morgan Counties. Although the manufacturing sector in these counties is relatively diversified and does not significantly depend upon any industry, a loss of a material portion of the manufacturing workforce could adversely affect the Company’s ability to attract deposits due to the loss of personal income attributable to the lost manufacturing jobs and the attendant loss in service industry jobs.

In the unlikely event of the Bank’s liquidation, all claims of creditors (including those of deposit account holders, to the extent of their deposit balances) would be paid first followed by distribution of the liquidation account to certain deposit account holders, with any assets remaining thereafter distributed to the Holding Company as the sole shareholder of Lincoln Bank.

Borrowings. Lincoln Bank focuses on generating high quality loans and then seeking the best source of funding from deposits, investments or borrowings. At December 31, 2007, Lincoln Bank had borrowings in the amount of $109.1 million from the FHLB of Indianapolis which bear fixed and variable interest rates and which are due at various dates through 2014. Lincoln Bank is required to maintain eligible loans and investment securities in its portfolio of at least 145% and 115%, respectively, of outstanding advances as collateral for advances from the FHLB of Indianapolis. As an additional funding source, Lincoln Bank has also sold securities under repurchase agreements. Lincoln Bank had $16.8 million of overnight securities sold under repurchase agreement at December 31, 2007. The Company does not anticipate any difficulty in obtaining advances and other borrowings appropriate to meet its requirements in the future.

The following table presents certain information relating to Lincoln Bank’s borrowings at or for the years ended December 31, 2007, 2006 and 2005.

	At or for the Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Outstanding at end of period
Securities sold under repurchase agreements	$16,767	$16,864	$10,064
FHLB advances	108,052	103,608	127,072
Notes Payable	1,125	--	--
Average balance outstanding for period
Securities sold under repurchase agreements	15,344	11,722	8,303
FHLB advances	88,989	102,060	148,509
Notes payable	222	559	452
Maximum amount outstanding at any month-end during the period securities sold under repurchase agreements	17,106	16,864	11,215
FHLB advances	109,552	117,071	174,829
Notes payable	1,250	2,100	3,000
Weighted average interest rate during the period
Securities sold under repurchase agreements	4.05%	4.14%	2.50%
FHLB advances	4.76	4.74	4.68
Notes payable	5.83	7.55	4.16
Weighted average interest rate at end of period
Securities sold under repurchase agreements	3.25	4.27	3.32
FHLB advances	4.42	4.68	4.61
Notes payable	6.75	--	--

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

CLSC primarily engages in the purchase and development of tracts of undeveloped land. As noted above the Company has agreed to cease these non-permissible activities within two years of its conversion date. FDIC regulations prohibited Lincoln Bank from including its investment in CLSC in its calculation of regulatory capital and as such this amount of approximately $611,000 is excluded when calculating the risk based capital ratio requirements for regulatory capital. CLSC purchases undeveloped land, constructs improvements and infrastructure on the land, and then sells lots to builders, who construct homes for sale to home buyers. CLSC ordinarily receives payment when title is transferred.

Portfolio is a Delaware corporation with its principal place of business in Nevada. Portfolio holds and manages a significant portion of Lincoln Bank’s investment portfolio. As of December 31, 2007, Portfolio had investments available for sale,and federal funds sold of $114.8 million, total assets of $115.8 million, and during the fiscal year ended December 31, 2007, had net income of $3.7 million.

EMPLOYEES

As of December 31, 2007, the Company employed 225 persons on a full-time basis and 21 on a part-time basis. None of the Company’s employees are represented by a collective bargaining group and management considers employee relations to be good.

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

The Company considers its employee benefits to be competitive with those offered by other financial institutions and major employers in its area. See “Compensation Discussion and Analysis,” “Executive Compensation,” “Option Plans,” “Recognition and Retention Plan,” “401(k) Plan,” “Grants of Plan-Based Awards for 2007,” “Outstanding Equity Awards,” “Pension Benefits for 2007,” and “Employment Agreements” in the Company’s Proxy Statement for the 2008 Annual Meeting of Shareholders for additional discussions of this matter.

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

Lending Limits.  Under Indiana law, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and unimpaired surplus.  Additional amounts may be lent, not in excess of 10% of unimpaired capital and unimpaired surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate.  At December 31,

2007, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits.

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

As of December 31, 2007, the Company and Bank were categorized as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Company and Bank must maintain capital ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Company and Bank’s category.

The Company and Bank’s actual capital amounts and ratios under the state charter are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Total Capital (to Risk-Weighted Assets)
Consolidated	$79,276	11.3%	$56,223	8.0%	$—	N/A
Bank	79,016	11.3	56,117	8.0	70,150	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	72,693	10.3	28,112	4.0	—	N/A
Bank	72,434	10.3	28,059	4.0	42,090	6.0

Tier I Capital (to Average Assets)
Consolidated	72,693	8.4	34,432	4.0	—	N/A
Bank	72,434	8.4	34,369	4.0	42,961	5.0

Prompt Corrective Regulatory Action.  Federal law provides the federal banking regulators with broad powers to take prompt corrective action to resolve the problems of undercapitalized institutions.  The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as defined by regulation.  Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include:  requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and, ultimately, appointing a receiver for the institution.  At December 31, 2007, the Bank was categorized as “well capitalized,” meaning that the Bank’s total risk-based capital ratio exceeded 10%, the Bank’s Tier I risk-based capital ratio exceeded 6%, the Bank’s leverage ratio exceeded 5%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year.  At December 31, 2007, the Bank’s investment in stock of the FHLB of Indianapolis was $8.8 million.  The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member’s capital and limiting total advances to a member.  Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.  The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.  For the year ended December 31, 2007, dividends paid by the FHLB of Indianapolis to the Bank totaled approximately $403,000, for an annualized rate of 4.6%.

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

Shares of Common Stock held by persons who are affiliates of the Company may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the Securities Act of 1933 (the “1933 Act”).  If the Company meets the current public information requirements under Rule 144, each affiliate of the Company who complies with the other conditions of Rule 144 (including a holding period for restricted securities and conditions that require the affiliate’s sale to be aggregated with those of certain other persons) will be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) l % of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

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

FDIC-insured  institutions remain subject to the requirement to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.  For the quarter ended

December 31, 2007, the FICO assessment rate was equal to 1.14 cents for each $100 in domestic deposits maintained at an institution.

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

The Company has not experienced many of the challenges facing the banking industry as a whole due in large part to its policy of not investing in sub-prime mortgage loans or any (so-called “off-balance sheet”) activity related to the structuring and sale of such loans.  As the economy worsens some of the Company’s customers will experience stress, in some cases severe enough to impact their ability to repay loans in a timely manner.  Our plan is to work closely with our customers to help them work through the stress if possible and, where necessary, to liquidate the credit.  Our policy of requiring prudent underwriting and the fact that Midwest property values have not been as severely impacted as other areas of the country should help mitigate the level of losses that the Company may incur.  Property values have remained relatively stable in central Indiana throughout the huge swings up and back down experienced in California, Florida and isolated other parts of the country.

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

Other, primarily money center, financial institutions have experienced a tightening of liquidity as various sectors of the economy have contracted and certain financing alternatives available to these banks have been curtailed or eliminated.  The Company has been affected by this tightening, not necessarily through reduced liquidity since the Company did not rely on these same sources for its liquidity, but through pricing for retail deposits.  The Company has several wholesale alternatives available to it and weighs the cost of these alternatives against consumer market rates, especially in single service households.

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

At December 31, 2007, our portfolio of commercial real estate loans totaled $225.0  million, 34.2 % of total loans, our commercial business loan portfolio totaled $50.6 million, or 7.7%, and our portfolio of construction loans totaled $78.0 million, or 11.8% of total loans. We plan to continue to emphasize the origination of these types of loans. Commercial real estate, commercial business and construction loans generally have greater credit risk than one-to four-family residential mortgage loans because repayment of these loans often depends on the successful business operations of the borrowers. These loans typically have larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Many of our borrowers also have more than one commercial real estate, commercial business or construction loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship may expose us to significantly greater risk of loss, compared to an adverse development with respect to a one- to four-family residential mortgage loan.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None

ITEM 2. PROPERTIES.

The following table provides certain information with respect to Lincoln Bank’s offices as of December 31, 2007:

Description and Address	Owned or Leased	Year Opened	Total Deposits	Net Book Value of Property, Furniture & Fixtures	Approximate Square Footage

905 Southfield Drive Plainfield, IN 46168	Owned	2004	$35,019	$4,376	24,500
1121 East Main Street Plainfield, IN 46168	Owned	1970	120,815	753	9,925
134 South Washington Street Crawfordsville, IN 47933	Owned	1962	60,662	354	9,340
1900 East Wabash Street Frankfort, IN 46041	Owned	1974	24,210	248	2,670
60 South Main Street Frankfort, IN 46041	Owned	2000	87,445	582	11,750
975 East Main Street Brownsburg, IN 46112	Owned	1981	67,420	417	2,890
7648 East U.S. Highway 36 Avon, IN 46123	Owned	1999	37,251	725	2,800
1010 N. Old State Road 67 Mooresville, IN 46158	Owned	2007	24,832	1,865	3,758
1250 N. Emerson Avenue Greenwood, IN 46143	Land Leased Building Owned	2007	13,686	968	3,758
18 Providence Drive Greenwood, IN 46143	Owned	2002	9,427	915	2,800
250 N. State Road 135 Bargersville, IN 46106	Leased	2004	5,198	30	1,100
2259 N. Morton Franklin, IN 46131	Owned	2003	33,551	1,118	3,750
1275 US Hwy 31 Greenwood, IN 46142	Leased	1999	15,985	565	2,150
996 S. State Road 135 Greenwood, IN 46143	Leased	2000	38,417	274	5,000
180 W. Washington Street Morgantown, IN 46160	Owned	1894	31,799	474	4,000
189 Commercial Drive Nashville, IN 47448	Leased	2001	28,088	53	3,000
110 N. State Road 135 Trafalgar, IN 46181	Owned	1997	22,600	388	1,100

Loan Production Offices:
10333 N. Meridian St. Three Meridian Plaza Ste. 111 Indianapolis, IN 46290	Leased	2006	N/A	66	2,100
648 Treybourne Drive Greenwood, IN 46142	Owned	2000	N/A	1,444
Land - Unimproved
580 Three Notch Road Bargersville, IN	Owned	N/A	N/A	186	N/A

Description and Address	Owned or Leased	Year Opened	Total Deposits	Net Book Value of Property, Furniture & Fixtures	Approximate Square Footage

1.181 Acres in Anson Business District Boone County, IN	Owned	N/A	N/A	1,477	N/A
Franklin Point Lot 2 Marion County Indianapolis, IN	Owned	N/A	N/A	808	N/A

Lincoln Bank owns computer and data processing equipment which it uses for transaction processing, loan origination, and accounting. The net book value of Lincoln Bank’s electronic data processing equipment was approximately $370,000 at December 31, 2007.  This equipment is also listed in the totals by location above.

Lincoln Bank currently operates 18 automatic teller machines (“ATMs”), with one ATM located at its main office and each of its branch offices plus one at the loan production office on N. Meridian Street, Indianapolis. Lincoln Bank’s ATMs participate in the Star® network.

Lincoln Bank has also contracted for data processing, item processing, electronic banking and ATM processing with Fidelity Information Services, located in Plano, Texas. The cost of these services is approximately $162,000 per month.

ITEM 3.   LEGAL PROCEEDINGS.

Although the Holding Company and Lincoln Bank are involved, from time to time, in various legal proceedings in the normal course of business, there are no material legal proceedings to which they presently are a party or to which any of the Holding Company’s or Lincoln Bank’s property is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2007.

ITEM 4.5.   EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers of the Holding Company are identified below. The executive officers are elected annually by the Holding Company’s Board of Directors and the Bank’s Board of Directors.

Jerry R. Engle (age 63) served as the Executive Vice President and Chief Operating Officer of the Bank, and Vice Chairman of the Board of Directors of the Holding Company, since the merger of First Shares in August 2004, until June 1, 2005, when he became President and Chief Executive Officer of the Holding Company and the Bank and Chairman of the Board of Directors of the Holding Company. Formerly, he was the President and Chief Executive Officer of First Shares and First Bank from March 1999 until joining the Holding Company. Prior to that time, he was Chief Executive Officer of Citizens Bank of Central Indiana, a position he assumed in 1992 when Indiana Bancshares, Inc., of which he was Chief Executive Officer, merged into CNB Bancshares, Inc., the holding company for Citizens Bank.

John M. Baer (age 59) has served as the Holding Company’s Secretary and Treasurer since December 1998 and as Lincoln Bank’s Senior Vice President, Chief Financial Officer, Secretary and Treasurer since June 1997. From October 1989 through June 1996 he served as Senior Vice President and Chief Financial Officer of Bank One, Merrillville, NA, in Merrillville, Indiana. From June 1996 to June 1997 he served as Vice President of Bank One, Indiana. He has served the banking industry since 1978.

James Douglas Bennett (age 51) joined the Bank as Senior Vice President, Business Development on August 7, 2006. From May, 2003 until August, 2006, he was a partner with Equity + , LLC, a consulting firm providing services to the financial institution industry.  Prior to that, from 2002 to 2003, he served as the Senior VP of Retail Services/Marketing for Monroe Bank in Bloomington, Indiana.

John B. Ditmars (age 51) was promoted to Executive Vice President, Chief Operating Officer effective August 7, 2006, and has served the Bank as the Senior Vice President of Administration since the merger of First Shares in August 2004. Prior to that time, he served from March 1999 until the merger as Executive Vice President of First Bank. Prior to First Bank, Mr. Ditmars was a Senior Commercial Lender at Citizens Bank of Central Indiana, a position he assumed in 1992 when Indiana Bancshares, Inc., of which he was Senior Commercial Lender, merged into CNB Bancshares, Inc., the holding company for Citizens Bank. He has served the banking industry since 1979.

Jonathan D. Slaughter (age 57) has served the Bank as the Senior Vice President, Credit Administration, since June 2004. Prior to that time, he served First Bank as a Senior Vice President and Commercial Loan Manager from April 2003 until June 2004, as a Market President for Irwin Financial for two years and CNB Bancshares for five years. He has served the banking industry for over 28 years.

Bryan Mills (age 49) was appointed Senior Vice President, Mortgage Lending Manager of Lincoln Bank on April 19, 2005. Prior to that date, he was Vice President of Mortgage Lending for First Bank since March 1999. Mr. Mills owned a mortgage origination business from 1991 to 1999. Prior to owning his own business he was in banking from 1981 to 1991.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Except for the information below on repurchases, the information required by this item is contained in the material under the heading “Shareholder Information” on page 49 of the Holding Company’s 2007 Shareholder Annual Report (the “Shareholder Annual Report”), which is incorporated herein by this reference.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares Yet to Be Purchased Under the Plan

October 1-31, 2007	62,500	$ 16.75	62,500	-0-
November 1-30, 2007	-0-		-0-	265,600
December 1-31, 2007	-0-		-0-	265,600
Total	62,500	$ 16.75	62,500	265,600
_____________________________
(1)
On April 23, 2003, Lincoln Bancorp announced a plan to repurchase up to 222,591 shares of the its outstanding shares of common stock. Repurchases began Monday, April 28, 2003. All purchases have been in the open-market. The plan was completed on October 29, 2007. All prior repurchase plans have been completed.

(2)	On November 26, 2007, Lincoln Bancorp announced a plan to repurchase up to 265,600 shares of its outstanding shares of common stock. No shares have been repurchased under this plan.

ITEM 6.   SELECTED FINANCIAL DATA.

The information required by this item is contained in the material under the heading “Selected Consolidated Financial Data” on pages 8 and 9 of the Shareholder Annual Report, which is incorporated herein by this reference.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The information required by this item is contained on pages 10 through 24 of the Shareholder Annual Report, which is incorporated herein by this reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is contained on pages 23 and 24 of the Shareholder Annual Report, which is incorporated herein by this reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Holding Company’s Consolidated Financial Statements and Notes thereto contained on pages 26 through 45 in the Shareholder Annual Report are incorporated herein by reference. The Company’s unaudited quarterly results of operations contained on page 45 in the Shareholder Annual Report are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Holding Company’s management, including its Chief Executive Officer and Treasurer, of the effectiveness of the Holding Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the fourth quarter of the 2007 fiscal year covered by this report. Based on their evaluation, the Holding Company’s Chief Executive Officer and Treasurer, who is the Holding Company’s principal financial officer, have concluded that the Holding Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Holding Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls

The Holding Company’s management, including its Chief Executive Officer and Treasurer, also have concluded that during the Holding Company’s fiscal quarter ended December 31, 2007, there were no changes in the Holding Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting.  This report follows.

Independent Registered Public Accounting Firm Report

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders
Lincoln Bancorp
Plainfield, Indiana

We have audited Lincoln Bancorp’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Lincoln Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Lincoln Bancorp and our report dated March 5, 2008, expressed an unqualified opinion thereon.

/s/ BKD LLP

Indianapolis, Indiana
March 5, 2008

ITEM 9B.   OTHER INFORMATION.

None.

PART III

Certain information in this Part III is incorporated by reference to the Holding Company’s Proxy Statement for its Annual Meeting of Shareholders to be held April 15, 2008, which will be filed within 120 days after the year ended December 31, 2007 (the “2008 Proxy Statement”).

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item with respect to directors is incorporated by reference to the section of the 2008 Proxy Statement with the caption “Proposal I - Election of Directors.” Information concerning the Registrant’s executive officers is included in Item 4.5 in Part I of this report. Information with respect to corporate governance is incorporated by reference to the section of the 2008 Proxy Statement with the caption “Corporate Governance.” nformation regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section of the 2008 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”

The Company has adopted a code of ethics that applies, among other persons, to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of that Code of Ethics is posted on Lincoln’s website at www.lincolnbankonline.com (under “Investor Relations” click on “Corporate Governance”).

ITEM 11.   EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the sections of the 2008 Proxy Statement with the captions “Corporate Governance,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Option Plans,” “Recognition and Retention Plan,” “401(k) Plan,” “Grants of Plan-Based Awards for 2007,” “Outstanding Equity Awards,” “Pension Benefits for 2007,” “Employment Agreements,” “Compensation of Directors” and “Stock/Compensation Committee Report.”

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information, as of December 31, 2007, regarding the securities authorized for issuance under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)

Equity compensation plans approved by security holders	695,372	$13.83	90,934

Equity compensation plans not approved by security holders	21,330		17,637

Total	716,702	$13.83	108,571

(1)	The Lincoln Bancorp 1999 and the 2005 Stock Option Plan combined.
(2)	The Lincoln Bancorp Recognition and Retention Plan and Trust (“RRP”). Column (a) includes 21,330 shares granted to management that have not yet vested.
(3)	The total in column (b) includes only the weighted-average price of stock options, as the restricted shares awarded under the RRP have no exercise price.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The information on the security ownership of management and certain beneficial owners is incorporated by reference to the sections of the 2008 Proxy Statement with the captions “Principal Holders of Common Stock” and “Proposal I - Election of Directors.”

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the sections of the 2008 Proxy Statement with the captions “Corporate Governance” and “Transactions with Related Persons.”

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to the sections of the 2008 Proxy Statement with the captions “Accountants” and “Accountant’s Fees.”

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)           The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements:
	Report of Independent Registered Public Accounting Firm	See Shareholder Annual Report Page 25
	Consolidated Balance Sheets at December 31, 2007 and 2006	See Shareholder Annual Report Page 26
	Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005	See Shareholder Annual Report Page 27
	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005	See Shareholder Annual Report Page 28
	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005	See Shareholder Annual Report Page 29
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	See Shareholder Annual Report Page 30
	Notes to Consolidated Financial Statements	See Shareholder Annual Report Page 31

2.	Financial Statement Schedules:

3.	Exhibits:
The exhibits listed in the Exhibit Index are filed with or incorporated herein by reference.

(b)           The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index .

(c)           All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.

LINCOLN BANCORP

Date: March 14, 2008	By:	/s/ Jerry R. Engle
Jerry R. Engle, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 14th day of March 2008.

	Signatures	Title		Date

(1)	Principal Executive Officer:		)
)
	/s/ Jerry R. Engle		)
	Jerry R. Engle	President and Chief Executive Officer	) )	March 14, 2008
)
(2)	Principal Financial and Accounting Officer:		) )
)
	/s/ John M. Baer		)
	John M. Baer	Secretary and Treasurer	)	March 14, 2008
)
(3)	The Board of Directors:		)
)
	/s/ Lester N. Bergum, Jr.		)
	Lester N. Bergum, Jr.	Director	)	March 14, 2008
)
)
)
	Dennis W. Dawes	Director	)	March ___, 2008
)
)
	/s/ Jerry R. Engle		)
	Jerry R. Engle	Director	)	March 14, 2008
)
)
	/s/ W. Thomas Harmon		)
	W. Thomas Harmon	Director	)	March 14, 2008
)
)
	/s/ Jerry R. Holifield		)
	Jerry R. Holifield	Director	)	March 14, 2008
)
)
	/s/ David E. Mansfield		)
	David E. Mansfield	Director	)	March 14, 2008

)
)
)
R.J. McConnell	Director	)	March ___, 2008
)
/s/ Patrick A. Sherman		)
Patrick A. Sherman	Director	)	March 14, 2008
)
)

Exhibit Index

Exhibit No.	Description

3(1)
Registrant’s Articles of Incorporation (incorporated by reference to Exhibit (1) to the Registrant’s Registration Statement on Form S-1 filed with the Commission on September 14, 1998 (the “S-1 Registration Statement”)).

3(2)	Registrant’s Amended and Restated Code of By-Laws is incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 27, 2007.
10(1)*	Lincoln Bancorp Stock Option Plan (incorporated by reference to Exhibit 10(2) to the S-1 Registration Statement).
10(2)*	Lincoln Federal Savings Bank Recognition and Retention Plan and Trust (incorporated by reference to Exhibit 10(3) to the S-1 Registration Statement).
10(3)*	Lincoln Federal Savings Bank Employee Stock Ownership Plan and Trust Agreement (incorporated by reference to Exhibit 10(5) to the S-1 Registration Statement).
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

10(10)*
Unfunded Deferred Compensation Plan for the Directors of Lincoln Bank (As Amended and Restated Effective January 1, 2005) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on March 21, 2005).

10(11)*	Form of Incentive Stock Option Agreement Under the Lincoln Bancorp Stock Option Plan is incorporated by reference to Exhibit 10(16) to the Form 10-K filed with the Commission on March 31, 2005.
10(12)*	Form of Non-Qualified Stock Option Agreement Under the Lincoln Bancorp Stock Option Plan is incorporated by reference to Exhibit 10(17) to the Form 10-K filed with the Commission on March 31, 2005.

Exhibit No.	Description

10(13)*
Form of Award Notification Under the Lincoln Federal Savings Bank Recognition and Retention Plan and Trust is incorporated by reference to Exhibit 10(18) to the Form 10-K filed with the Commission on March 31, 2005.

10(14)*	First Amendment to Restated Lincoln Bank Deferred Director Supplemental Retirement Plan is incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Commission on March 21, 2005.
10(15)*
Unfunded Deferred Compensation Plan for the Directors of Lincoln Bank (As Amended and Restated Effective January 1, 2005) is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on March 21, 2005.

10(16)*
Fifth Amendment to the Lincoln Federal Savings Bank Employee Stock Ownership Plan and Trust Agreement is incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on April 25, 2005.

10(17)*	Lincoln Bancorp 2005 Stock Option Plan is incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on September 9, 2005.
10(18)*	Form of Incentive Stock Option Agreement is incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the Commission on September 9, 2005.
10(19)*	Form of Non-Qualified Stock Option Agreement for Employees is incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the Commission on September 9, 2005.
10(20)*	Form of Non-Qualified Stock Option Agreement for Directors is incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the Commission on September 9, 2005.
10(21)*	Lincoln Bancorp Incentive Plan is incorporated by reference to the Form 8-K filed with the Commission on April 21, 2006.
10(22)*
Unfunded Deferred Compensation Plan for the Directors of Lincoln Bank (as amended and restated effective January 1, 2005) is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 20, 2007.

10(23)*
Lincoln Bank Deferred Director Supplemental Retirement Plan (as amended and restated effective January 1, 2005) is incorporated by reference to Exhibit 10.2 to the Form 8-K filed on September 20, 2007.

10(24)*	Amended and Restated Employment Agreement (Jerry R. Engle) is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 4, 2007.
10(25)*	Amended and Restated Employment Agreement (John B. Ditmars) is incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 4, 2007.
10(26)*	Amended and Restated Employment Agreement (Jonathan D. Slaughter) is incorporated by reference to Exhibit 10.3 to the Form 8-K filed on October 4, 2007.
10(27)*	Amended and Restated Employment Agreement (John M. Baer) is incorporated by reference to Exhibit 10.4 to the Form 8-K filed on October 4, 2007.
10(28)*	Amended and Restated Employment Agreement (Bryan Mills) is incorporated by reference to Exhibit 10.5 to the Form 8-K filed on October 4, 2007.
10(29)*	Amended and Restated Employment Agreement (J. Douglas Bennett) is incorporated by reference to Exhibit 10.6 to the Form 8-K filed on October 4, 2007.

Exhibit No.	Description

10(30)*	Amended Lincoln Bancorp Incentive Plan is incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 8, 2007.
13	2007 Shareholder Annual Report.
21	Subsidiaries of Registrant.
23	Consent of Independent Registered Public Accounting Firm.
31(1)	Certification.
31(2)	Certification.
32	Certification.

*	Compensation plans or arrangements in which directors or executive officers are eligible to participate.