Form 10-Q
period 2008-03-31
LINCOLN BANCORP /IN/
filed 2008-05-12
CIK 1070259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☐         No ☒

The number of shares of the Registrant’s common stock, without par value, outstanding as of March 31, 2008 was 5,316,356.

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

PART I FINANCIAL INFORMATION

Item 1.   Financial Statements

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Balance Sheets

	March 31, 2008 (Unaudited)	December 31, 2007
Assets
Cash and due from banks	$3,390,848	$3,935,172
Federal funds sold	1,864,208	1,983,662
Interest-bearing demand deposits in other banks	7,232,678	7,196,435
Cash and cash equivalents	12,487,734	13,115,269
Investment securities available for sale	135,778,900	150,405,859
Loans held for sale	3,002,752	3,956,914
Loans, net of allowance for loan losses of $7,987,653 and $6,581,860	627,196,162	635,834,260
Premises and equipment	17,885,160	18,086,416
Investments in limited partnerships	1,218,965	1,237,498
Federal Home Loan Bank stock	8,808,200	8,808,200
Interest receivable	4,485,810	5,133,487
Goodwill	23,906,877	23,906,877
Core deposit intangible	2,048,338	2,168,978
Cash value of life insurance	21,255,097	21,051,945
Other assets	6,352,997	5,608,162
Total assets	$864,426,992	$889,313,865

Liabilities
Deposits
Noninterest-bearing	$47,025,561	$45,955,056
Interest-bearing	590,284,965	610,449,489
Total deposits	637,310,526	656,404,545
Securities sold under repurchase agreements	16,497,603	16,766,968
Borrowings	103,390,420	109,177,208
Interest payable	1,861,815	2,310,627
Other liabilities	6,843,115	5,668,732
Total liabilities	765,903,479	790,328,080

Commitments and Contingencies

Shareholders’ Equity
Common stock, without par value
Authorized - 20,000,000 shares
Issued and outstanding - 5,316,356 and 5,312,981 shares	61,772,509	61,720,988
Retained earnings	39,682,588	40,190,154
Accumulated other comprehensive loss	(512,114)	(434,297)
Unearned employee stock ownership plan (ESOP) shares	(2,419,470)	(2,491,060)
Total shareholders’ equity	98,523,513	98,985,785
Total liabilities and shareholders’ equity	$864,426,992	$889,313,865

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,
Interest Income and Dividends	2008	2007
Loans receivable, including fees	$10,504,945	$10,950,120
Investment securities	1,891,718	1,975,283
Federal funds sold	20,719	9,775
Deposits with financial institutions	4,975	175,259
Dividend income	109,861	114,857
Total interest and dividend income	12,532,218	13,225,294
Interest Expense
Deposits	5,422,398	6,685,925
Short-term borrowings	96,387	159,696
Federal Home Loan Bank advances	1,175,168	1,019,056
Total interest expense	6,693,953	7,864,677
Net Interest Income	5,838,265	5,360,617
Provision for loan losses	1,507,049	207,000
Net Interest Income After Provision for Loan Losses	4,331,216	5,153,617
Other Income
Service charges on deposit accounts	641,680	541,796
Net realized and unrealized gains (losses) on loans held for sale	456,699	(1,006,279)
Net realized and unrealized gains (losses) on securities	70,126	(418,723)
Point of sale income	262,632	193,687
Loan servicing fees	93,936	76,930
Increase in cash value of life insurance	203,152	212,245
Other income	217,674	219,949
Total other income	1,945,899	(180,395)
Other Expenses
Salaries and employee benefits	3,354,100	3,095,864
Net occupancy expenses	645,002	545,253
Equipment expenses	410,726	425,969
Data processing fees	664,872	531,897
Professional fees	213,086	144,237
Director and committee fees	41,287	116,476
Advertising and business development	228,672	281,977
Core deposit intangible amortization	120,640	137,230
Other expenses	670,996	658,496
Total other expenses	6,349,381	5,937,399
Loss Income Before Income Tax	(72,266)	(964,177)
Income tax benefit	(253,546)	(539,053)
Net Income (Loss)	$181,280	$(425,124)
Basic Earnings (Loss) per Share	$0.04	$(0.08)
Diluted Earnings (Loss) per Share	$0.04	$(0.08)
Dividends per Share	$0.14	$0.14

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Net Income (Loss)	$181,280	$(425,124)
Other comprehensive income (loss), net of tax
Unrealized gains/(losses) on securities available for sale
Unrealized holding gains/(losses) arising during the period, net of tax expense/ (benefit) of $(44,880) and $122,634	(69,968)	275,418
Less: Reclassification adjustment for realized gains (losses) included in net income, net of tax expense (benefit) of $27,665 and $(161,906)	42,461	(256,817)
Reclassification adjustment for amortization of additional pension liability recognized in expense under FAS 158, net of tax benefit of $22,693 and $3,748	34,612	5,715
	(77,817)	537,950
Comprehensive income	$103,463	$112,826

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Statement of Shareholders’ Equity
For the Three Months Ended March 31, 2008
(Unaudited)

	Common Stock			Accumulated Other
	Shares Outstanding	Amount	Retained Earnings	Comprehensive Loss	Unearned ESOP Shares	Total

Balances, January 1, 2008	5,312,981	$61,720,988	$40,190,154	$(434,297)	$(2,491,060)	$98,985,785

Net income for the period			181,280			181,280
Unrealized losses on securities, net of reclassification adjustment				(112,429)		(112,429)
Stock options exercised	3,375	19,541				19,541
Stock option expense		15,138				15,138
ESOP shares earned			21,334		71,590	92,924
Amortization of unearned compensation expense		16,842	3,243			20,085
Amortization of additional pension liability recognized under FAS 158				34,612		34,612
Cash dividends ($.14 per share)			(713,423)			(713,423)

Balances, March 31, 2008	5,316,356	$61,772,509	$39,682,588	$(512,114)	$(2,419,470)	$98,523,513

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Operating Activities
Net income (loss)	$181,280	$(425,124)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	1,507,049	207,000
Investment securities accretion, net	(1,057)	5,818
Investment securities (gains) losses	(70,126)	418,723
Loans originated for sale	(25,970,077)	(18,757,079)
Proceeds from sale of loans and payments received on loans held for sale	27,339,119	20,839,089
Net realized and unrealized (gains) losses on loans held for sale	(456,699)	1,006,279
Amortization of net loan origination costs	162,586	118,486
Amortization of purchase accounting adjustments	94,194	79,228
Depreciation and amortization	433,709	442,578
Amortization of unearned compensation expense	20,085	24,586
ESOP shares earned	92,924	145,482
Net change in:
Interest receivable	647,677	105,963
Interest payable	(448,812)	177,964
Other adjustments	(3,913)	(34,929)
Net cash provided by operating activities	3,527,939	4,354,064

Investing Activities
Purchases of securities available for sale	(5,684,480)	(2,938,919)
Proceeds from maturities of securities available for sale	20,197,649	3,306,399
Net change in loans	6,891,909	(11,127,986)
Purchases of property and equipment	(233,719)	(1,464,299)
Proceeds from sales of foreclosed real estate	8,615	187,929
Other investing activities	--	2,801
Net cash provided by (used in) investing activities	21,179,974	(12,034,075)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand, money market and savings deposits	(9,670,900)	12,259,065
Certificates of deposit	(9,423,119)	11,423,600
Short term borrowings	(14,152,602)	(1,617,851)
Proceeds from FHLB advances	18,100,000	9,500,000
Repayment of FHLB advances	(10,000,000)	(26,050,000)
Dividends paid	(712,951)	(707,105)
Purchase of common stock	--	(18,750)
Exercise of stock options	19,541	396,638
Net change in advances by borrowers for taxes and insurance	504,583	797,214
Net cash provided by (used in) financing activities	(25,335,448)	5,982,811

	Three Months Ended March 31,
	2008	2007

Net Change in Cash and Cash Equivalents	(627,535)	(1,697,200)
Cash and Cash Equivalents, Beginning of Period	13,115,269	18,408,717
Cash and Cash Equivalents, End of Period	$12,487,734	$16,711,517

Additional Cash Flows and Supplementary Information
Interest paid	$7,142,765	$7,686,713
Income tax paid	100,000	--
Loan balances transferred to foreclosed real estate	99,449	114,578
Transfer of loans to held for sale loans - net	--	44,198,542
Transfer of investment securities available for sale to trading securities	--	29,718,011

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY
Notes to Unaudited Consolidated Condensed Financial Statements

Note 1: Basis of Presentation

The consolidated financial statements include the accounts of Lincoln Bancorp (the “Company”), its wholly owned subsidiary, Lincoln Bank, a state chartered commercial bank (“Lincoln” or the “Bank”), and Lincoln’s wholly owned subsidiaries, LF Service Corporation (“LF Service”) and Citizens Loan and Service Corporation (“CLSC”), both Indiana corporations, and LF Portfolio Services, Inc. (“LF Portfolio”), a Delaware corporation. A summary of significant accounting policies is set forth in Note 1 of Notes to Financial Statements included in the December 31, 2007 Annual Report to Shareholders. All significant intercompany accounts and transactions have been eliminated in consolidation.

The interim consolidated financial statements have been prepared in accordance with instructions to Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

The interim consolidated financial statements at March 31, 2008 and for the three months ended March 31, 2007, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2007 has been derived from the audited consolidated balance sheet of the Company as of that date.

Reclassifications of certain amounts in the 2007 consolidated financial statements have been made to conform to the 2008 presentation.

Note 2: Earnings (Loss) Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

	Three Months Ended March 31, 2008				Three Months Ended March 31 , 2007
	Income	Weighted Average Shares	Per Share Amount		Loss	Weighted Average Shares	Per Share Amount
Basic earnings (loss) per share
Income available to common shareholders	$181,280	5,041,438	$	. 04	$(425,124)	5,032,649	$	(. 08)

Effect of dilutive RRP awards and stock options		30,216
Diluted earnings (loss) per share
Income (loss) available to common shareholders and assumed conversions	$181,280	5,071,654	$	. 04	$(425,124)	5,032,649	$	(. 08)

Options to purchase 289,796 shares of common stock at exercise prices of $13.89 to $19.40 per share were outstanding at March 31, 2008, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

Options to purchase 682,372 shares of common stock at exercise prices of $7.32 to $18.75 per share were outstanding at March 31, 2007, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

Note 3: Disclosures About Fair Value of Assets and Liabilities

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157).  FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  FAS 157 has been applied prospectively as of the beginning of the period.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  Level 2 securities include certain collateralized mortgage obligations, mortgage backed securities, corporate trust preferred  notes and certain municipal securities.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include certain trust preferred stock pools and structured government agency securities which are less liquid securities.

Loans Held for Sale

Loans held for sale are initially recorded at cost and evaluated for lower of cost or fair value at each reporting period. As of March 31, 2008 the fair value of loans held for sale approximated cost and as such no fair value disclosure is included on these loans in the tables below.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2008.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$135,778,900	$-0-	$128,683,328	$7,095,572

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs:

Available-for-sale securities

Beginning balance	$7,185,799

Total realized and unrealized gains and losses
Amortization included in net income	(4,234)
Unrealized losses included in other comprehensive income	(78,900)
Purchases, issuances and settlements including paydowns	(7,093)
Transfers in and/or out of Level 3	-0-

Ending balance	$7,095,572

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-0-

Realized and unrealized gains and losses included in net income for the period from January 1, 2008, through March 31, 2008, are reported in the consolidated statements of income as follows:

	Operating Income	Other Income (Expense)

Total gains and losses	$-0-	$-0-
Change in unrealized gains or losses relating to assets still held at the balance sheet date	$-0-	$-0-

Following is a description of the valuation methodologies used for instruments measured at fair values on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when full payment under the contractual loan terms is not expected.  Impaired loans are carried at the present value of estimate future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent.  Loans are evaluated for impairment quarterly. During the first quarter of 2008, the Bank evaluated $8.6 million of loans for impairment and determined specific impairment on these loans totaling $2.0 million. Certain of these impaired loans were impaired for the first time, partially charged-off or re-evaluated, resulting in a remaining balance for these loans, net of specific allowance, of $3.9 million. This valuation would be considered Level 3.  Level 3 inputs for impaired loans included current and prior appraisals, discounting factors, the borrowers’ financial results and other considerations including expected cash flows.

Mortgage Servicing rights

Mortgage servicing rights are initially recorded at fair value and are subsequently reported at amortized cost and periodically evaluated for impairment as described in (SFAS) No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140. New mortgage servicing rights recorded during the current accounting period are recorded at fair value and are disclosed as a nonrecurring measurement.

Mortgage servicing rights recorded as an asset and into income during the three months ended March 31, 2008 totaled  $42,000. Mortgage servicing rights do not trade in an active, open market with readily observable prices.  Accordingly, fair values of new mortgage servicing rights are estimated using discounted cash flow models.  Due to the nature of the valuation inputs, recording initial mortgage servicing rights are classified within Level 3 of the hierarchy.

Note 4: Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”.  This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The impact of the adoption was not material.

In February 2006, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). Adoption of SFAS 159 is required for January 1, 2008. This statement allows, but does not require, companies to record certain assets and liabilities at their fair value. The fair value determination is made at the instrument level, so similar assets or liabilities could be partially accounted for using the historical cost method, while other similar assets or liabilities are accounted for using the fair value method. Changes in fair value are recorded through the income statement in subsequent periods. The statement provides for a one time opportunity to transfer existing assets and liabilities to fair value at the point of adoption with a cumulative effect adjustment recorded against equity. After adoption, the election to report assets or liabilities at fair value must be made at the point of their inception. The adoption of this statement did not have a material impact on the Corporation’s consolidated financial statements.

Financial Accounting Standards Board Statement No. 141 (SFAS 141R), “Business Combinations (Revised 2007),” was issued in December 2007 and replaces SFAS 141 which applies to all transactions and other events in which one entity obtains control over one or more other businesses.  SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date.  Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt.  This fair value approach replaces the cost allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual asset acquired and liabilities assumed based on their estimated fair value.  SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed.

Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting.  Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting.  Instead, that contingency would be subject to the probable and estimable recognition criteria under SFAS 5, “Accounting for Contingencies.”  The Company is evaluating the requirements of SFAS 141R to determine if it will have a significant impact on the Company’s financial condition or results of operations. This statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption prohibited.

Financial Accounting Standards Board Statement No. 160 (SFAS 160), “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51,” was issued in December 2007 and establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements.  Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that are attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  SFAS 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

Financial Accounting Standards Board Statement No. 161 (SFAS 161), “Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133,” was issued in March 2008 and amends and expands the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows.  To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS 161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

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

Lincoln currently conducts its business from 17 full-service offices located in Hendricks, Johnson, Morgan, Clinton, Montgomery, and Brown Counties, Indiana, with its main office located in Plainfield. The Bank also has 2 loan production offices located in Carmel and Greenwood, Indiana. Lincoln offers a variety of lending, deposit and other financial services to its retail and commercial customers. The Bank’s principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured by commercial real estate, inventory, accounts receivable as well as first mortgage liens on one- to four-family residential real estate. Lincoln’s deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Lincoln offers a number of financial services, which includes: (i) one-to-four-family residential real estate loans; (ii) commercial real estate loans; (iii) real estate construction loans; (iv) land loans; (v) multi-family residential loans; (vi) consumer loans, including home equity loans and automobile loans; (vii) commercial loans; (viii) money market demand accounts; (ix) savings accounts; (x) checking accounts; (xi) NOW accounts; (xii) certificates of deposit; and (xiii) financial planning.

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

As noted in our 2007 Annual Report on Form 10-K, because we focus our business in central Indiana, an economic slowdown in this area could hurt our business. An economic slowdown could have the following consequences:

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

Critical Accounting Policies

Note 1 to the consolidated financial statements contains a summary of the Company’s significant accounting policies presented on pages 31 through 33 of the Annual Report to Shareholders for the year ended December 31, 2007, which was filed on Form 10-K with the Securities and Exchange Commission on March 14, 2008. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, the valuation of mortgage servicing rights, and the valuation of intangible assets.

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

Financial Condition

Assets totaled $864.4 million at March 31, 2008, a decrease from December 31, 2007 of $24.9 million.  The decrease in assets occurred in net loans including loans held for sale, down $9.6 million and investment securities available for sale, down $14.6 million.  Investments declined as several callable securities were called as interest rates declined. The proceeds of these securities were used to reduce higher cost borrowings and certificates of deposit.  The decline in loans occurred in real estate mortgages, down $8.8 million and consumer loans, down $4.7 million. We experienced growth of $5.3 million in commercial loans.   The increase in allowance for loan losses accounted for $1.4 million of the decline in net loans. Generally, the Bank continues to sell the majority of our residential mortgage loan production in the secondary market.

Total deposits were $637.3 million at March 31, 2008, a decline of $19.1 million since December 31, 2007.  Our public funds money market product balances declined by $29.4 million as year end balances in these accounts were distributed by the public fund entities. In addition, public fund certificates of deposit and consumer certificates declined slightly, by $2.6 million and $6.8 million respectively from December 31, 2007. These declines were partially offset by increases in our interest bearing demand products, up $7.3 million, our non-public funds money market accounts, up $5.2 million and our savings account products and other, up $6.1 million. Our growth in interest bearing demand continues as we introduced new products in combination with a direct mail and premium campaign.  Generally, this program has worked well in creating new relationships with the Bank. Noninterest bearing deposits increased by $1.1 million from December 31, 2007 to $47.0 million at March 31, 2008. Securities sold under agreement to repurchase were $16.5 million and borrowings were $103.4 million at March 31, 2008. Both declined by $.3 million and $5.8 million, respectively, from year end 2007. The decline in borrowings was the result of repayment of short-term Federal Home Loan Bank advances from cash as a result of securities maturities and calls.

Shareholders’ equity declined by $.5 million from $99.0 million at December 31, 2007 to $98.5 million at March 31, 2008.  The majority of the decline was the result of dividends paid out in excess of earnings. Accumulated other comprehensive loss worsened as unrealized losses on available securities increased. Management’s review of available-for-sale securities in a loss position determined that the impairments were not other-than-temporary impairment because the fluctuation in values was primarily the result of changes in interest rates.  As of March 31, 2008 management has both the ability and the intent to hold these securities until recovery.  Management does classify these securities as “available-for-sale” under the definition of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities so certain circumstances, such as changes in market interest rates and related changes in the security's prepayment risk, needs for liquidity (for example, due to the withdrawal of deposits, increased demand for loans), changes in the availability of and the yield on alternative investments or changes in funding sources and terms could change management’s assessment of its ability and intent to hold these securities.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

Net income for the quarter ended March 31, 2008 was $181,000, or $.04 for both basic and diluted earnings per share. This compared to a net loss for the comparable period in 2007 of $425,000, or $.08 loss for basic and $.08 loss for diluted earnings per share.

Net interest income for the first quarter of 2008 was $5,838,000  compared to $5,361,000 for the same period in 2007. Net interest margin improved to 2.90% for the three-month period ended March 31, 2008 compared to 2.60% for the same period in 2007. The average yield on earning assets declined only 20 basis points for the first quarter of 2008 compared to the same period in 2007 while the average cost of interest-bearing liabilities declined 59 basis points in 2008 compared to 2007.  Interest rate spread increased from 2.14% for the quarter ending March 31, 2007 to 2.53% for the like quarter in 2008. Falling rates have allowed the Bank to benefit from a liability sensitive position.  In addition, a more “normal”, positively sloped yield curve has allowed the Bank to support slightly longer asset maturities with cheaper, somewhat shorter term, liabilities. Our deposit environment has been one where competition has kept certain types of interest bearing deposit account costs higher than wholesale funding that has been available.  We have deliberately reduced certain higher cost funding sources, primarily public fund certificates and certain single service customer certificate relationships in areas where competition seems irrational. As noted above, maturities of investments, a slight decline in loans and growth in certain other deposit categories has provided the funding for this strategy.

The Bank’s provision for loan losses for the first quarter of 2008 was $1,507,000 million compared to $207,000 for the same period in 2007. The increase in the provision expense was primarily the result of downgrades of over a dozen relationships totaling over $30 million. These loans were primarily development and commercial real estate loans affected by the downturn in the economy. The determination for these downgrades followed review of the borrower’s financial information. At this time, no charge-off’s are deemed necessary for these credits and certain of the credits are still performing. Non-performing loans to total loans at March 31, 2008 were 1.43% compared to 1.22% at December 31, 2007, while non-performing assets to total assets were 1.13% at March 31, 2008 compared to 0.95% at December 31, 2007. The allowance for loan losses as a percent of loans was 1.25% at March 31, 2008 and 1.02% at December 31, 2007. During the first quarter of 2008, the Bank incurred $101,000 in net charged off loans compared to net charged off loans in the same quarter of 2007 totaling $107,000. Although management believes the allowance for loan losses is appropriate to absorb probable future losses inherent in the portfolio as of March 31, 2008, further deterioration in either the economy or our borrower’s individual financial condition may necessitate additional provision expense in the future.

Other income for the three months ended March 31, 2008 was $1,946,000 compared to a loss of $180,000 for the same quarter of 2007 or an increase of $2,126,000.  The 2007 results were affected by a restructuring that began in March of 2007.  This restructuring resulted in certain mortgage loans and securities being transferred to loans held for sale and trading securities.  These transfers resulted in a mark to market charge to net realized and unrealized losses on loans held for sale of $1,327,000 for the mortgage loans and net realized and unrealized losses on sale of securities of $419,000 for the securities. Excluding these two charges noninterest income would have totaled $1,566,000 for the period ending March 31, 2007. Service charges on deposit accounts and point of sale income totaled $642,000 and $263,000, respectively for March 31, 2008. This resulted in increases of $100,000 and $69,000 respectively, when compared to the same period last year. As noted above, a new consumer marketing program was instituted in early 2007 resulting in additional transaction accounts that have increased these income sources.  Cash value of life insurance income was $203,000 for the first quarter of 2008. This was a decrease of $9,000 from 2007 to 2008 as a result of decreased yields on the variable rate policies. Excluding the losses associated with the restructuring net realized gains on loans held for sale would have totaled $321,000 for the three months ended March 31, 2007. This compares to the first quarter of 2008 gains on sale of loans held for sale of $457,000, an increase of $136,000 or 42%.  This increase is the result of increased volume of loans sold as well as slightly improved pricing. There were no realized gains or losses on sale of securities for the first quarter of 2007 excluding the restructuring. The first quarter of 2008 gains on sales of securities totaled $70,000, which was primarily the result of called securities that had been carried at a discount.

Other expenses were $6,349,000 for the three months ended March 31, 2008, a $412,000 increase compared to $5,937,000 for the same three months of 2007.  The increase in salary and benefits of $258,000 to $3,354,000 from the three months ended March 31, 2007 to the three months ended March 31, 2008 included an increase in salaries of $171,000. This increase represented normal annual increases as well as the addition of several new positions in key areas, including Business Development, Brokerage, Mortgage Lending and Commercial Lending. Full-time equivalent employees were 239 for the first quarter of 2008 compared to 235 for the same quarter in 2007. Net occupancy expenses were $645,000 for the first quarter of 2008, an increase of $100,000 over the same three month period in 2007. Two new offices that were opened during 2007 and higher real estate taxes make up most of this increase.  Data processing fees totaled $665,000 for the first quarter of 2008 or $133,000 more than the same quarter in 2007 as a result of new services as well as additional activity relating to new deposit accounts opened. Advertising and business development expenses declined from $282,000 for the first quarter of 2007 to $229,000 in the quarter ended March 31, 2008. Much of this decline is due to the timing of certain campaigns as well as an increased focus on cost control in this area.  Income tax expense for the three months ended March 31, 2008 was a benefit of $254,000. This compares to a benefit of $539,000 for the period ended March 31, 2007. The difference between the actual rate recorded and the statutory rates was primarily due to permanent, non-taxable income recorded such as qualifying municipal interest and increases in cash value of life insurance.

Asset Quality

The Company currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements. Special mention loans represent credits that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Lincoln’s credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies on the loans are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Lincoln had $22.5 million and $13.7 million of loans classified as special mention as of March 31, 2008 and December 31, 2007, respectively. In addition, Lincoln had $14.3 million and $8.5 million of loans classified as substandard at March 31, 2008 and December 31, 2007, respectively. Loans classified as doubtful totaled $.3 million at March 31, 2008 and $.7 million at December 31, 2007. At March 31, 2008 and December 31, 2007 there were no loans classified as loss.  The increases in classified loans occurred after loan officers of the Bank reviewed annual financial statements of certain of its loan customers as they became available and determined that the customers’ financial condition had declined and warranted downgrades of the credits.  These loans were primarily development and commercial real estate loans affected by the downturn in the economy.  Loans that were downgraded totaled over $30 million and spanned over a dozen relationships.  Many of these loans are still performing. However, the downgraded credits affected the outcome of the Bank’s consistently applied methodology for determining loan loss allowances and resulted in a required increase to the allowance for loan losses. Nonperforming assets of the Bank increased only $1.3 million from December 31, 2007.

At March 31, 2008, and December 31, 2007, non-accrual loans were $8.8 million and $7.7 million respectively. At March 31, 2008 and December 31, 2007, respectively, accruing loans delinquent 90 days or more totaled $280,000 and $192,000. At March 31, 2008 and December 31, 2007, the allowance for loan losses was $8.0 million and $6.6 million, respectively or 1.25% of total loans including loans held for sale at March 31, 2008 and 1.02% at December 31, 2007.

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

Management believes, as of March 31, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Company and Bank’s actual capital amounts and ratios under the state charter are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008
Total Capital (to Risk-Weighted Assets)
Consolidated	$80,406	11.1%	$57,983	8.0%		N/A
Bank	80,809	11.2	57,874	8.0	$72,343	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	72,417	10.0	28,991	4.0		N/A
Bank	72,821	10.1	28,937	4.0	43,406	6.0

Tier I Capital (to Average Assets)
Consolidated	72,417	8.5	34,136	4.0		N/A
Bank	72,821	8.6	34,070	4.0	42,587	5.0

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

Presented below, as of March 31, 2008 is an analysis showing the present value impact of changes in interest rates, assuming a comprehensive mark-to-market environment. Noninterest sensitive assets and liabilities such as cash, accounts receivable, fixed assets, and other liabilities are excluded from the analysis.

	Economic Value
	Present Value at March 31, 2008 Change in Interest Rates of:
	-2%	-1%	Current		+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Investments	$148,590	$146,544		$144,294	$139,179	$134,391
Loans	652,799	644,318		634,068	622,888	613,989
Total interest sensitive assets	801,389	790,862		778,362	762,067	748,380

Interest Sensitive Liabilities
Deposits	(597,734)	(592,831)		(587,555)	(583,027)	(579,640)
Borrowings and repurchase agreements	(127,596)	(125,173)		(122,843)	(120,802)	(118,813)
Total interest sensitive liabilities	(725,330)	(718,004)		(710,398)	(703,829)	(698,453)

Net market value as of March 31, 2008	$76,059	$72,858		$67,964	$58,238	$49,927
Change from current	$8,095	$4,894	$	---	$(9,726)	$(18,037)

The same information as of December 31, 2007 is presented below.

	Economic Value
	Present Value at December 31, 2007 Change in Interest Rates of:
	-2%	-1%	Current		+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Investments	$163,320	$161,479		$159,105	$154,097	$148,183
Loans	657,051	648,369		640,463	631,998	624,378
Total interest sensitive assets	820,371	809,848		799,568	786,095	772,561

Interest Sensitive Liabilities
Deposits	(613,495)	(608,583)		(603,091)	(597,349)	(592,118)
Borrowings and repurchase agreements	(131,492)	(128,570)		(126,546)	(124,434)	(123,945)
Total interest sensitive liabilities	(744,987)	(737,153)		(729,637)	(721,783)	(716,063)

Net market value as of December 31, 2007	$75,384	$72,695		$69,931	$64,312	$56,498
Change from current	$5,453	$2,764	$	---	$(5,619)	$(13,433)

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

Item 1A.     Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to Vote of Security Holders.

Not Applicable

Item 5.     Other Information.

None

Item 6.     Exhibits

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN BANCORP

Date: May 12, 2008	By:	/s/ Jerry R. Engle
Jerry R. Engle
President and Chief Executive Officer

Date: May 12, 2008	By:	/s/ John M. Baer
John M. Baer
Secretary and Treasurer

EXHIBIT INDEX

No.	Description	Location
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached