Form 10-Q
period 2008-06-30
LINCOLN BANCORP /IN/
filed 2008-08-11
CIK 1070259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2008

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-25219

LINCOLN BANCORP

(Exact name of registrant as specified in its charter)

Indiana

(State or other jurisdiction of incorporation or organization)

35-2055553

(I.R.S. Employer I.D. No.)

905 Southfield Drive, Plainfield, Indiana 46168

(Address of principal executive offices)

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

Yes ☒    No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934). (Check One):

Large accelerated filer   |_|    Accelerated filer  ☒    Non-accelerated filer   |_|     Smaller reporting company  |_|
(do not check if smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes |_| No ☒

The number of shares of the Registrant’s common stock, without par value, outstanding as of June 30, 2008 was 5,319,731.

LINCOLN BANCORP AND SUBSIDIARY
FORM 10-Q
INDEX

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

PART I FINANCIAL INFORMATION

Item 1.     Financial Statements

LINCOLN BANCORP AND SUBSIDIARY

Consolidated Condensed Balance Sheets

	June 30, 2008 (Unaudited)	December 31, 2007
Assets
Cash and due from banks	$3,712,318	$3,935,172
Federal funds sold	1,706,823	1,983,662
Interest-bearing demand deposits in other banks	13,512,200	7,196,435
Cash and cash equivalents	18,931,341	13,115,269
Investment securities available for sale	133,336,698	150,405,859
Loans held for sale	3,456,116	3,956,914
Loans, net of allowance for loan losses of $8,192,603 and $6,581,860	626,606,930	635,834,260
Premises and equipment	17,545,868	18,086,416
Investments in limited partnerships	1,206,339	1,237,498
Federal Home Loan Bank stock	8,808,200	8,808,200
Interest receivable	4,802,194	5,133,487
Goodwill	23,906,877	23,906,877
Core deposit intangible	1,927,694	2,168,978
Cash value of life insurance	21,460,514	21,051,945
Other assets	7,908,793	5,608,162
Total assets	$869,897,564	$889,313,865

Liabilities
Deposits
Noninterest-bearing	$47,293,670	$45,955,056
Interest-bearing	584,697,351	610,449,489
Total deposits	631,991,021	656,404,545
Securities sold under repurchase agreements	13,283,368	16,766,968
Borrowings	119,511,869	109,177,208
Interest payable	1,791,667	2,310,627
Other liabilities	6,720,722	5,668,732
Total liabilities	773,298,647	790,328,080

Commitments and Contingencies

Shareholders’ Equity
Common stock, without par value
Authorized - 20,000,000 shares
Issued and outstanding - 5,319,731 and 5,312,981 shares	61,827,971	61,720,988
Retained earnings	39,885,664	40,190,154
Accumulated other comprehensive loss	(2,766,838	(434,297)
Unearned employee stock ownership plan (ESOP) shares	(2,347,880)	(2,491,060)
Total shareholders’ equity	96,598,917	98,985,785
Total liabilities and shareholders’ equity	$869,897,564	$889,313,865

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY

Consolidated Condensed Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Interest Income	2008	2007	2008	2007
Loans receivable, including fees	$9,830,858	$11,019,204	$20,335,803	$21,969,324
Investment securities	1,682,428	2,245,184	3,574,146	4,220,467
Federal funds sold	7,700	40,339	28,419	50,113
Deposits with financial institutions	11,743	90,860	16,718	266,120
Dividend income	125,641	87,961	235,502	202,818
Total interest and dividend income	11,658,370	13,483,548	24,190,588	26,708,842
Interest Expense
Deposits	4,350,960	6,826,510	9,773,358	13,512,435
Short-term borrowings	65,911	157,471	162,298	317,167
Federal Home Loan Bank advances	1,174,948	1,163,202	2,350,116	2,182,258
Total interest expense	5,591,819	8,147,183	12,285,772	16,011,860
Net Interest Income	6,066,551	5,336,365	11,904,816	10,696,982
Provision for loan losses	298,493	100,000	1,805,542	307,000
Net Interest Income After Provision for Loan Losses	5,768,058	5,236,365	10,099,274	10,389,982
Other Income
Service charges on deposit accounts	695,809	644,416	1,337,489	1,186,211
Net gains (losses) on sales of loans	333,240	(166,860)	789,939	(1,173,139)
Net realized and unrealized gains (losses) on sales of securities	-0-	365,772	70,126	(52,951)
Point of sale income	297,200	233,960	559,832	427,648
Loan servicing fees	92,221	75,486	186,157	152,416
Increase in cash value of life insurance	205,417	210,384	408,569	422,629
Gain on termination of forward commitment	--	358,750	--	358,750
Other income	229,559	162,046	447,233	381,995
Total other income	1,853,446	1,883,954	3,799,345	1,703,559
Other Expenses
Salaries and employee benefits	3,274,733	3,069,558	6,628,833	6,165,422
Net occupancy expenses	611,942	591,279	1,256,944	1,136,532
Equipment expenses	411,516	418,892	822,242	844,861
Data processing fees	708,118	674,366	1,372,990	1,206,263
Professional fees	214,935	176,793	428,021	321,030
Director and committee fees	99,196	96,516	140,483	212,992
Advertising and business development	239,349	296,528	468,021	578,505
Core deposit intangible amortization	120,644	137,231	241,284	274,461
Other expenses	770,826	732,995	1,441,822	1,391,491
Total other expenses	6,451,259	6,194,158	12,800,640	12,131,557
Income (Loss) Before Income Tax	1,170,245	926,161	1,097,979	(38,016)
Income tax expense (benefit)	207,455	122,934	(46,091)	(416,119)
Net Income	$962,790	$803,227	$1,144,070	$378,103
Basic Earnings per Share	$0.19	$0.16	$ 0.23	$ 0.07
Diluted Earnings per Share	$0.19	$0.15	$ 0.23	$ 0.07
Dividends per Share	$0.14	$0.14	$ 0.28	$ 0.28

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY

Consolidated Condensed Statements of Comprehensive Income/Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net Income	$ 962,790	$ 803,227	$ 1,144,070	$ 378,103
Other comprehensive income (loss), net of tax
Unrealized losses on securities available for sale
Unrealized holding losses arising during the period, net of tax benefit of $1,200,552, $631,959, 1,245,432 and $493,735	(2,259,182)	(1,130,617)	(2,329,150)	(870,789)
Less: Reclassification adjustment for realized gains (losses) included in net income, net of tax expense (benefit) of $-0-, $141,987, 27,664, and $(4,329)	-0-	223,785	42,461	(48,622)
Reclassification adjustment for amortization of additional pension liability recognized in expense under FAS 158, net of tax benefit of $2,923, $3,748, 25,615 and $7,496	4,458	5,715	39,070	11,430
	(2,254,724)	(1,348,687)	(2,332,541)	(810,737)
Comprehensive loss	$ (1,291,934)	$ (545,460)	$ (1,188,471)	$ (432,634)

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY

Consolidated Condensed Statement of Shareholders’ Equity
For the Six Months Ended June 30, 2008
(Unaudited)

	Common Stock			Accumulated Other Comprehen- sive Loss
	Shares Outstanding	Amount	Retained Earnings			Unearned ESOP Shares	Total

Balances, January 1, 2008	5,312,981	$61,720,988	$40,190,154	$(434,297)	$(2,491,060)	$98,985,785

Net income for the period			1,144,070			1,144,070
Unrealized losses on securities, net of reclassification adjustment				(2,371,611)		(2,371,611)
Stock options exercised	6,750	39,082				39,082
Stock option expense		34,217				34,217
ESOP shares earned			34,006		143,180	177,186
Amortization of unearned compensation expense		33,684	6,486			40,170
Amortization of additional pension liability recognized under FAS 158				39,070		39,070
Cash dividends ($.28 per share)			(1,489,052)			(1,489,052)

Balances, June 30, 2008	5,319,731	$61,827,971	$39,885,664	$(2,766,838)	$(2,347,880)	$96,598,917

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY

Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Operating Activities
Net income	$1,144,070	$378,103
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	1,805,542	307,000
Investment securities amortization (accretion), net	(1,834)	13,968
Investment securities (gains) losses	(70,126)	52,951
Loans originated for sale	(47,091,718)	(36,491,298)
Proceeds from sale of loans and payments received on loans held for sale	48,330,042	40,108,216
Net realized and unrealized (gains) losses on loans held for sale	(789,939)	1,173,139
Amortization of net loan origination costs	368,918	342,840
Amortization of purchase accounting adjustments	185,901	158,456
Depreciation and amortization	872,397	878,748
Amortization of unearned compensation expense	40,170	49,171
ESOP shares earned	177,186	287,939
Net change in:
Interest receivable	331,293	(296,800)
Interest payable	(518,960)	(24,514)
Other adjustments	(525,547)	(346,624)
Net cash provided by operating activities	4,257,395	6,591,295

Investing Activities
Purchases of securities available for sale	(10,476,929)	(62,910,328)
Proceeds from maturities of securities available for sale	23,973,343	5,432,665
Proceeds from sales of securities held for trading	--	66,982,682
Proceeds from maturities of securities held for trading	--	402,552
Net change in loans	6,497,106	(18,209,133)
Purchases of property and equipment	(333,115)	(2,613,162)
Proceeds from sales of foreclosed real estate	410,872	202,673
Other investing activities	--	2,801
Net cash provided by (used in) investing activities	20,071,277	(10,709,250)

Financing Activities
Net change in
Noninterest-bearing, interest-bearing demand, money market and savings deposits	(19,783,947)	15,977,875
Certificates of deposit	(4,629,577)	27,892,131
Short term borrowings	(17,366,837)	(1,189,928)
Proceeds from FHLB advances	41,350,000	126,307,857
Repayment of FHLB advances	(17,125,000)	(152,857,857)
Dividends paid	(1,488,107)	(1,418,521)
Purchase of common stock	--	(148,950)
Exercise of stock options	39,082	396,638
Net change in advances by borrowers for taxes and insurance	491,786	116,971
Net cash provided by (used in) financing activities	(18,512,600)	15,076,216

	Six Months Ended
	June 30,
	2008	2007

Net Change in Cash and Cash Equivalents	5,816,072	10,958,261
Cash and Cash Equivalents, Beginning of Period	13,115,269	18,408,717
Cash and Cash Equivalents, End of Period	$18,931,341	$29,366,978

Additional Cash Flows and Supplementary Information
Interest paid	$12,804,732	$16,036,374
Income tax paid	700,000	--
Loan balances transferred to foreclosed real estate	604,045	114,578
Transfer of loans to held for sale loans - net	--	40,741,148
Transfer of investment securities available for sale to trading securities	--	29,718,011
Securitization of loans	--	37,297,938

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

The interim consolidated financial statements at June 30, 2008 and for the three months and six months ended June 30, 2008 and 2007, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the three-month period and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2007 has been derived from the audited consolidated balance sheet of the Company as of that date.

Reclassifications of certain amounts in the 2007 consolidated financial statements have been made to conform to the 2008 presentation.

Note 2: Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

	Three Months Ended June 30, 2008				Three Months Ended June 30 , 2007
	Income	Weighted Average Shares	Per Share Amount		Income	Weighted Average Shares	Per Share Amount
Basic earnings per share
Income available to common shareholders	$962,790	5,047,739	$	. 19	$803,227	5,052,854	$	. 16

Effect of dilutive RRP awards and stock options		16,022				134,614
Diluted earnings per share
Income available to common shareholders and assumed conversions	$962,790	5,063,761	$	. 19	$803,227	5,187,468		$.15

	Six Months Ended June 30, 2008				Six Months Ended June 30 , 2007
	Income	Weighted Average Shares	Per Share Amount		Income	Weighted Average Shares	Per Share Amount
Basic earnings per share
Income available to common shareholders	$1,144,070	5,044,588	$	. 23	$378,103	5,042,808	$	. 07

Effect of dilutive RRP awards and stock options		23,119				140,286
Diluted earnings per share
Income available to common shareholders and assumed conversions	$1,144,070	5,067,707	$	. 23	$378,103	5,183,094	$	. 07

Options to purchase 483,622 shares of common stock at exercise prices of $11.91 to $19.40 per share were outstanding at June 30, 2008, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

Options to purchase 8,500 shares of common stock at exercise prices of $17.69 to $19.15 per share were outstanding at June 30, 2007, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

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

Loans Held for Sale

Loans held for sale are initially recorded at cost and evaluated for lower of cost or fair value at each reporting period. As of June 30, 2008 the fair value of loans held for sale approximated cost and as such no fair value disclosure is included on these loans in the tables below.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2008.

Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserv-able Inputs (Level 3)

Available-for-sale securities	$ 133,336,698	$ -0-	$ 126,749,704	$ 6,586,994

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the period April 1, 2008 through June 30, 2008:

Available-for-sale securities

Beginning balance at March 31, 2008	$ 7,095,572

Total realized and unrealized gains and losses
Amortization included in net income	(562)
Unrealized losses included in other comprehensive income	(499,213)
Purchases, issuances and settlements including paydowns	(8,803)
Transfers in and/or out of Level 3	-0-

Ending balance at June 30, 2008	$ 6,586,994

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$ -0-

Realized and unrealized gains and losses included in net income for the period April 1, 2008, through June 30, 2008, are reported in the consolidated statements of income as follows:

	Operating Income	Other Income (Expense)

Total gains and losses	$ -0-	$ -0-
Change in unrealized gains or losses relating to assets still held at the balance sheet date	$ -0-	$ -0-

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the period January 1, 2008 through June 30, 2008:

Available-for-sale securities

Beginning balance at December 31, 2007	$ 7,185,799

Total realized and unrealized gains and losses
Amortization included in net income	(4,796)
Unrealized losses included in other comprehensive income	(578,113)
Purchases, issuances and settlements including paydowns	(15,896)
Transfers in and/or out of Level 3	-0-

Ending balance at June 30, 2008	$ 6,586,994

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$ -0-

Realized and unrealized gains and losses included in net income for the period from January 1, 2008, through June 30, 2008, are reported in the consolidated statements of income as follows:

	Operating Income	Other Income (Expense)

Total gains and losses	$ -0-	$ -0-
Change in unrealized gains or losses relating to assets still held at the balance sheet date	$ -0-	$ -0-

Following is a description of the valuation methodologies used for instruments measured at fair values on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a non-recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2008 (In Thousands).

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobserv-able Inputs (Level 3)

Impaired loans	$ 6,600	$ -	$	$ 6,600
Mortgage Servicing Rights	52			52

Impaired Loans

Loan impairment is reported when full payment under the contractual loan terms is not expected.  Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent.  Loans are evaluated for impairment quarterly.

During the first six months of 2008, the Bank evaluated $8.6 million of loans for impairment and determined specific impairment on these loans totaling $2.0 million. Certain of these impaired loans were impaired for the first time, partially charged-off or re-evaluated, resulting in a remaining balance for these loans, net of specific allowance, of $6.6 million. This valuation would be considered Level 3.  Level 3 inputs for impaired loans included current and prior appraisals, discounting factors, the borrowers’ financial results and other considerations including expected cash flows.

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

Mortgage servicing rights recorded as an asset and into income during the three months ended March 31, 2008 totaled $42,000 and $52,000 for the six months ended June 30, 2008. Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair values of new mortgage servicing rights are estimated using discounted cash flow models. Due to the nature of the valuation inputs, recording initial mortgage servicing rights are classified within Level 3 of the hierarchy.

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

In February 2006, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). Adoption of SFAS 159 is required for January 1, 2008. This statement allows, but does not require, companies to record certain assets and liabilities at their fair value. The fair value determination is made at the instrument level, so similar assets or liabilities could be partially accounted for using the historical cost method, while other similar assets or liabilities are accounted for using the fair value method. Changes in fair value are recorded through the income statement in subsequent periods. The statement provides for a one time opportunity to transfer existing assets and liabilities to fair value at the point of adoption with a cumulative effect adjustment recorded against equity. After adoption, the election to report assets or liabilities at fair value must be made at the point of their inception. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.

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

Lincoln currently conducts its business from 17 full-service offices located in Hendricks, Johnson, Morgan, Clinton, Montgomery, and Brown Counties, Indiana, with its main office located in Plainfield. The Bank also has 2 loan production offices located in Carmel and Greenwood, Indiana. Lincoln offers a variety of lending, deposit and other financial services to its retail and commercial customers. The Bank’s principal business consists of attracting deposits from the general public and originating fixed-rate and adjustable-rate loans secured by commercial real estate, inventory, accounts receivable as well as first mortgage liens on one- to four-family residential real estate. Lincoln’s deposit accounts are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation. Lincoln offers a number of financial services, which include: (i) one-to-four-family residential real estate loans; (ii) commercial real estate loans; (iii) real estate construction loans; (iv) land loans; (v) multi-family residential loans; (vi) consumer loans, including home equity loans and automobile loans; (vii) commercial loans; (viii) money market demand accounts; (ix) savings accounts; (x) checking accounts; (xi) NOW accounts; (xii) certificates of deposit; and (xiii) financial planning.

Lincoln currently owns three subsidiaries. First, LF Service’s assets consist of an investment in Bloomington Housing Associates, L.P. (“BHA”). BHA is an Indiana limited partnership that was organized to construct, own and operate a 130-unit apartment complex in Bloomington, Indiana (the “BHA Project”). Development of the BHA Project was completed in 1993 and the project is performing as planned. Second, Citizens Loan and Service Corporation (“CLSC”) primarily engages in the purchase and development of tracts of undeveloped land. Because CLSC engages in activities that are not permissible for a national bank, FDIC regulations prohibit Lincoln from including its investment in CLSC in its calculation of regulatory capital. CLSC purchases undeveloped land, constructs improvements and infrastructure on the land, and then sells lots for residential home construction. Third, LF Portfolio, which is located in Nevada, holds and manages a significant portion of Lincoln’s investment portfolio. As noted above, effective November 1, 2006, the Bank changed its charter from a federal savings bank charter to an Indiana commercial bank charter. Unlike federal savings banks, commercial banks are not permitted to participate in real estate development joint ventures. Under terms of the approval granted by the Federal Reserve Bank of Chicago the Company agreed to cause Lincoln Bank to conform the existing direct and indirect nonbanking activities and investments conducted by CLSC, including by divestiture if necessary, to the requirements of the Bank Holding Company Act within two years of the consummation of the charter conversion.

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

The Company evaluates the collectability of both principal and interest when assessing the need for a loss accrual. Estimated loss rates are applied to other commercial loans not subject to specific reserve allocations.

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

Financial Condition

Assets totaled $869.9 million at June 30, 2008, a decrease from December 31, 2007 of $19.4 million. The net decrease in assets occurred primarily in investment securities available for sale, down $17.1 million and net loans including loans held for sale, down $9.7 million. Investments declined as several callable securities were called as interest rates declined. The proceeds of these securities were used to reduce certificates of deposit including public funds. The largest components of the decline in loans occurred in residential real estate mortgages, down $11.7 million and indirect consumer loans, down $6.6 million. Both of these declines are in line with management’s expectations. The majority of our fixed rate mortgage product is currently being sold in the secondary market and indirect activity has been substantially reduced due to competition. Home equity loans increased by $8.0 million and commercial loans increased by $6.0 million from December 31, 2007. The increase in allowance for loan losses accounted for $1.6 million of the decline in net loans.

Total deposits were $632.0 million at June 30, 2008, a decline of $24.4 million since December 31, 2007. The decline occurred primarily in money market deposits down $40.9 million and certificates of deposit, down $4.6 million. The decline in money market deposits was due to the outflow of public fund deposits as local governments paid bills as well as sought higher interest rate alternatives. Growth occurred in noninterest-bearing and interest-bearing demand deposit accounts, up $1.3 million and $13.5 million, respectively, and savings accounts, up $6.2 million from December 31, 2007. Borrowings increased by $10.3 million from year end 2007 to $119.5 million at June 30, 2008 as wholesale borrowing costs declined below competitive rates for public funds and certain single service certificate of deposit customers.

Shareholders’ equity declined by $2.4 million from $99.0 million at December 31, 2007 to $96.6 million at June 30, 2008. The majority of the decline was the result of recording the decline in the fair market value of “available-for-sale securities” as of June 30, 2008. This decline offset net income for the period resulting in an other comprehensive loss for the quarter. Management’s review of available-for-sale securities in a loss position determined that the impairments were not other-than-temporary impairment because the fluctuation in values was primarily the result of changes in interest rates.  As of June 30, 2008 management has both the ability and the intent to hold these securities until recovery.  Management does classify these securities as “available-for-sale” under the definition of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities so certain circumstances, such as changes in market interest rates and related changes in the security’s prepayment risk, needs for liquidity (for example, due to the withdrawal of deposits, increased demand for loans), changes in the availability of and the yield on alternative investments or changes in funding sources and terms could change management’s assessment of its ability and intent to hold these securities.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007

Net income for the quarter ended June 30, 2008 was $963,000, or $.19 for both basic and diluted earnings per share. This compared to net income for the comparable period in 2007 of $803,000, or $.16 for basic and $.15 for diluted earnings per share. The second quarter of 2007 included income related to the balance sheet restructuring that began in the first quarter of 2007 and concluded in the second quarter of 2007. The income related to the balance sheet restructuring totaled $165,000 after tax in the second quarter of 2007. A table summarizing the effect of the balance sheet restructuring in 2007 is presented as a part of the noninterest income discussion. Excluding this restructuring benefit net income increased by 51% when comparing the second quarter of 2007 adjusted results of $638,000 to the second quarter results of 2008 totaling $963,000.

Net interest income for the second quarter of 2008 was $6,067,000 compared to $5,337,000 for the same period in 2007. Net interest margin improved to 3.05% for the three-month period ended June 30, 2008 compared to 2.57% for the same period in 2007. The average yield on earning assets declined only 62 basis points for the second quarter of 2008 compared to the same period in 2007 while the average cost of interest-bearing liabilities declined 125 basis points in 2008 compared to 2007. Interest rate spread increased from 2.10% for the quarter ending June 30, 2007 to 2.73% for the like quarter in 2008. Falling rates have allowed the Bank to benefit from a liability sensitive position. In addition, a more “normal”, positively sloped yield curve has allowed the Bank to support slightly longer asset maturities with cheaper, somewhat shorter term, liabilities. Our deposit environment has been one where competition has kept certain types of interest bearing deposit account costs higher than wholesale funding that has been available. We have deliberately reduced certain higher cost funding sources, primarily public fund certificates and certain single service customer certificate relationships in areas where competition seems irrational. As noted above, maturities of investments, a slight decline in loans and growth in certain other deposit categories has provided the funding for this strategy.

The Bank’s provision for loan losses for the second quarter of 2008 was $298,000 compared to $100,000 for the same period in 2007. The increase in the provision expense was primarily the result of continued concern about the economy and its effect on our borrowers as well as slight increases in nonperforming assets. Much of the nonperforming increase had been expected and taken into account in our large provision recorded in the first quarter of 2008. At this time, no charge-off’s are deemed necessary for these credits. Non-performing loans to total loans at June 30, 2008 were 2.10% compared to 1.22% at December 31, 2007, while non-performing assets to total assets were 1.63% at June 30, 2008 compared to 0.95% at December 31, 2007. The allowance for loan losses as a percent of loans was 1.28% at June 30, 2008 and 1.02% at December 31, 2007. During the second quarter of 2008, the Bank incurred $94,000 in net charged off loans compared to net charged off loans in the same quarter of 2007 totaling $82,000. Although management believes the allowance for loan losses is appropriate to absorb probable future losses inherent in the portfolio as of June 30, 2008, further deterioration in either the economy or our borrowers’ individual financial conditions may necessitate additional provision expense in the future.

Other income for the three months ended June 30, 2008 was $1,853,000 compared to a $1,884,000 for the same quarter of 2007 or a decrease of $31,000. The 2007 results were affected by a balance sheet restructuring that began in March of 2007. This restructuring resulted in certain mortgage loans and securities being transferred to loans held for sale and trading securities. These transfers resulted in various entries affecting noninterest income for both the quarter ending June 30, 2007 as well as the year-to-date results ending June 30, 2007. A summary of those transactions is presented below. All of these transactions affected noninterest income in 2007. Excluding these transactions other income for the three months ending June 30, 2007 would have been $1,616,000 compared to $1,853,000 for the three months ending June 30, 2008 or an increase of 15%.

The following comparisons have been adjusted for the 2007 restructuring income benefit where applicable. These are notable differences and are not meant to be an inclusive list of every change within total noninterest income. Service charges on deposit accounts and point of sale income increased $51,000 and $63,000, respectively, over the same quarter in 2007 as the results of our efforts to increase the number of checking account customers continues. Net realized gains on loans held for sale increased from an adjusted $290,000 in the second quarter of 2007 to $333,000 in the second quarter of 2008. We continue to see steady production of traditional, conforming mortgage loans with the majority of those loans being sold into the secondary market. Loan servicing fees have increased from $75,000 for the second quarter of 2007 to $92,000 for the second quarter of 2008 as a result of loans sold in the restructuring where servicing was retained. Other income increased from $162,000 in the second quarter of 2007 to $230,000 in the same quarter of 2008. Various smaller increases made up this difference. Net realized gains on securities were $366,000 for the quarter ended June 30, 2007 but all of this gain was related to the balance sheet restructuring. No gains were recognized for the quarter ended June 30, 2008.

The following table summarizes by quarter the final results of the balance sheet restructuring transaction and the financial statement income line affected.

Restructuring item	Included in income statement line	Quarter ending June 30, 2007	Quarter ending March 31, 2007	Year-to-date June 30, 2007

Loans– loss on mark-to- market and reclassification to securities	Net gains (losses) on loans held for sale	$ (752,776)	$ (1,327,359)	$ (2,080,135)
Loans securitized and sold – establish mortgage servicing right	Net gains (losses) on loans held for sale	296,352	-0-	296,352
Subtotal	Net gains (losses) on loans held for sale	(456,424)	(1,327,359)	(1,783,783)
Sale of securitized mortgage loan security	Net realized gains (losses) on sales of securities	303,100	-0-	303,100
Gains (losses) on trading securities	Net realized gains (losses) on sales of securities	62,672	(418,723)	(356,051)
Subtotal	Net realized gains (losses) on sales of securities	365,772	(418,723)	(52,951)
Income related to forward sale contract termination	Gain on termination of forward commitment	358,750	-0-	358,750
Subtotal of restructuring effect on pre-tax net income		268,098	(1,746,082)	(1,477,984)
Tax effect on above transactions		103,276	(671,944)	(568,668)
Net income effect of restructuring		$ 164,822	$ (1,074,138)	$ (909,316)

Other expenses were $6,451,000 for the three months ended June 30, 2008, a $257,000 or 4% increase compared to $6,194,000 for the same three months of 2007. The following are notable differences and are not meant to be an inclusive list of every change within total noninterest expense. The increase in salary and benefits of $205,000 to $3,275,000 from the three months ended June 30, 2007 to the three months ended June 30, 2008 included an increase in salaries, commissions and overtime of $203,000. This increase represented normal annual increases as well as the addition of several new positions in key areas, including business development, brokerage, mortgage lending and commercial Lending. Full-time equivalent employees were 243 for the second quarter of 2008 compared to 232 for the same quarter in 2007. Data processing fees totaled $708,000 for the second quarter of 2008 or $34,000 more than the same quarter in 2007 as a result of additional services as well as additional activity relating to new deposit accounts opened. Advertising and business development expenses declined from $297,000 for the second quarter of 2007 to $239,000 in the quarter ended June 30, 2008. Much of this decline is due to the timing of certain campaigns as well as an increased focus on cost control in this area. Professional fees increased $38,000 compared to the second quarter of 2007 to $215,000 in the second quarter of 2008 due to increased loan collection efforts.

Income tax expense for the three months ended June 30, 2008 was $207,000. This compares to income tax of $123,000 for the quarter ended June 30, 2007. The difference between the actual rate recorded and the statutory rates was primarily due to permanent, non-taxable income recorded such as qualifying municipal interest and increases in cash value of life insurance.

Comparison of Operating Results for the Six Months Ended June 30, 2008 and 2007

Net income for the six month period ended June 30, 2008 was $1,144,000, or $.23 for both basic and diluted earnings per share. This compared to net income for the comparable period in 2007 of $378,000 or $.07 for both basic and diluted earnings per share. As noted above, during the first quarter of 2007, the Bank began a strategy to restructure its balance sheet and, as a result, incurred a first quarter after-tax loss. The total year-to-date effect of the restructuring was a net loss of $909,000, or $.18 for both basic and diluted earnings per share.

Net interest income year-to-date through June 30, 2008 increased by $1,208,000 from $10,697,000 year-to-date 2007 to $11,905,000 year-to-date in 2008. Generally the Bank has been in a liability sensitive position and falling interest rates have allowed the Bank to re-price its liabilities at a faster rate than it has had to re-price its assets. Net interest margin increased to 2.97% for the six-month period ended June 30, 2008 compared to 2.58% for the same period in 2007. The average yield on earning assets decreased 41 basis points for the six month period ending June 30, 2008 compared to the same period in 2007 while the average cost of interest-bearing liabilities decreased 92 basis points in 2008 compared to 2007. This improved interest rate spread from 2.12% for the 2007 period to 2.63% for the 2008 period, or 51 basis points.

The Bank’s provision for loan losses year-to-date through June 30, 2008 was $1,806,000 compared to $307,000 for the same period in 2007. A provision of $1,507,000 was taken during the first quarter of 2008. The increased provision in the first quarter of 2008 was made for several reasons. After the Bank reviewed annual financial statements of certain of its loan customers it was determined that the customers’ financial conditions had declined and warranted downgrades of the credits.  These loans were primarily development and commercial real estate loans affected by the downturn in the economy.  The downgraded credits affected the outcome of the Bank’s consistently applied methodology for determining loan loss allowances and resulted in a required increase to the allowance for loan losses. Although management believes the allowance for loan losses is appropriate to absorb future losses inherent in the portfolio as of June 30, 2008, further deterioration in either the economy or our borrowers’ individual financial conditions may necessitate additional provision expense in the future.

Other income year-to-date through June 30, 2008 was $3,799,000 compared to income of $1,704,000 for the same period of 2007. As noted above the 2007 results are affected by a balance sheet restructuring that was initiated in the first quarter of 2007. Other income for the period ended June 30, 2007 included a net $1,478,000 of net losses related to the balance sheet restructuring discussed above. This is illustrated in the table presented above. Excluding the balance sheet restructuring charges other income would have increased $617,000 to $3,799,000. The following comparisons have been adjusted for the 2007 restructuring effect where applicable. These are notable differences and are not meant to be an inclusive list of every change within total noninterest income. Net gains on sale of loans increased $179,000 to $790,000 for the six month period ended June 30, 2008. We continue to sell the majority of our fixed rate mortgage production and realize gains on those sales. Service charges on deposit accounts and point of sale income have both been positively affected by our continued marketing program to attract new deposit customers. They increased by $151,000 and $132,000 respectively through the six months ending June 30, 2008 as compared to the same period in 2007. We recognized gain on sales of securities totaling $70,000 as certain callable securities were called during the first quarter of 2008. This compares to no gains on securities for the same period in 2007 after adjusting for the effect of the balance sheet restructuring. Loan servicing fees increased by $34,000 to $186,000 for the six months ending June 30, 2008. This increase is due to the loans that were sold with servicing retained during the balance sheet restructuring. Other income increased from an adjusted $382,000 in the six months ending June 30, 2007 to $447,000 for same period in 2008. Various smaller increases made up this difference.

Other expenses for the six month period ended June 30, 2008 were $12,801,000, an increase of $669,000 over the same period in 2007. Most of the increase was in salaries and employee benefit costs, up $463,000 (7.5%), data processing costs up $167,000 (13.8%) and professional fees, up $107,000 (33.3%) for essentially the same reasons mentioned for the quarter and described above. Occupancy costs also increased from $1,137,000 to $1,257,000 primarily from the addition of new branches in Greenwood and Mooresville in high traffic areas to replace existing offices in those communities. Advertising and business development costs for the six months ended June 30, 2008 decreased $111,000 to $468,000 for essentially the same reasons as discussed in the quarterly results above.

Income tax benefit for the six months ended June 30, 2008 was $46,000 on $1,098,000 of pre-tax income. This compares to $416,000 of benefit on $38,000 of loss before income tax expense for the like period in 2007. The difference between the actual rate recorded and the statutory rates was primarily due to permanent, non-taxable income recorded such as qualifying municipal interest and increases in cash value of life insurance and the benefit of a low income housing tax credit for the 2007 periods.

Asset Quality

The Company currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements. Special mention loans represent credits that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Lincoln’s credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies on the loans are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Lincoln had $8.6 million and $13.7 million of loans classified as special mention as of June 30, 2008 and December 31, 2007, respectively. In addition, Lincoln had $28.1 million and $8.5 million of loans classified as substandard at June 30, 2008 and December 31, 2007, respectively. Loans classified as doubtful totaled $.2 million at June 30, 2008 and $.7 million at December 31, 2007. At June 30, 2008 and December 31, 2007 there were no loans classified as loss. The increases in classified loans occurred primarily in the first quarter of 2008 after loan officers of the Bank reviewed annual financial statements of certain of its loan customers as they became available and determined that the customers’ financial conditions had declined and warranted downgrades of the credits.  These loans were primarily development and commercial real estate loans affected by the downturn in the economy.  Loans that were downgraded totaled over $30 million and spanned over a dozen relationships. Nonperforming assets of the Bank increased to $13.4 million at June 30, 2008 from $7.9 million at December 31, 2007. More than half of this increase was related to one specific relationship that had been considered in our analysis of the allowance for loan losses at March 31, 2008 and provided accordingly through additional provision at that time. Conservative underwriting should allow appropriate resolution of this relationship in the near future.

At June 30, 2008, and December 31, 2007, non-accrual loans were $9.9 million and $7.7 million respectively. At June 30, 2008 and December 31, 2007, respectively, accruing loans delinquent 90 days or more totaled $3.5 million and $192,000. A substantial portion of this increase was related to one specific relationship that had been considered in our analysis of the allowance for loan losses at March 31, 2008 and provided accordingly through additional provision at that time. Conservative underwriting should allow appropriate resolution of this relationship in the near future. At June 30, 2008 and December 31, 2007, the allowance for loan losses was $8.2 million and $6.6 million, respectively or 1.28% of total loans including loans held for sale at June 30, 2008 and 1.02% at December 31, 2007.

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

Management believes, as of June 30, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Company and Bank’s actual capital amounts and ratios under the state charter are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008
Total Capital (to Risk-Weighted Assets)
Consolidated	$81,068	11.3%	$57,414	8.0%		N/A
Bank	82,184	11.5	57,304	8.0	$71,630	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	72,417	10.2	28,707	4.0		N/A
Bank	73,991	10.3	28,652	4.0	42,978	6.0

Tier I Capital (to Average Assets)
Consolidated	72,417	8.7	33,553	4.0		N/A
Bank	73,991	8.9	33,456	4.0	41,820	5.0

Other

The Securities and Exchange Commission maintains a Web site that contains reports, proxy information statements, and other information regarding registrants that file electronically with the Commission, including the Company. The address is www.sec.gov.

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

Presented below, as of June 30, 2008 is an analysis showing the present value impact of changes in interest rates, assuming a comprehensive mark-to-market environment. Noninterest sensitive assets and liabilities such as cash, accounts receivable, fixed assets, and other liabilities are excluded from the analysis.

	Economic Value
	Present Value at June 30, 2008 Change in Interest Rates of:
	-2%	-1%			Current	+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Investments	$146,586	$145,179		$141,738	$137,219	$133,070
Loans	651,350	643,494		635,705	627,180	618,216
Total interest sensitive assets	797,936	788,673		777,443	764,399	751,286

Interest Sensitive Liabilities
Deposits	(584,446)	(578,297)		(572,345)	(567,749)	(564,522)
Borrowings and repurchase agreements	(137,380)	(134,877)		(132,695)	(130,410)	(128,908)
Total interest sensitive liabilities	(721,826)	(713,174)		(705,040)	(698,159)	(693,331)

Net market value as of June 30, 2008	$76,110	$75,499		$72,403	$66,240	$57,955
Change from current	$3,707	$3,096	$	---	$(6,163)	$(14,448)

The same information as of December 31, 2007 is presented below.

	Economic Value
	Present Value at December 31, 2007 Change in Interest Rates of:
	-2%	-1%			Current	+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Investments	$163,320	$161,479		$159,105	$154,097	$148,183
Loans	657,051	648,369		640,463	631,998	624,378
Total interest sensitive assets	820,371	809,848		799,568	786,095	772,561

Interest Sensitive Liabilities
Deposits	(613,495)	(608,583)		(603,091)	(597,349)	(592,118)
Borrowings and repurchase agreements	(131,492)	(128,570)		(126,546)	(124,434)	(123,945)
Total interest sensitive liabilities	(744,987)	(737,153)		(729,637)	(721,783)	(716,063)

Net market value as of December 31, 2007	$75,384	$72,695		$69,931	$64,312	$56,498
Change from current	$5,453	$2,764	$	---	$(5,619)	$(13,433)

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

Not applicable

Item 3.     Defaults Upon Senior Securities.

None

Item 4.     Submission of Matters to Vote of Security Holders.

On April 15, 2008, the Company held its Annual Meeting of Shareholders. Two directors were elected to serve three-year terms expiring in 2011 as follows:

Name	Votes For	Votes Withheld
Davie D. Mansfield	4,114,869	391,713
Patrick A. Sherman	4,137,022	369,561

Item 5.     Other Information.

None

Item 6.     Exhibits

The response to this item is incorporated by reference from the attached Exhibit Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LINCOLN BANCORP

Date: August 11, 2008	By:	/s/ Jerry R. Engle
Jerry R. Engle
President and Chief Executive Officer

Date: August 11, 2008	By:	/s/ John M. Baer
John M. Baer
Secretary and Treasurer

EXHIBIT INDEX

No.	Description	Location
3(i)	Articles of Incorporation	Incorporated by reference to Exhibit (1) to the Company’s Registration Statement on form S-1 filed September 14, 1998
3(ii)	Amended and Restated Code of By-Laws	Incorporated by reference to Exhibit 3.1 to the Form 8-K filed November 27, 2007
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached