Form 10-Q
period 2008-09-30
LINCOLN BANCORP /IN/
filed 2008-11-05
CIK 1070259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of the Registrant’s common stock, without par value, outstanding as of September 30, 2008 was 5,403,515.

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

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

LINCOLN BANCORP AND SUBSIDIARY

Consolidated Condensed Balance Sheets

	September 30, 2008 (Unaudited)	December 31, 2007
Assets
Cash and due from banks	$4,164,438	$3,969,207
Federal funds sold	3,782,418	1,983,662
Interest-bearing demand deposits in other banks	6,162,619	7,162,400
Cash and cash equivalents	14,109,475	13,115,269
Investment securities available for sale	124,379,562	150,405,859
Loans held for sale	2,007,587	3,956,914
Loans, net of allowance for loan losses of $8,318,637 and $6,581,860	626,619,306	635,834,260
Premises and equipment	17,161,244	18,086,416
Investments in limited partnerships	1,202,760	1,237,498
Federal Home Loan Bank stock	8,808,200	8,808,200
Interest receivable	4,393,318	5,133,487
Goodwill	—	23,906,877
Core deposit intangible	1,807,050	2,168,978
Cash value of life insurance	21,667,377	21,051,945
Other assets	8,750,119	5,608,162
Total assets	$830,905,998	$889,313,865

Liabilities
Deposits
Noninterest-bearing	$47,453,800	$45,955,056
Interest-bearing	547,003,926	610,449,489
Total deposits	594,457,726	656,404,545
Securities sold under repurchase agreements	14,843,302	16,766,968
Borrowings	140,258,097	109,177,208
Interest payable	1,645,748	2,310,627
Other liabilities	8,279,633	5,668,732
Total liabilities	759,484,506	790,328,080

Commitments and Contingencies

Shareholders’ Equity
Common stock, without par value
Authorized - 20,000,000 shares
Issued and outstanding - 5,403,515 and 5,312,981 shares	62,557,601	61,720,988
Retained earnings	15,632,047	40,190,154
Accumulated other comprehensive loss	(4,491,866)	(434,297)
Unearned employee stock ownership plan (ESOP) shares	(2,276,290)	(2,491,060)
Total shareholders’ equity	71,421,492	98,985,785
Total liabilities and shareholders’ equity	$830,905,998	$889,313,865

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Interest Income	2008	2007	2008	2007
Loans receivable, including fees	$9,722,701	$11,083,024	$30,058,504	$33,052,347
Investment securities	1,666,773	2,372,435	5,240,919	6,592,902
Federal funds sold	9,314	18,885	37,733	68,997
Deposits with financial institutions	4,936	27,733	21,654	293,852
Dividend income	116,239	99,092	351,741	301,910
Total interest and dividend income	11,519,963	13,601,169	35,710,551	40,310,008
Interest Expense
Deposits	4,018,718	6,953,434	13,792,076	20,465,869
Short-term borrowings	63,021	161,272	225,319	478,439
Federal Home Loan Bank advances	1,286,045	985,701	3,636,161	3,167,958
Total interest expense	5,367,784	8,100,407	17,653,556	24,112,266
Net Interest Income	6,152,179	5,500,762	18,056,995	16,197,742
Provision for loan losses	356,882	150,000	2,162,424	457,000
Net Interest Income After Provision for Loan Losses	5,795,297	5,350,762	15,894,571	15,740,742
Other Income
Service charges on deposit accounts	723,827	620,574	2,061,316	1,806,786
Net gains (losses) on sales of loans	243,211	216,800	1,033,150	(956,339)
Net realized and unrealized gains (losses) on sales of securities	-0-	13,896	70,126	(39,055)
Point of sale income	299,265	238,224	859,097	665,872
Loan servicing fees	88,499	97,802	274,656	250,218
Increase in cash value of life insurance	206,862	213,484	615,431	636,113
Gain on termination of forward commitment	—	—	—	358,750
Other income	165,685	176,337	612,918	558,331
Total other income	1,727,349	1,577,117	5,526,694	3,280,676
Other Expenses
Salaries and employee benefits	3,168,595	3,008,489	9,797,428	9,173,911
Net occupancy expenses	595,209	632,397	1,852,153	1,768,928
Equipment expenses	380,165	420,214	1,202,407	1,265,076
Data processing fees	734,140	697,751	2,107,130	1,904,014
Professional fees	729,588	329,251	1,157,609	650,281
Director and committee fees	105,856	102,036	246,339	315,028
Advertising and business development	258,780	299,970	726,801	878,475
Core deposit intangible amortization	120,644	126,173	361,928	400,633
Impairment of goodwill	23,906,877	—	23,906,877	—
Other expenses	846,613	714,759	2,288,435	2,106,250
Total other expenses	30,846,467	6,331,040	43,647,107	18,462,596
Income (Loss) Before Income Tax	(23,323,821)	596,839	(22,225,842)	558,822
Income tax expense (benefit)	184,206	75,705	138,118	(340,414)
Net Income (Loss)	$(23,508,027)	$521,134	$(22,363,957)	$899,236
Basic Earnings per Share	$(4.64)	$0.10	$(4.43)	$0.18
Diluted Earnings per Share	$(4.64)	$0.10	$(4.43)	$0.17
Dividends per Share	$0.14	$0.14	$0.42	$0.42

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY

Consolidated Condensed Statements of Comprehensive Income/Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net Income (Loss)	$(23,508,027)	$521,134	$(22,363,957)	$899,236

Other comprehensive income (loss), net of tax

Unrealized losses on securities available for sale

Unrealized holding gains (losses) arising during the period, net of tax expense (benefit) of $(928,818), $330,331, $(2,174,249) and $(163,404)	(1,729,487)	519,852	(4,058,637)	(350,937)

Less: Reclassification adjustment for realized gains (losses) included in net income, net of tax expense (benefit) of $-0-, $4,949, 27,665, and $620	-0-	8,947	42,461	(39,675)

Reclassification adjustment for amortization of additional pension liability recognized in expense under FAS 158, net of tax benefit of $2,923, $3,747, 28,539 and $11,241	4,459	5,715	43,529	17,145
	(1,725,028)	516,620	(4,057,569)	(294,117)
Comprehensive income (loss)	$(25,233,055)	$1,037,754	$(26,421,526)	$605,119

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY

Consolidated Condensed Statement of Shareholders’ Equity

For the Nine Months Ended September 30, 2008

(Unaudited)

	Common Stock		Retained Earnings	Accumulated Other Comprehen- sive Loss	Unearned ESOP Shares	Total
	Shares Outstanding	Amount

Balances, January 1, 2008	5,312,981	$61,720,988	$40,190,154	$(434,297)	$(2,491,060)	$98,985,785

Net loss for the period			(22,363,957)			(22,363,957)
Unrealized losses on securities, net of reclassification adjustment				(4,101,098)		(4,101,098)
Stock options exercised	90,534	736,732				736,732
Stock option expense		49,35				49,355
ESOP shares earned			41,666		214,770	256,436
Amortization of unearned compensation expense		50,526	9,728			60,254
Amortization of additional pension liability recognized under FAS 158				43,529		43,529
Cash dividends ($.42 per share)			(2,245,544)			(2,245,544)

Balances, September 30, 2008	5,403,515	$62,557,601	$15,632,047	$(4,491,866)	$(2,276,290)	$71,421,492

See notes to consolidated condensed financial statements.

LINCOLN BANCORP AND SUBSIDIARY

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Operating Activities
Net income (loss)	$(22,363,957)	$899,236
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for loan losses	2,162,424	457,000
Investment securities amortization (accretion), net	(2,038)	14,237
Investment securities (gains) losses	(70,126)	39,055
Loans originated for sale	(60,587,137)	(49,451,960)
Proceeds from sale of loans and payments received on loans held for sale	63,513,864	52,715,209
Net realized and unrealized (gains) losses on loans held for sale	(1,033,150)	956,339
Amortization of net loan origination costs	507,257	482,814
Goodwill impairment expense	23,906,877
Amortization of premiums and discounts on loans	(77,845)	(154,629)
Amortization of core deposit intangibles	361,928	400,633
Depreciation and amortization	1,279,678	1,307,238
Amortization of unearned compensation expense	60,254	73,757
ESOP shares earned	256,436	412,198
Net change in:
Interest receivable	740,169	(543,694)
Interest payable	(664,879)	72,005
Other adjustments	1,932,286	607,743
Net cash provided by operating activities	9,922,041	8,287,181

Investing Activities
Purchases of securities available for sale	(14,041,327)	(65,544,811)
Proceeds from sales of securities available for sale		14,892,178
Proceeds from maturities of securities available for sale	33,836,776	13,202,056
Proceeds from sales of securities held for trading	—	66,982,682
Proceeds from maturities of securities held for trading	—	402,552
Net change in loans	5,770,882	(48,227,524)
Purchases of property and equipment	(355,772)	(3,309,014)
Proceeds from sales of foreclosed real estate	426,820	308,951
Other investing activities	—	2,804
Net cash provided by (used in) investing activities	25,637,379	(21,290,126)

Investing Activities
Net change in
Noninterest-bearing, interest-bearing demand, money market and savings deposits	(25,672,168)	4,492,093
Certificates of deposit	(36,274,651)	18,082,349
Short term borrowings	(10,922,124)	(1,369,711)
Proceeds from FHLB advances	62,090,000	271,492,806
Repayment of FHLB advances	(22,000,000)	(287,882,806)
Dividends paid	(2,232,869)	(2,128,956)
Purchase of common stock	—	(148,950)
Exercise of stock options	736,732	525,888
Net change in advances by borrowers for taxes and insurance	(290,134)	148,509
Net cash provided by (used in) financing activities	(34,565,214)	3,211,222

	2008	2007

Net Change in Cash and Cash Equivalents	994,206	(9,791,723)
Cash and Cash Equivalents, Beginning of Period	13,115,269	18,408,717
Cash and Cash Equivalents, End of Period	$14,109,475	$8,616,994

Additional Cash Flows and Supplementary Information
Interest paid	$18,318,435	$24,040,261
Income tax paid	700,000	—
Loan balances transferred to foreclosed real estate	841,583	230,175
Transfer of loans to held for sale loans - net	—	40,741,148
Transfer of investment securities available for sale to trading securities	—	29,718,011
Securitization of loans	—	37,297,938

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

The interim consolidated financial statements at September 30, 2008 and for the three months and nine months ended September 30, 2008 and 2007, have not been audited by independent accountants, but reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods. The results of operations for the three-month period and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire year. The consolidated condensed balance sheet of the Company as of December 31, 2007 has been derived from the audited consolidated balance sheet of the Company as of that date.

Reclassifications of certain amounts in the 2007 consolidated financial statements have been made to conform to the 2008 presentation.

Note 2: Investment Securities

Certain investment securities are reported in the consolidated financial statements at an amount less than their historical cost. Total fair value of these investments at September 30, 2008 and December 31, 2007 were $43,843,00 and $47,976,000, which is approximately 35.2% and 31.9% of the Company’s investment portfolio. These declines primarily resulted from continued increases in market interest rates from acquisition date of the securities. The unrealized losses in corporate obligations primarily relate to six variable-rate trust preferred debt securities; four are issued by regional and national financial institutions and two are pooled trust preferred debt securities.

The following tables show our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2008 and December 31, 2007:

	Less than 12 Months		September 30, 2008 12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Federal agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	11,133	(346)	6,522	(960)	17,655	(1,306)
Corporate obligations	964	(42)	7,879	(5,508)	8,843	(5,550)
Municipals	16,338	(821)	1,007	(98)	17,345	(919)

Totals	$28,435	$(1,209)	$15,408	$(6,566)	$43,843	$(7,775)

	Less than 12 Months		December 31, 2007 12 Months or Longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Federal agencies	$4,905	$(120)	$—	$—	$4,905	$(120)
Mortgage-backed securities	12,825	(30)	9,126	(149)	21,951	(179)
Corporate obligations	5,956	(488)	6,323	(649)	12,279	(1,137)
Municipals	4,391	(59)	4,450	(76)	8,841	(135)

Totals	$28,077	$(697)	$19,899	$(874)	$47,976	$(1,571)

The Company’s unrealized losses on corporate obligations relate primarily to its investment in trust preferred securities. The decline in value is attributable to temporary illiquidity and the financial crisis affecting these markets and not the expected cash flows of the individual securities. Due to the illiquidity in the market, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time. The Company has analyzed the cash flow characteristics of the securities and this analysis included utilizing the most recent trustee reports and any other relevant market information including announcements of deferrals or defaults of trust preferred securities. Because the Company has the intent and ability to hold these securities until a recovery of fair value and has determined that there was no adverse change in the cash flow as viewed by a market participant, the Company does not consider these investments to be other-than-temporarily impaired at September 30, 2008.

At September 30, 2008, approximately 90% of the mortgage-backed securities in a loss position held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in market value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company has the intent and ability to hold these mortgage-backed securities until a recovery of fair value, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2008

At September 30, 2008, the Company’s unrealized losses relating to municipal securities are attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company has the intent and ability to hold these municipal securities until a recovery of fair value, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2008.

Note 3: Earnings Per Share

Earnings per share have been computed based upon the weighted-average common shares outstanding. Unearned Employee Stock Ownership Plan shares have been excluded from the computation of average common shares outstanding.

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic earnings per share
Income available to common shareholders	$(23,508,027)	5,063,377	$(4.64)	$521,134	5,063,477	$.10

Effect of dilutive RRP awards and stock options					88,883
Diluted earnings per share
Income available to common shareholders and assumed conversions	$(23,308,027)	5,063, 377	$(4.64)	$521,134	5,152,360	$.10

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Income	Weighted Average Shares	Per Share Amount	Income	Weighted Average Shares	Per Share Amount
Basic earnings per share
Income available to common shareholders	$(22,363,957)	5,050,879	$(4.43)	$899,236	5,049,746	$.18

Effect of dilutive RRP awards and stock options					123,151
Diluted earnings per share
Income available to common shareholders and assumed conversions	$(22,363,957)	5,050,879	$(4.43)	$899,236	5,172,897	$.17

Options to purchase 477,838 shares of common stock at exercise prices of $7.32 to $19.40 per share were outstanding at September 30, 2008, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

Options to purchase 131,000 shares of common stock at exercise prices of $17.58 to $19.15 per share were outstanding at September 30, 2007, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

Note 4: Disclosures About Fair Value of Assets and Liabilities

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

Loans Held for Sale

Loans held for sale are initially recorded at cost and evaluated for lower of cost or fair value at each reporting period. As of September 30, 2008 the fair value of loans held for sale approximated cost and as such no fair value disclosure is included on these loans in the tables below.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at September 30, 2008.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale
securities	$124,379,562	$-0-	$122,566,494	$1,813,068

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the period July 1, 2008 through September 30, 2008:

Available-for-sale securities

Beginning balance at June 30, 2008	$6,586,994

Total realized and unrealized gains and losses
Amortization included in net income	(572)
Unrealized losses included in other comprehensive income	(1,071,625)
Purchases, issuances and settlements including paydowns	(5,035,060)

Transfers in and/or out of Level 3	1,333,331

Ending balance at September 30, 2008	$1,813,068

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-0-

Realized and unrealized gains and losses included in net income for the period July 1, 2008, through September 30, 2008, are reported in the consolidated statements of income as follows:

	Operating Income	Other Income (Expense)
Total gains and losses	$-0-	$-0-
Change in unrealized gains or losses relating to assets still held at the balance sheet date	$-0-	$-0-

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying balance sheet using significant unobservable (Level 3) inputs for the period January 1, 2008 through September 30, 2008:

Available-for-sale securities

Beginning balance at December 31, 2007	$7,185,799

Total realized and unrealized gains and losses
Amortization included in net income	(5,368)
Unrealized losses included in other comprehensive income	(1,649,738)
Purchases, issuances and settlements including paydowns	(5,050,956)
Transfers in and/or out of Level 3	1,333,331

Ending balance at September 30, 2008	$1,813,068

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses related to assets and liabilities still held at the reporting date	$-0-

Realized and unrealized gains and losses included in net income for the period from January 1, 2008, through September 30, 2008, are reported in the consolidated statements of income as follows:

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying balance sheet measured at fair value on a non-recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at September 30, 2008 (In Thousands).

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Impaired loans	$7,604	$—	$	$7,604
Mortgage Servicing Rights	55			55

Impaired Loans

Loan impairment is reported when full payment under the contractual loan terms is not expected.  Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent.  Loans are evaluated for impairment quarterly.

During the first nine months of 2008, the Bank evaluated $9.9 million of loans for impairment and determined specific impairment on these loans totaling $2.3 million. Certain of these impaired loans were impaired for the first time, partially charged-off or re-evaluated, resulting in a remaining balance for these loans, net of specific allowance, of $7.6 million. This valuation would be considered Level 3.  Level 3 inputs for impaired loans included current and prior appraisals, discounting factors, the borrowers’ financial results and other considerations including expected cash flows.

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

Mortgage servicing rights recorded as an asset and into income during the three months ended September 30, 2008 totaled $3,000 and $55,000 for the six months ended September 30, 2008. Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair values of new mortgage servicing rights are estimated using discounted cash flow models. Due to the nature of the valuation inputs, recording initial mortgage servicing rights are classified within Level 3 of the hierarchy.

Note 5: Recent Accounting Pronouncements

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

Note 6 — Pending Acquisition

On September 3, 2008, the Company entered into a definitive agreement to be acquired by First Merchants Corporation. The agreement provides that shareholders of the Company will receive, at their election, either 0.7004 shares of First Merchants common stock, subject to possible upward or downward adjustment as provided in the Merger Agreement or $15.76 in cash. The number of shares of First Merchants common stock and the amount of cash payable in connection with the merger is subject to various limitations and prorations. The transaction value is estimated at approximately $75 million. The transaction is expected to close in the fourth quarter of 2008.

Due to the pending acquisition, at its October 21, 2008 meeting, the Board of Directors authorized the acceleration of vesting for certain option and recognition and retention incentive programs. This vesting will result in estimated expense to be recognized during the fourth quarter of 2008 totaling approximately $500,000.

In addition, the merger agreement affirmed certain employment and change of control contracts that are anticipated to be paid in conjunction with the completion of the merger. The expense related to the payment of these contracts is estimated to be $3.1 million and will be recognized in the fourth quarter of 2008 subject to the completion of the merger.

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

Lincoln currently owns three subsidiaries. First, LF Service’s, assets consist of an investment in Bloomington Housing Associates, L.P. (“BHA”). BHA is an Indiana limited partnership that was organized to construct, own and operate a 130-unit apartment complex in Bloomington, Indiana (the “BHA Project”). Development of the BHA Project was completed in 1993 and the project is performing as planned. Second, Citizens Loan and Service Corporation (“CLSC”) primarily engages in the purchase and development of tracts of undeveloped land. Because CLSC engages in activities that are not permissible for a national bank, FDIC regulations prohibit Lincoln from including its investment in CLSC in its calculation of regulatory capital. CLSC purchases undeveloped land, constructs improvements and infrastructure on the land, and then sells lots for residential home construction. Third, LF Portfolio, which is located in Nevada, holds and manages a significant portion of Lincoln’s investment portfolio. As noted above, effective November 1, 2006, the Bank changed its charter from a federal savings bank charter to an Indiana commercial bank charter. Unlike federal savings banks, commercial banks are not permitted to participate in real estate development joint ventures. Under terms of the approval granted by the Federal Reserve Bank of Chicago the Company agreed to cause Lincoln Bank to conform the existing direct and indirect nonbanking activities and investments conducted by CLSC, including by divestiture if necessary, to the requirements of the Bank Holding Company Act within two years of the consummation of the charter conversion.

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

As previously announced, On September 2, 2008, Lincoln Bancorp (“Lincoln”) and First Merchants Corporation (“First Merchants”) jointly announced the signing of a definitive agreement (the “Merger Agreement”) pursuant to which Lincoln will be merged with and into First Merchants (the “Merger”). The Merger Agreement provides that upon the effective date of the Merger, each Lincoln shareholder will have the option of receiving 0.7004 shares of First Merchants common stock or $15.76 in cash for each share of Lincoln stock owned as of the effective date of the merger. However, no more than 3,576,417 shares of First Merchants' common stock and no more than $16,800,000 in cash may be paid to the Lincoln shareholders in the Merger, and there may be re-allocations of cash and stock to certain Lincoln shareholders if either threshold is exceeded. Based on the closing price of First Merchants’ common stock on September 2, 2008, the transaction has an estimated aggregate value between $74 million and $77 million, depending on the elections of shareholders. The transaction is expected to be a tax-free stock exchange for those Lincoln shareholders electing to receive First Merchants common stock. The Merger is expected to close December 31, 2008. The Agreement has been approved by the boards of directors of Lincoln and First Merchants. However, it is subject to certain other conditions, including the approval of the shareholders of Lincoln and the approval of regulatory authorities.

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

Intangible assets

As discussed more fully in management’s review of operating results below, the announced merger with First Merchants Corporation and the exchange ratio contained in the Merger Agreement triggered an evaluation of goodwill for impairment. This evaluation determined that goodwill recorded from previous acquisitions of the Corporation should be eliminated. As such, a charge against current earnings totaling $23,907,000 was recorded in the quarter ending September 30, 2008.

Financial Condition

Assets totaled $830.9 million at September 30, 2008, a decrease from December 31, 2007 of $58.4 million. The net decrease in assets occurred primarily in investment securities available for sale, down $26.0 million and total loans including loans held for sale, down $9.4 million. Also, as noted above, management reviewed its goodwill asset for impairment during the third quarter and determined that it was fully impaired. The decline in goodwill totaled $23.9 million. Investments declined as several callable securities were called as interest rates declined. The proceeds of these securities were used to offset reductions in certificates of deposit and money market deposits including public funds. The largest components of the decline in loans occurred in residential real estate mortgages, down $13.6 million and indirect consumer loans, down $8.8 million. Both of these declines are in line with management’s expectations. The majority of our fixed rate mortgage product is currently being sold in the secondary market and indirect activity has been substantially reduced due to competition. Home equity loans increased by $14.2 million and commercial loans increased by $2.7 million from December 31, 2007. The increase in home equity loans included $6.9 million of home equity loans referred by local, central Indiana, brokers with the customer and homes being located in central Indiana. As of September 30, 2008 this program has been curtailed as target goals for this channel were met. The allowance for loan losses increased since December 31, 2007. This was partially in reaction to an increase in nonperforming loans to 2.08% of total loans at September 30, 2008 from 1.22% at year end 2007.

Total deposits were $594.5 million at September 30, 2008, a decline of $61.9 million since December 31, 2007. The decline occurred primarily in money market deposits down $49.0 million and certificates of deposit, down $36.3 million. The decline in money market deposits was due to the outflow of public fund deposits as local governments paid bills as well as sought higher interest rate alternatives. Certificates of deposit were affected by less public fund deposits as well as management’s efforts to reduce single service certificate of deposit customers where wholesale funding presented a substantially attractive alternative. Growth occurred in noninterest-bearing and interest-bearing demand deposit accounts, up $1.5 million and $19.2 million, respectively, and savings accounts, up $2.5 million from December 31, 2007. Borrowings increased by $31.1 million from year end 2007 to $140.3 million at September 30, 2008 as wholesale borrowing costs declined below competitive rates for certain deposits as noted above.

Shareholders’ equity declined by $27.6 million from $99.0 million at December 31, 2007 to $71.4 million at September 30, 2008. The majority of the decline was the result of the net loss recorded. The net loss included $23.9 million in expense recorded as the result of the review of goodwill for impairment and the subsequent charge to fully impair goodwill on the Company’s books. Shareholder’s equity was also negatively impacted by recording the decline in the fair market value of available-for-sale securities as of September 30, 2008. Accumulated other comprehensive loss grew to $4.5 million at September 30, 2008 from a loss of $.4 million at December 31, 2007. Several “trust preferred” securities were responsible for a substantial amount of the increased loss in accumulated other comprehensive loss. The carrying value of these securities total $13.4 million with a market value of $7.9 million. Management has specifically reviewed these securities, along with other securities in a loss position, and determined, at this time, no other-than-temporary impairment exists. As of September 30, 2008 management has both the ability and the intent to hold these securities until recovery.  Management does classify these securities as “available-for-sale” under the definition of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities so certain circumstances, such as changes in market interest rates and related changes in the security's prepayment risk, needs for liquidity (for example, due to the withdrawal of deposits, increased demand for loans), changes in the availability of and the yield on alternative investments or changes in funding sources and terms could change management’s assessment of its ability and intent to hold these securities.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007

Net loss for the quarter ended September 30, 2008 was $23.5 million, or $4.64 for both basic and diluted earnings per share. This compared to net income for the comparable period in 2007 of $521,000, or $.10 for both basic and diluted earnings per share. As noted above an impairment charge for goodwill was recorded during the period ending September 30, 2008 that totaled $23.9 million, after tax.

Net interest income for the second quarter of 2008 was $6,152,000 compared to $5,501,000 for the same period in 2007. Net interest margin improved to 3.11% for the three-month period ended September 30, 2008 compared to 2.69% for the same period in 2007. The average yield on earning assets declined only 83 basis points for the third quarter of 2008 compared to the same period in 2007 while the average cost of interest-bearing liabilities declined 141 basis points in 2008 compared to 2007. Interest rate spread increased from 2.22% for the quarter ending September 30, 2007 to 2.80% for the like quarter in 2008. Falling rates have allowed the Bank to benefit from a liability sensitive position. In addition, a more “normal”, positively sloped yield curve has allowed the Bank to support slightly longer asset maturities with cheaper, somewhat shorter term, liabilities. Our deposit environment has been one where competition has kept certain types of interest bearing deposit account costs higher than wholesale funding that has been available. We have deliberately reduced certain higher cost funding sources, primarily public fund certificates and certain single service customer certificate relationships in areas where competition seems irrational. As noted above, maturities of investments, a slight decline in loans and growth in certain other deposit categories has provided the funding for this strategy.

The Bank’s provision for loan losses for the third quarter of 2008 was $357,000 compared to $150,000 for the same period in 2007. The increase in the provision expense was primarily the result of continued concern about the economy and its effect on our borrowers as well as increases in nonperforming assets. Much of the nonperforming increase had been expected and taken into account in our large provision recorded in the first quarter of 2008. At this time, no charge-offs are deemed necessary for these credits. Non-performing loans to total loans at September 30, 2008 were 2.08% compared to 1.22% at December 31, 2007, while non-performing assets to total assets were 1.71% at September 30, 2008 compared to 0.95% at December 31, 2007. The allowance for loan losses as a percent of loans was 1.31% at September 30, 2008 and 1.02% at December 31, 2007. During the third quarter of 2008, the Bank incurred $230,000 in net charged off loans compared to net charged off loans in the same quarter of 2007 totaling $114,000. Although management believes the allowance for loan losses is appropriate to absorb probable future losses inherent in the portfolio as of September 30, 2008, further deterioration in either the economy or our borrowers’ individual financial conditions may necessitate additional provision expense in the future.

Other income for the three months ended September 30, 2008 was $1,727,000 compared to $1,577,000 for the same quarter of 2007 or a increase of $150,000 or 9.5%. The largest increase in noninterest income was service charges on deposits, up $103,000 to $724,000 or 16.6%. Our direct mail and premium marketing program has increased our transaction accounts and, as a result, our service charges have risen. This increase in accounts has also benefitted our point of sale income which increased $61,000 or 25.6% to $299,000 for the quarter ended September 30, 2008. One additional notable increase was gain on sale of loans which increased by $26,000 or 12.2% to $243,000. We continue to see steady production of traditional, conforming mortgage loans with the majority of those loans being sold into the secondary market. Smaller declines in other categories made up the remainder of the net increase noted above.

Other expenses were $30,846,000 for the three months ended September 30, 2008 compared to $6,331,000 for the like period of 2007. As noted above, the September 30, 2008 results include an impairment of goodwill charge that totaled $23,907,000. In addition, certain merger related expenses totaling $549,000 were recorded during the quarter ending September 30, 2008. Excluding these two expenses (the merger related expenses and the goodwill impairment) for comparison purpose, other expenses would have totaled $6,390,000 for the quarter ending September 30, 2008. This adjusted three month total would have been an increase of $59,000 over the same period ending September 30, 2007 or an increase of less than 1%.

Salaries and employee benefits increased $160,000 to $3,169,000 for the three months ended September 30, 2008 or 5.3% when compared the same period in 2007. This increase included an increase in salaries, commissions and overtime of $94,000. This increase represented normal annual increases as well as the addition of several new positions in key areas, including business development, brokerage, mortgage lending and commercial Lending. Full-time equivalent employees were 234 for the third quarter of 2008 compared to 228 for the same quarter in 2007.

Excluding merger related expenses of $549,000, professional fees declined by $149,000 from $329,000 for the quarter ending September 30, 2007 to $180,000 for the same quarter in 2008. Lower legal costs were responsible for this decline.

Other significant variances in other expenses for the three months ending September 30, 2008 compared to the three months ending September 30, 2007 included a $41,000 decline in marketing and advertising that resulted primarily from a change in vendors for certain marketing services. Equipment expense and occupancy expense also declined, by $40,000 and $37,000, respectively. Occupancy expense was affected by the receipt of real estate tax bills that had been delayed by local government agencies. Previous accruals were adjusted once these bills were received. Other expenses increased from $715,000 to $847,000 with the Federal Deposit Insurance premium making up the majority of this increase.

Income tax expense for the three months ended September 30, 2008 was $184,000. This compares to income tax expense of $76,000 for the quarter ended September 30, 2007. In addition to the goodwill impairment charge during the quarter ending September 30, 2008 and certain merger expenses not qualifying for a tax benefit, the difference between the actual rate recorded and the statutory rates was primarily due to permanent, non-taxable income recorded such as qualifying municipal interest and increases in cash value of life insurance.

Comparison of Operating Results for the Nine Months Ended September 30, 2008 and 2007

Net loss for the nine month period ended September 30, 2008 was $22,364,000, or $4.43 for both basic and diluted earnings per share. This compared to net income for the comparable period in 2007 of $899,000 or $.18 for basic and $0.17 for diluted earnings per share. As noted above, during the first quarter of 2007, the Bank began a strategy to restructure its balance sheet and, as a result, incurred a first quarter after-tax loss. The total year-to-date effect of the restructuring was a net loss of $909,000, or $.18 for both basic and diluted earnings per share.

The following table summarizes by quarter the final results of the restructuring transaction and the financial statement income line affected. No further transactions affected third quarter 2007 results.

Restructuring item	Included in income statement line	Year-to-date September 30, 2007	Quarter ending June 30, 2007	Quarter ending March 31, 2007

Loans– loss on mark-to market and reclassification to securities	Net gains (losses) on loans held for sale	$(2,080,135)	$(752,776)	$(1,327,359)
Loans securitized and sold –establish mortgage servicing right	Net gains (losses) on loans held for sale	296,352	296,352	-0-
Subtotal	Net gains (losses) on loans held for sale	(1,783,783)	(456,424)	(1,327,359)
Sale of securitized mortgage loan security	Net realized gains (losses) on sales of securities	303,100	303,100	-0-
Gains (losses) on trading securities	Net realized gains (losses) on sales of securities	(356,053)	62,670	(418,723)
Income related to forward sale contract termination	Gain on termination of forward commitment	358,750	358,750	-0-
Subtotal of restructuring effect on pre-tax net income		(1,477,986)	268,096	(1,746,082)
Tax effect on above transactions		(568,668)	103,276	(671,944)
Net income effect of restructuring		$(909,318)	$164,820	$(1,074,138)

Net interest income year-to-date through September 30, 2008 increased by $1,859,000 or 11.5% from $16,198,000 year-to-date 2007 to $18,057,000 year-to-date in 2008. Generally the Bank has been in a liability sensitive position and falling interest rates have allowed the Bank to re-price its liabilities at a faster rate than it has had to re-price its assets. Net interest margin increased to 3.02% for the six-month period ended September 30, 2008 compared to 2.62% for the same period in 2007. The average yield on earning assets decreased 54 basis points for the nine month period ending September 30, 2008 compared to the same period in 2007 while the average cost of interest-bearing liabilities decreased 108 basis points in 2008 compared to 2007. This improved interest rate spread from 2.15% for the 2007 period to 2.69% for the 2008 period, or 54 basis points.

The Bank’s provision for loan losses year-to-date through September 30, 2008 was $2,162,000 compared to $457,000 for the same period in 2007. A provision of $1,507,000 was taken during the first quarter of 2008. The increased provision in the first quarter of 2008 was made for several reasons. After the Bank reviewed annual financial statements of certain of its loan customers it was determined that the customers’ financial condition had declined and warranted downgrades of the credits.  These loans were primarily development and commercial real estate loans affected by the downturn in the economy.  The downgraded credits affected the outcome of the Bank’s consistently applied methodology for determining loan loss allowances and resulted in a required increase to the allowance for loan losses. Although management believes the allowance for loan losses is appropriate to absorb future losses inherent in the portfolio as of September 30, 2008, further deterioration in either the economy or our borrowers’ individual financial conditions may necessitate additional provision expense in the future.

Other income year-to-date through September 30, 2008 was $5,527,000 compared to income of $3,281,000 for the same period of 2007. As noted above the 2007 results are affected by a balance sheet restructuring that was initiated in the first quarter of 2007. Other income for the period ended September 30, 2007 included a net $1,478,000 of net losses related to the balance sheet restructuring discussed above. This is illustrated in the table presented above. Excluding the balance sheet restructuring charges other income would have increased $768,000 or 16.1%. The following comparisons have been adjusted for the 2007 restructuring effect where applicable. These are notable differences and are not meant to be an inclusive list of every change within total noninterest income. Net gains on sale of loans increased $206,000 to $1,033,000 for the nine month period ended September 30, 2008. We continue to sell the majority of our fixed rate mortgage production and realize gains on those sales. Service charges on deposit accounts and point of sale income have both been positively affected by our continued marketing program to attract new deposit customers. They increased by $255,000 and $193,000 respectively through the nine months ending September 30, 2008 as compared to the same period in 2007. We recognized gain on sales of securities totaling $70,000 as certain callable securities were called during the first quarter of 2008. This compares to gains of $14,000 on securities sold for the same period in 2007 after adjusting for the effect of the balance sheet restructuring. Loan servicing fees increased by $25,000 to $275,000 for the nine months ending September 30, 2008. This increase is due to the loans that were sold with servicing retained during the balance sheet restructuring in 2007. Other income increased from $558,000 in the nine months ending September 30, 2007 to $613,000 for same period in 2008. Various smaller increases made up this difference.

Other expenses for the nine month period ended September 30, 2008 were $43,647,000, an increase of $25,184,000 over the same period in 2007. As discussed above this includes the charge against earnings for the goodwill impairment totaling $23,907,000 and various merger related expenses included in professional fees totaling $549,000. Excluding these two items for comparative purposes, the goodwill impairment charge and the merger related expenses, other expenses would have totaled $19,191,000 for the period ending September 30, 2008. This total would compare to the same period in 2007 of $18,463,000 or an increase of $728,000 or 3.9%. Most of the increase was in salaries and employee benefit costs, up $624,000 or 6.8% for essentially the same reasons mentioned for the quarter and described above. Data processing costs increased $203,000 or 10.7% due to customer account growth and certain feature enhancements. Occupancy costs also increased from $1,769,000 to $1,852,000 primarily from the addition of new branches in Greenwood and Mooresville in high traffic areas to replace existing offices in those communities. Advertising and business development costs for the nine months ended September 30, 2008 decreased $151,000 to $727,000 for essentially the same reasons as discussed in the quarterly results above. Other expenses increased $182,000 to $2,288,000 for the period ended September 30, 2008 compared to the same period in 2007 and, as above, the majority of this increase was due to increased Federal Deposit Insurance Corporation insurance premium. Other, smaller differences made up the balance of the change in other expenses.

Income tax expense for the nine months ended September 30, 2008 was $138,000. This compares to income tax benefit of $340,000 for the nine months ending September 30, 2007. In addition to the goodwill impairment charge during the quarter ending September 30, 2008 and certain merger related expenses not qualifying for a tax benefit, the difference between the actual rate recorded and the statutory rates was primarily due to permanent, non-taxable income recorded such as qualifying municipal interest and increases in cash value of life insurance and the benefit of a low income housing tax credit for the 2007 period.

Asset Quality

The Company currently classifies loans as special mention, substandard, doubtful and loss to assist management in addressing collection risks and pursuant to regulatory requirements. Special mention loans represent credits that have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects or Lincoln’s credit position at some future date. Substandard loans represent credits characterized by the distinct possibility that some loss will be sustained if deficiencies on the loans are not corrected. Doubtful loans possess the characteristics of substandard loans, but collection or liquidation in full is doubtful based upon existing facts, conditions and values. A loan classified as a loss is considered uncollectible. Lincoln had $8.6 million and $13.7 million of loans classified as special mention as of September 30, 2008 and December 31, 2007, respectively. In addition, Lincoln had $27.2 million and $8.5 million of loans classified as substandard at September 30, 2008 and December 31, 2007, respectively. Loans classified as doubtful totaled $.2 million at September 30, 2008 and $.7 million at December 31, 2007. At September 30, 2008 and December 31, 2007 there were no loans classified as loss. The increases in classified loans occurred primarily in the first quarter of 2008 after loan officers of the Bank reviewed annual financial statements of certain of its loan customers as they became available and determined that the customers’ financial condition had declined and warranted downgrades of the credits.  These loans were primarily development and commercial real estate loans affected by the downturn in the economy.  Loans that were downgraded totaled over $30 million and spanned over a dozen relationships. Nonperforming assets of the Bank increased to $14.2 million at September 30, 2008 from $7.9 million at December 31, 2007. More than half of this increase was related to one specific relationship that had been considered in our analysis of the allowance for loan losses at March 31, 2008 and provided accordingly through additional provision at that time. We continue to monitor the status of this credit to work towards a successful resolution.

At September 30, 2008, and December 31, 2007, non-accrual loans were $10.3 million and $7.7 million, respectively. At September 30, 2008 and December 31, 2007, respectively, accruing loans delinquent 90 days or more totaled $2.9 million and $.2 million. A substantial portion of this increase was related to one specific relationship that had been considered in our analysis of the allowance for loan losses at March 31, 2008 and provided accordingly through additional provision at that time. At September 30, 2008 and December 31, 2007, the allowance for loan losses was $8.3 million and $6.6 million, respectively or 1.31% of total loans including loans held for sale at September 30, 2008 and 1.02% at December 31, 2007.

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

Management believes, as of September 30, 2008, that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Company and Bank’s actual capital amounts and ratios under the state charter are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008
Total Capital (to Risk-Weighted Assets)
Consolidated	$81,975	11.5%	$57,170	8.0%		N/A
Bank	82,359	11.6	57,044	8.0	$71,305	10.0%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	73,656	10.3	28,585	4.0		N/A
Bank	74,040	10.4	28,522	4.0	42,783	6.0

Tier I Capital (to Average Assets)
Consolidated	73,656	8.6	34,200	4.0		N/A
Bank	74,040	8.7	34,152	4.0	42,690	5.0

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law. Pursuant to EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgaged-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the Department of the Treasury announced that it would purchase equity stakes in a wide variety of banks and thrifts using $250 billion of capital from the EESA funds under a program known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”). The TARP Capital Purchase Program involves the purchase by the Treasury of preferred stock in financial institutions with warrants to purchase common stock. Also on October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program, which provides for the guarantee of newly-issued senior unsecured debt of banks, thrifts and certain holding companies as well as full deposit insurance coverage for non-interest bearing deposit transaction accounts, regardless of dollar amount. Unlimited coverage for non-interest bearing transaction accounts under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 10 basis points per annum. The Company and the Bank are currently assessing their participation in the TARP Capital Purchase Program and the Temporary Liquidity Guarantee Program, and are consulting with First Merchants Corporation regarding such participation in light of the proposed merger of the Company and First Merchants Corporation, but they have not yet decided whether they will participate in either program.

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

Presented below, as of September 30, 2008 is an analysis showing the present value impact of changes in interest rates, assuming a comprehensive mark-to-market environment. Noninterest sensitive assets and liabilities such as cash, accounts receivable, fixed assets, and other liabilities are excluded from the analysis.

	Economic Value
	Present Value at September 30, 2008 Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Investments	$138,503	$136,847	$134,220	$130,006	$124,902
Loans	653,341	645,071	635,522	625,369	615,059
Total interest sensitive assets	791,844	781,918	769,742	755,375	739,961

Interest Sensitive Liabilities
Deposits	(557,045)	(550,392)	(544,039)	(539,088)	(535,595)
Borrowings and repurchase agreements	(161,647)	(158,940)	(156,812)	(154,940)	(153,069)
Total interest sensitive liabilities	(718,692)	(709,332)	(700,851)	(694,028)	(688,664)

Net market value as of September 30, 2008	$73,152	$72,586	$69,891	$61,347	$51,297
Change from current	$3,261	$2,695	$—	$(8,544)	$(18,594)

The same information as of December 31, 2007 is presented below.

	Economic Value
	Present Value at December 31, 2007 Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Investments	$163,320	$161,479	$159,105	$154,097	$148,183
Loans	657,051	648,369	640,463	631,998	624,378
Total interest sensitive assets	820,371	809,848	799,568	786,095	772,561

Interest Sensitive Liabilities
Deposits	(613,495)	(608,583)	(603,091)	(597,349)	(592,118)
Borrowings and repurchase agreements	(131,492)	(128,570)	(126,546)	(124,434)	(123,945)
Total interest sensitive liabilities	(744,987)	(737,153)	(729,637)	(721,783)	(716,063)

Net market value as of December 31, 2007	$75,384	$72,695	$69,931	$64,312	$56,498
Change from current	$5,453	$2,764	$—	$(5,619)	$(13,433)

Item 4.	Controls and Procedures

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

LINCOLN BANCORP

Date: November 5, 2008	By:	/s/ Jerry R. Engle
Jerry R. Engle
President and Chief Executive Officer

Date: November 5, 2008	By:	/s/ John M. Baer
John M. Baer
Secretary and Treasurer

EXHIBIT INDEX

No.	Description	Location
3(i)	Articles of Incorporation	Incorporated by reference to Exhibit (1) to the Company’s Registration Statement on form S-1 filed September 14, 1998
3(ii)	Amended and Restated Code of By-Laws	Incorporated by reference to Exhibit 3.1 to the Form 8-K filed November 27,2007
10(i)	Agreement of Reorganization and Merger dated September 2, 2008 between First Merchants Corporation and Lincoln Bancorp	Incorporated by reference to Exhibit 2.1 to the form 8-K of First Merchants Corporation (file no. 0-17071) filed September 3, 2008
31(1)	CEO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
31(2)	CFO Certification required by 17 C.F.R. Section 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached